Form 10-Q
period 1999-07-31
TOO INC
filed 1999-10-04
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to __________________



                         Commission file number 1-14987
                                                -------


                                    TOO, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                      31-1333930
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                       3885 Morse Road, Columbus, OH 43219
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code   (614) 479-3500
                                                   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (or such shorter time as the Company became effective).

                                Yes   X      No
                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Common Stock                        Outstanding at September 21, 1999
          ------------                        ---------------------------------
          $.01 Par Value                              30,674,120 Shares

                                    TOO, INC.


                                TABLE OF CONTENTS


                                                                                                           Page No.
                                                                                                           --------

Part I.  Financial Information


     Item 1.  Financial Statements
         Consolidated Statements of Income

              Thirteen and Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998........................................................   3


         Consolidated Balance Sheets
                  July 31, 1999 and January 30, 1999 .....................................................   4

         Consolidated Statements of Cash Flows
              Twenty-six Weeks Ended

                  July 31, 1999 and August 1, 1998........................................................   5


         Notes to Consolidated Financial Statements.......................................................   6


     Item 2.  Management's Discussion and Analysis of

                  Results of Operations and Financial Condition...........................................  11



Part II. Other Information


     Item 1.  Legal Proceedings...........................................................................  18

     Item 6.  Exhibits and Reports on Form 8-K............................................................  19

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS


                                    TOO, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


                      (Thousands except per share amounts)

                                   (Unaudited)


                                                                  Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                              ------------------------------    ------------------------------

                                                                July 31,        August 1,         July 31,        August 1,
                                                                  1999             1998             1999             1998
                                                              -------------    -------------    -------------    -------------


Net sales                                                          $86,864          $74,746         $181,912         $157,003

     Costs of goods sold, occupancy and buying costs
                                                                    58,258           50,730          121,582          108,099
                                                              -------------    -------------    -------------    -------------


Gross income                                                        28,606           24,016           60,330           48,904


     General, administrative and store operating

            expenses                                                26,902           23,676           57,314           48,275
                                                              -------------    -------------    -------------    -------------


Operating income                                                     1,704              340            3,016              629

     Provision for income taxes                                        700              100            1,200              200
                                                              -------------    -------------    -------------    -------------


Net income                                                          $1,004             $240           $1,816             $429
                                                              =============    =============    =============    =============


Net income per basic and diluted share                                $.03             $.01             $.06             $.01
                                                              =============    =============    =============    =============



The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.

                           CONSOLIDATED BALANCE SHEETS


                                   (Thousands)

                                                                      July 31,         January 30,
                                                                        1999              1999
                                                                   ---------------    --------------
                                                                    (Unaudited)
                            ASSETS
                            ------

Current assets:

    Cash                                                                   $2,620              $987
    Receivables                                                             1,475             1,440
    Inventories                                                            41,812            27,565
    Store supplies                                                          5,891             5,237
    Deferred income taxes                                                   2,951             2,951
    Other                                                                     116               582
                                                                   ---------------    --------------


Total current assets                                                       54,865            38,762

Property and equipment, net                                                55,433            44,894

Deferred income taxes                                                       6,313             6,313
                                                                   ---------------    --------------


Total assets                                                             $116,611           $89,969
                                                                   ===============    ==============


             LIABILITIES AND SHAREHOLDER'S EQUITY
             ------------------------------------


Current liabilities:

    Accounts payable                                                       $7,195            $3,108
    Accrued expenses                                                       24,384            22,377
    Income taxes payable                                                    1,083            11,883
                                                                   ---------------    --------------


Total current liabilities                                                  32,662            37,368

Other long-term liabilities                                                 1,769             1,501

Net Investment by The Limited                                              82,180            51,100
                                                                   ---------------    --------------


Total liabilities and shareholder's equity                               $116,611           $89,969
                                                                   ===============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (Thousands)

                                   (Unaudited)

                                                                                            Twenty-six Weeks Ended
                                                                                     --------------------------------------

                                                                                         July 31,            August 1,
                                                                                           1999                 1998
                                                                                     -----------------    -----------------


Cash flows from operating activities:

    Net income                                                                                 $1,816                 $429

    Impact of other operating activities on cash flows:

         Depreciation and amortization                                                          6,158                5,251
         Change in assets and liabilities:
             Inventories                                                                     (14,247)             (13,312)
             Accounts payable and accrued expenses                                              6,094                5,515
             Income taxes                                                                    (10,800)             (10,294)
             Other assets and liabilities                                                          45                1,048
                                                                                     -----------------    -----------------


Net cash used for operating activities                                                       (10,934)             (11,363)
                                                                                     -----------------    -----------------

Investing activities:

    Capital expenditures                                                                     (16,697)              (3,152)
                                                                                     -----------------    -----------------


Net cash used for investing activities                                                       (16,697)              (3,152)
                                                                                     -----------------    -----------------

Financing activities:

    Increase in net investment by The Limited                                                  29,264               15,854
                                                                                     -----------------    -----------------


Net cash provided by financing activities                                                      29,264               15,854
                                                                                     -----------------    -----------------


Net increase in cash                                                                            1,633                1,339
Cash, beginning of year                                                                           987                1,649
                                                                                     -----------------    -----------------


Cash, end of period                                                                            $2,620               $2,988
                                                                                     =================    =================


The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation


         Too, Inc. (formerly Limited Too, Inc. referred to herein as the Company) is a specialty retailer that sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting young girls. Prior to August 23, 1999 the Company operated as a wholly-owned subsidiary of The Limited, Inc. The consolidated financial statements include the accounts of Too, Inc. and its subsidiaries and reflect the company's assets, liabilities, results of operations and cash flows on a historical cost basis.

         On August 23, 1999 The Limited, Inc. (The Limited) effected a tax free spin-off of 100% of the common stock of Too, Inc. by distributing a dividend of approximately 30.7 million shares of Too, Inc. stock to The Limited shareholders of record as of August 11, 1999. The Limited's shareholders received one share of Too, Inc. common stock for every seven shares of The Limited's common stock held as of the record date.

         The accompanying interim consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 are unaudited and are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10 filing dated August 18, 1999. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.

2.       Earnings per Share


         Earnings per basic and diluted share is based on the 30.7 million shares distributed to The Limited's shareholders on August 23, 1999, representing 100% of the outstanding shares of the Company's common stock as of the record date August 11, 1999.

         In connection with the spin-off, associates of the Company who were participants in The Limited Inc's. Stock Option and Restricted Stock plans, were able to convert their unvested awards into Too, Inc. stock options and restricted stock based on a formula designed to preserve the intrinsic value of the options and restricted stock. In addition, certain members of executive management and associates of the Company received additional awards in conjunction with the spin-off. As the stock options and restricted stock grants in Too, Inc. were not outstanding as of July 31, 1999, no dilutive effect is reflected in earnings per share amounts presented.



3.       Inventories


         The fiscal year of the Company is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in, first-out basis utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.


4.       Property and Equipment, Net

         Property and equipment, net, consisted of (thousands):

                                                                       July 31,            January 30,
                                                                         1999                 1999
                                                                   -----------------    -----------------


          Property and equipment, at cost                                  $113,390              $98,473
          Less accumulated depreciation and amortization                     57,957               53,579
                                                                   -----------------    -----------------


          Property and equipment, net                                       $55,433              $44,894
                                                                   =================    =================

5.       Income Taxes


         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes through August 23, 1999. However, the Company is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income tax obligations are treated as having been settled through the net investment by The Limited account as if the Company was filing its income tax returns on a separate company basis. Such amounts were $12,000,000 and $10,500,000 for the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively.

6.       Shareholder's Equity and Intercompany Relationship with The Limited

         Up to the date of the spin-off, The Limited provided various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support, merchandise sourcing, compensation and benefit plan administration, management information and telecommunication services, merchandise distribution services, engineering, customs and freight, tax return preparation, and treasury. In connection with the spin-off, the Company entered into various agreements with a duration of one to three years with The Limited, to continue some of these services. The Limited will bill the Company actual costs incurred, plus 5% based on internal costs such as payroll, rent, and depreciation while third party costs are charged without any markup.

         Through the date of the spin-off, the Company participated in The Limited's centralized cash management system. Under this system cash received from the Company's operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. No interest has been charged or earned on the cash management account. Subsequent to August 1, 1999, interest is earned by the Company or charged to the Company for net cash balances due from or owed to The Limited. Interest is calculated based on the Federal Reserve AA Composite 30-day rate.

         The following table summarizes the related party transactions between the Company and The Limited and its other wholly-owned subsidiaries, for the periods indicated (in thousands):


                                                            Twenty-Six Weeks
                                                                 Ended                       Year Ended
                                                              July 31, 1999                January 30, 1999
                                                        -------------------------      --------------------------
              Merchandise purchases                                      $33,114                         $58,456
              Capital expenditures                                        15,241                          11,818
              Inbound and outbound shipping                                2,808                           6,023
              Store leasing construction and
              management                                                  28,423                          50,044
              Distribution center, MIS and home office
              expenses                                                     5,265                           9,140
              Corporate services and centrally
              managed benefits                                             8,723                          13,920
                                                        -------------------------      --------------------------


                                                                         $93,574                        $149,401
                                                        =========================      ==========================

         The following is a summary of the activity in the net investment by The Limited account (in thousands):

                                                           Twenty-Six Weeks
                                                                 Ended                        Year Ended
                                                             July 31, 1999                  January 30, 1999
                                                        -------------------------       -----------------------


Beginning balance                                                        $51,100                       $37,773
Transactions with related parties                                         93,574                       149,401
Centralized cash management                                              (76,310)                     (167,444)
Settlement of income taxes                                                12,000                        14,314
Net income                                                                 1,816                        17,056
                                                        -------------------------       -----------------------


Ending balance                                                           $82,180                       $51,100
                                                        =========================       =======================





7.       Subsequent Event

Effective August 13, 1999, the Company entered into a five year $100 million credit agreement with a syndicate of banks. The credit agreement is collateralized by virtually all assets of the Company and its subsidiaries and is comprised of a $50 million term loan and a $50 million revolving credit facility. On August 13, 1999, the entire portion of the term loan was drawn to pay a $50 million dividend to The Limited. Additionally, approximately $14 million was drawn on the revolving credit facility to pay working capital advances of $12 million made by The Limited in 1999 through July 31, 1999, as well as financing fees of $1.75 million. The working capital advances made by The Limited were included in the net investment by The Limited at July 31, 1999. The remainder of the credit facility is available to fund working capital requirements and for general corporate purposes. Interest or borrowings under the credit agreement is based on matrix pricing applied to either the London Interbank Offered Rate plus a spread or base rate, as defined. Payments under the term loan are due at various dates starting in July 2002 through August 2004. A commitment fee of 1/2 of 1% per annum, as defined, is charged on the unused portion of the revolving credit facility. Under the terms of the credit agreement, the Company is required to comply with certain financial ratios. The credit agreement also prohibits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholder of Too, Inc.

We have reviewed the condensed consolidated balance sheets of Too, Inc. (the "Company") at July 31, 1999 and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 30, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated April 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP

Columbus, Ohio
August 23, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

                 Adjusted Earnings Per Basic and Diluted Share
                       (Thousands, except per share data)

                                        Thirteen         Thirteen Weeks         Twenty-six           Twenty-six
                                      Weeks Ended            Ended             Weeks Ended           Weeks Ended
                                     July 31, 1999       August 1, 1998       July 31, 1999        August 1, 1998
                                     ===============    =================    =================    ==================

Earnings Per Basic and Diluted Share           $.03                 $.01                 $.06                  $.01
                                     ===============    =================    =================    ==================


Adjusted Earnings Per Basic and
  Diluted Share:

Net Income                                   $1,004                 $240               $1,816                  $429
  Adjusted Interest Expense (1)              (1,115)              (1,115)              (2,108)               (2,108)
  Adjusted Tax Benefit (2)                      500                  500                  900                   900
                                     ---------------    -----------------    -----------------    ------------------

Adjusted Net Income (Loss)                     $389                ($375)                $608                 ($779)
Adjusted Earnings Per Basic
 and Diluted Share                             $.01                ($.01)               $0.02                 ($.02)
                                     ---------------    -----------------    -----------------    ------------------


Weighted Average Basic and Diluted
Shares Outstanding (3)                       30,674               30,674               30,674                30,674
                                     ===============    =================    =================    ==================


1) Adjusted net income (loss) and adjusted earnings per basic and diluted share include interest expense and financing fees, net of the related tax benefit, on approximately $52 million of indebtedness representing debt incurred under the credit facility which was used to pay a $50 million dividend to The Limited and pay financing fees of $1.75 million.

2) The Tax Benefit is related to adjusted interest expense arising from the credit facility at an estimated effective tax rate of approximately 40%.

3) Earnings per basic and diluted share is based on the number of shares outstanding as a result of the spin-off occurring August 23, 1999. The Limited distributed approximately 30.7 million shares representing 100% of its ownership in the Company to shareholders of record as of August 11, 1999. The distribution ratio was one share of Too, Inc. common stock for every seven shares of The Limited's common stock outstanding on the date of the spin-off. The Company has not reported the dilutive effect of the stock options and restricted stock since stock options and restricted stock were not present at the end of the reported period.


    Financial Summary
    -----------------

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended July 31, 1999 to the comparable 1998 periods:

                                                        Second Quarter                          Year - to - Date
                                              ------------------------------------     ------------------------------------


                                                1999         1998        Change          1999         1998        Change
                                              ---------     -------     ----------     ---------    ---------    ----------


NET SALES (MILLIONS):                               $87         $75            16%          $182         $157           16%



COMPARABLE STORE SALES INCREASE:                      8%          20%                          9%          21%

                                               =========    =========                   =========    =========



STORE DATA:

Retail sales increase
   attributable to net new and
   remodeled stores                                   8%           5%                          7%           4%


Retail sales per average gross square foot          $66          $60           10%          $138         $126           10%


Retail sales per average store (thousands)         $266         $239           11%          $558         $504           11%


Number of stores at end of period                   332          311

Retail gross square feet at end of
    quarter (thousands)                           1,352        1,244            9%

Average store size at end of
    quarter (gross square feet)                   4,072        4,000            2%
                                             ===========  ===========               =============  ===========

NUMBER OF STORES:

Beginning of period                                 321          313                         319          312
   Opened                                            11                                       20            1
   Closed                                                         (2)                         (7)          (2)
                                             -----------  -----------               -------------  -----------


End of period                                       332          311                         332          311
                                             ===========  ===========               =============  ===========

Net Sales
---------

Net sales for the second quarter of 1999 increased 16% to $86.9 million from $74.7 million in 1998. The net sales increase was attributable to an 8% increase in comparable store sales. The balance of the increase was due to the net addition of 21 new stores since the end of the second quarter 1998.

The Company's second quarter performance was driven by a sales increase of 28% in Girls Add-On, which includes swimwear and sleepwear, and a strong performance in Knit-Tops.

Year-to-date net sales increased 16% to $182 million from $157 million in 1998. The net sales increase was attributable to a 9% increase in comparable store sales. The balance of the increase was due to the net addition of 21 new stores and the favorable impact of our remodel and refurbishment program.

Gross Income
------------

The second quarter of 1999 gross income rate, expressed as a percentage of sales, increased to 32.9% from 32.1% for the same period in 1998. The increase was driven by an increase in the merchandise margin rate (which represents gross income before deduction of buying and occupancy costs). The increase in the merchandise margin rate was due to higher initial markups and lower markdowns.

The 1999 year-to-date gross income rate increased to 33.2% from 31.1% in 1998. The increase was primarily attributable to higher initial markups and lower markdowns which was partially offset by slightly higher buying and occupancy costs.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The general, administrative and store operating expense rate, expressed as a percentage of net sales, decreased to 31.0% in the second quarter of 1999 from 31.7% for the same period in 1998. The rate decrease was primarily due to a reduction of $800,000 in second quarter marketing activity. This was partially offset by start-up expense of $400,000 incurred as part of the catalog launch to occur in the third quarter and spin-off related expense of $1.2 million.

The year-to-date, general, administrative and store operating expense rate increased to 31.5% from 30.7% in 1998. The rate increase was driven by catalog start-up expense of $1.0 million and spin-off related expense of $1.2 million.

Operating Income
----------------

Second quarter and year-to-date operating income, expressed as a percentage of net sales, were 2.0% and 1.7% in 1999 compared to 0.5% and 0.4% in 1998, respectively. The increase in the gross income rate more than offset the increase in the general, administrative and store operating expense rate year-to-date.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and the revolving portion of the credit facility provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash used for operating activities totaled $10.9 million for the twenty-six weeks ended July 31, 1999 versus net cash used for operating activities of $11.4 million for the same period in 1998. The change in net cash used for operating activities was primarily driven by an increase of $2.3 million in net income before depreciation and amortization in the 1999 period over the comparative period in 1998, offset by a $900,000 increase in cash used in the 1999 period to fund inventories principally for new stores.

Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

Financing activities included an increase of $29.3 million in the net investment by The Limited representing working capital advances in the first half of 1999 of which $12 million was repaid on August 13, 1999 with proceeds from the $100.0 million credit agreement. Additionally, the Company paid a $50 million cash dividend to The Limited with proceeds from the credit agreement on August 13, 1999.

Approximately $14 million was drawn on the revolving portion of the credit agreement to pay working capital advances of $12 million made by The Limited in 1999 (included in net investment by The Limited) as well as financing fees of $1.75 million. The remainder of the revolving portion of the credit agreement will be used to fund working capital requirements and for general corporate purposes.

A summary of the Company's working capital position and capitalization follows (in thousands). Adjusted working capital is shown to reflect the $14 million drawn on the revolving credit facility to pay working capital advances by The Limited. Adjusted capitalization, including long-term debt, reflects the $50 million term loan drawn to pay a $50 million cash dividend to The Limited.


                                                   --------
                                                   Adjusted
                                                   --------         ---------         -----------
                                                   July 31,          July 31,         January 30,
                                                     1999              1999              1999
                                                   --------         ---------         -----------

Working capital                                      $8,453            $22,203             $1,394
                                                 ==========         ==========        ===========
Capitalization:
  Long-term debt                                     50,000
  Net investment by The Limited                      20,180             82,180             51,100
                                                 ----------         ----------        -----------

Total capitalization                                $70,180            $82,180            $51,100
                                                 ==========         ==========        ===========

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $16.7 million for the twenty six weeks ended July 31, 1999, compared to $3.2 million for the comparable period of 1998. The Company anticipates spending approximately $35.0 million in 1999 for capital expenditures, which will be primarily for new stores, the remodel or relocation and expansion of about 20 existing stores and related improvements for the retail business.

The Company intends to add approximately 90,000 gross square feet during the remainder of 1999, which will represent a 12% increase over year-end 1998. It is anticipated the increase will result from the addition of approximately 22 net new stores and the expansion of approximately 4 stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.


INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

The Year 2000 issue arises primarily from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999. The Company utilizes a variety of proprietary and third party computer technologies - both hardware and software - directly in its businesses. The Company also relies on numerous third parties and their systems' ability to address the Year 2000 issue. The Company's critical information technology ("IT") functions include point-of-sale equipment, merchandise distribution, merchandise and non-merchandise procurement, credit card and banking services, transportation, and business and accounting management systems. The Company is using both internal and external resources to complete its Year 2000 initiatives.

Readiness
---------

In order to address the Year 2000 issue, the Company participated with its former parent, The Limited, which established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages:

      - awareness, which includes identifying risks and conducting an education program regarding Year 2000 issues

      - assessment, which primarily includes establishing project resources, developing a Year 2000 renovation strategy, completing a company-wide inventory of information technology and determining the necessary training and testing facility requirements

      - renovation/development, which includes the analysis of existing information systems, the design of remediation activities and the coding of necessary remedies

      -  validation, which primarily includes system testing

      - implementation, which includes the placement of renovated systems "in production" and training end users

There are four areas of focus:

      - RENOVATION OF LEGACY SYSTEMS. The Company has completed all five stages of Year 2000 implementation for renovation of legacy systems.

      - INSTALLATION OF NEW SOFTWARE PACKAGES TO REPLACE SELECTED LEGACY SYSTEMS. Replacement of significant legacy systems with new software packages is complete.

      - ASSESSMENT OF YEAR 2000 READINESS AT KEY VENDORS AND SUPPLIERS. A vast network of vendors, suppliers and service providers located both within and outside the United States provide the Company with merchandise for resale, supplies for operational purposes and services. The Company has identified key vendors, suppliers and service providers, and The Limited is making efforts to determine their Year 2000 status. As a result, The Limited obtained completed Year 2000 surveys from approximately 40 of our most critical third-party vendors representing over half of our total 1998 purchases to determine an estimated compliance date. Of the 40 third-party vendors surveyed, approximately half have indicated that they are Year 2000 compliant. The majority of the remaining vendors have indicated they will be compliant prior to year-end. Based upon the results of the surveys, the Company selected 3 vendors for on-site visits to further assess the vendors' progress and estimated compliance dates. The Limited and the Company will continue to monitor the status of the vendors' estimated compliance dates in order to identify potential delays.

      -  EVALUATING FACILITIES AND DISTRIBUTION EQUIPMENT WITH EMBEDDED
         COMPUTER TECHNOLOGY. The Company uses various facilities and distribution equipment with embedded computer technology, such as conveyors, elevators, and security systems, fire protection systems and energy management systems. All stages of our efforts are complete.

Cost to Address the Year 2000 Issue
-----------------------------------

Total expenditures incurred related to remediation, testing, conversion, replacement and upgrading system applications were $6.6 million, of which approximately $4.9 million represents capital assets which will be amortized principally over a period of five years beginning in May 1999. In addition, significant internal payroll costs (not separately identified) were incurred relating to the Company's Year 2000 initiatives.

Additional expenditures are expected to range from $3.5 million to $3.8 million through October 1999, of which approximately $2.4 million of new software purchases will be capitalized. Total incremental expenses, primarily depreciation and amortization of new package systems, are not expected to have a material impact on the Company's financial condition during 1999 and 2000. Included in the above costs are expenditures associated with the development of an internal testing center, which has enabled the Company to perform comprehensive testing of newly renovated systems by processing transactions as if they had occurred in the Year 2000. This internal testing process was used to develop the risk and cost estimates described above. Efforts by approximately 500 employees of The Limited's information technology division represent approximately three-fourths of the total information technology budgeted hours for the Year 2000 project. The Limited engaged external consultants to assist it with program management and new software package implementation, which represent the remaining hours. The Company has allocated approximately 35% of its information technology budget for the period from Fall 1997 through Fall 1999 toward Year 2000 remediation efforts.

Reasonably Likely Worst Case Scenario and Contingency Plans
-----------------------------------------------------------

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Limited is in the process of developing contingency plans, such as alternative sourcing, and identifying the necessary actions that it would need to take if critical systems or service providers were not Year 2000 compliant. The Limited expects to finalize these contingency plans in the second half of 1999.

At the present time, the Company and The Limited are not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. Additionally, the Company has not postponed any significant information technology projects due to the Year 2000 project. Thus, the Company does not believe that the delay of any projects has had a material impact on its financial condition and results of operations. However, despite The Limited's significant efforts to make its systems, facilities and equipment Year 2000 compliant, the compliance of third party service providers and vendors (including, for instance, governmental entities and utility companies) is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of technology infrastructure of the United States, foreign nations or other companies on which the Company's systems rely, or the failure of key suppliers or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.

In connection with the spin-off, we will indemnify The Limited against any liabilities caused by or arising from The Limited's year 2000 readiness assistance. We have also agreed not to make any claims against The Limited caused by or arising from The Limited's Year 2000 readiness assistance and in connection with the failure of any of our systems to be Year 2000 ready.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Management's Discussion and Analysis relating to anticipated capital expenditures in 1999 for new stores and the remodeling or expansion of existing stores, and the funding therefor, and the costs and dates relating to the Year 2000 effort, which statements are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit arising in the ordinary course of business.

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On September 14, 1999, the Sixth Circuit sustained the dismissal of ATMI's amended complaint and the judgment in favor of the Company. On September 28, 1999, ATMI filed a petition for rehearing en banc with the Sixth Circuit.

         Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

         27.      Financial Data Schedule.

(b)      Reports on Form 8-K

         A Report on Form 8-K was filed October 1, 1999.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TOO, INC.
                                        (Registrant)



                                     By /S/ Kent A. Kleeberger
                                        ----------------------------------------
                                        Kent A. Kleeberger,
                                        Vice President and
                                        Chief Financial Officer


Date:   October 4, 1999