Form 10-Q
period 1999-10-30
TOO INC
filed 1999-12-14
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999
                               ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________



                         Commission file number 1-14987
                                                -------


                                    TOO, INC.
                     --------------------------------------
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


Registrant's telephone number, including area code (614) 479-3500
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (or such shorter time as the Company became effective).

                                 Yes  X      No
                                     ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock                         Outstanding at November 29, 1999
  ------------                         --------------------------------
 $.01 Par Value                              30,674,120 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Thirty-nine Weeks Ended
                  October 30, 1999 and October 31, 1998..................... 3

         Consolidated Balance Sheets
                  October 30, 1999 and January 30, 1999 .................... 4

         Consolidated Statements of Cash Flows
              Thirty-nine Weeks Ended
                  October 30, 1999 and October 31, 1998..................... 5

         Notes to Consolidated Financial Statements......................... 6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition............ 11


Part II. Other Information

     Item 1.  Legal Proceedings............................................ 19

     Item 6.  Exhibits and Reports on Form 8-K............................. 20

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

                                    TOO, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                             Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                           ------------------------     -----------------------

                                                           October 30,   October 31,    October 30,   October 31,
                                                              1999          1998          1999           1998
                                                            --------      --------      --------      --------

Net sales                                                   $114,802      $ 96,720      $296,714      $253,723


       Costs of goods sold, buying and occupancy costs        76,456        66,850       198,038       174,949
                                                            --------      --------      --------      --------

Gross income                                                  38,346        29,870        98,676        78,774

     General, administrative and store operating
            expenses                                          29,305        22,822        86,619        71,097
                                                            --------      --------      --------      --------

Operating income                                               9,041         7,048        12,057         7,677

       Interest expense, net                                   1,101             -         1,101             -
                                                            --------      --------      --------      --------
Income before taxes                                            7,940         7,048        10,956         7,677

     Provision for income taxes                                3,200         2,800         4,400         3,000
                                                            --------      --------      --------      --------

Net income                                                  $  4,740      $  4,248      $  6,556      $  4,677
                                                            ========      ========      ========      ========

Net income per share:

      Basic                                                 $    .15      $    .14      $    .21      $    .15
                                                            ========      ========      ========      ========

      Diluted                                               $    .15      $    .14      $    .21      $    .15
                                                            ========      ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                      October 30,   January 30,
                                                         1999          1999
                                                       --------      --------
                                                     (Unaudited)
                            ASSETS
                            ------

Current assets:
    Cash and equivalents                               $ 24,943      $    987
    Receivables                                           1,476         1,440
    Inventories                                          44,131        27,565
    Store supplies                                        6,112         5,237
    Deferred income taxes                                 2,951         2,951
    Other                                                 2,044           582
                                                       --------      --------

Total current assets                                     81,657        38,762

Property and equipment, net                              57,372        44,894

Deferred income taxes                                     6,313         6,313

Other assets                                              1,794             -
                                                       --------      --------

Total assets                                           $147,136      $ 89,969
                                                       ========      ========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
    Accounts payable                                   $ 18,076      $  3,108
    Accrued expenses                                     44,281        22,377
    Income taxes payable                                  4,268        11,883
                                                       --------      --------

Total current liabilities                                66,625        37,368

Long-term debt                                           50,000             -

Other long-term liabilities                               1,981         1,501

Shareholders' equity:
     Net investment by The Limited                            -        51,100
     Retained earnings since effective date, 8/23/99      3,540             -
     Common stock                                           307             -
     Paid in capital                                     24,683             -
                                                       --------      --------

Total shareholders' equity                               28,530        51,100
                                                       --------      --------

Total liabilities and shareholders' equity             $147,136      $ 89,969
                                                       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                             Thirty-nine Weeks Ended
                                                            --------------------------

                                                            October 30,    October 31,
                                                               1999           1998
                                                             --------       --------

Cash flows from operating activities:
    Net income                                               $  6,556       $  4,677

    Impact of other operating activities on cash flows:
         Depreciation and amortization                          9,977          7,827
         Change in assets and liabilities:
             Inventories                                      (16,566)       (22,137)
             Accounts payable and accrued expenses             36,872          6,752
             Income taxes                                      (7,615)        (7,494)
             Other assets and liabilities                      (3,086)           951
                                                             --------       --------

Net cash provided by (used for) operating activities           26,138         (9,424)
                                                             --------       --------

Investing activities:
    Capital expenditures                                      (23,055)        (5,328)
                                                             --------       --------

Net cash (used for) investing activities                      (23,055)        (5,328)
                                                             --------       --------

Financing activities:
      Net increase in net investment by The Limited            20,873         14,232
      Proceeds from borrowings under credit facility           64,235              -
      Payment of dividend to The Limited                      (50,000)             -
      Repayment of short-term debt                            (14,235)             -
                                                             --------       --------

Net cash provided by financing activities                      20,873         14,232
                                                             --------       --------

Net increase (decrease) in cash                                23,956           (520)
Cash and equivalents, beginning of year                           987          1,649
                                                             --------       --------

Cash and equivalents, end of period                          $ 24,943       $  1,129
                                                             ========       ========




The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

         Too, Inc. (formerly Limited Too, Inc. referred to herein as the Company) is a specialty retailer that sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting young girls. Prior to August 23, 1999, the Company operated as a wholly owned subsidiary of The Limited, Inc. The consolidated financial statements include the accounts of Too, Inc. and its wholly owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis.

         On August 23, 1999, The Limited, Inc. (The Limited) effected a tax free spin-off of 100% of the common stock of Too, Inc. by distributing a dividend of approximately 30.7 million shares of Too, Inc. stock to The Limited shareholders of record as of August 11, 1999. The Limited's shareholders received one share of Too, Inc. common stock for every seven shares of The Limited's common stock held as of the record date.

         The accompanying interim consolidated financial statements as of October 30, 1999, and for the thirteen and thirty-nine week periods ended October 30, 1999, and October 31, 1998, are unaudited and are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1999 Form 10 filing dated August 18, 1999. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of October 30, 1999, and for the thirteen and thirty-nine week periods ended October 30, 1999, and October 31, 1998, included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.


2.       Cash and Equivalents

         Cash and equivalents include amounts on deposit with financial institutions and investments in commercial paper and money market investments with original maturities less than 90 days.

3.       Earnings per Share


         Earnings per diluted share is based on 31.2 million shares, representing 30.7 million basic outstanding shares of the Company's common stock as of October 30, 1999, plus approximately 569,000 shares of common stock equivalents representing the dilutive effect of stock options and restricted shares.

         In connection with the spin-off, associates of the Company who were participants in The Limited Inc. Stock Option and Restricted Stock plans, were able to convert their unvested awards into Too, Inc. stock options and restricted stock based on a formula designed to preserve the intrinsic value of the options and restricted stock. In addition, certain members of executive management and associates of the Company received additional awards in conjunction with the spin-off. As the stock options and restricted stock grants in Too, Inc. stock were not outstanding during the thirteen and thirty-nine week periods ended October 31, 1998, no dilutive effect is reflected in earnings per share amounts presented.


         Weighted average common shares outstanding (thousands):


                                                        Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                   --------------------------------    --------------------------------
                                                    October 30,       October 31,       October 30,       October 31,
                                                       1999              1998              1999              1998
                                                   --------------    --------------    --------------    --------------

         Basic shares                                     30,674            30,674            30,674            30,674
         Dilutive effect of stock options and
          restricted shares                                  569                 -               190                 -
                                                   --------------    --------------    --------------    --------------
         Diluted shares                                   31,243            30,674            30,864            30,674
                                                   ==============    ==============    ==============    ==============


4.       Inventories

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

5.       Property and Equipment, Net

         Property and equipment, net, consisted of (thousands):

                                                           October 30,    January 30,
                                                             1999            1999
                                                         ------------    -----------

        Property and equipment, at cost                     $117,089        $98,473
        Less accumulated depreciation and amortization        59,717         53,579
                                                         ------------    -----------

        Property and equipment, net                          $57,372        $44,894
                                                         ============    ===========

6.       Income Taxes

         The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes through August 23, 1999. However, the Company is responsible for its proportionate share of income taxes calculated upon its federal taxable income at an estimate of the Company's annual effective tax rate. Up to the date of the spin off, income tax obligations were treated as having been settled through the net investment by The Limited account as if the Company was filing its income tax returns on a separate company basis. Subsequent to the spin off, income tax obligations are settled through the income taxes payable account. Income tax payments were $12 million and $10.5 million for the thirty-nine weeks ended October 30, 1999, and October 31, 1998, respectively.

7.       Shareholders' Equity and Relationship with The Limited

         In connection with the spin-off, the balance of the net investment by The Limited was converted to common stock and paid in capital based on the 30.7 million shares issued with a par value of $.01 per share.

         Up to the date of the spin-off, The Limited provided various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support, merchandise sourcing, compensation and benefit plan administration, management information and telecommunication services, merchandise distribution services, engineering, customs and freight, tax return preparation, and treasury. In connection with the spin-off, the Company entered into various agreements with a duration of one to three years with The Limited to continue some of these services. The Limited will bill the Company actual costs incurred plus 5% based on internal costs such as payroll, rent, and depreciation while third party costs are charged without any markup. Amounts payable under these agreements to The Limited at October 30, 1999, are approximately $14 million.


         The Company participates in The Limited's centralized cash management system. Under this system cash received from the Company's operations is transferred to The Limited's centralized cash accounts and cash disbursements are funded from the centralized cash accounts on a daily basis. Prior to August 1, 1999, no interest was charged or earned on the cash management account. Subsequent to August 1, 1999, interest is earned by the Company on net cash balances due from The Limited. Interest is calculated based on the Federal Reserve AA Composite 30-day rate, one month in arrears.


8.       Long-Term Debt

         Effective August 13, 1999, the Company entered into a five year $100 million credit agreement with a syndicate of banks. The credit agreement is collateralized by virtually all assets of the Company and its subsidiaries and is comprised of a $50 million, five-year term loan and a $50 million revolving credit facility. On August 13, 1999, the entire portion of the term loan was drawn to pay a $50 million dividend to The Limited. Additionally, approximately $14 million was drawn on the revolving credit facility to pay working capital advances of $12 million made by The Limited in 1999 through July 31, 1999, as well as financing fees and associated expenses of $2.0 million. The working capital advances made by The Limited net of the $12 million repayment were included in the net investment by The Limited at the spin-off date of August 23, 1999. The borrowings against the revolving credit facility were fully paid as of October 30, 1999.

         The unused portion of the credit facility is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the credit agreement is based on matrix pricing applied to either the London Interbank Offered Rate plus a spread or base rate, as defined. Payments under the term loan are due at various dates starting in July 2002 through August 2004. A commitment fee based on matrix pricing is charged on the unused portion of the revolving credit facility. During the quarter ended October 30, 1999, the commitment fee was 1/2 of 1% per annum. Under the terms of the credit agreement, the Company is required to comply with certain financial ratios. In addition, the credit agreement also limits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Too, Inc.

We have reviewed the condensed consolidated balance sheet of Too, Inc. (the "Company") at October 30, 1999, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management.

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

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
November 12, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended October 30, 1999, were $114.8 million, an increase of 19%, from $96.7 million for the comparable period of 1998. This increase was driven by a 7% increase in comparable store sales, with the balance attributable to new stores. Gross income increased 28% to $38.3 million from $29.9 million in 1998 and operating income increased 29% to $9.0 million from $7.0 million in 1998. Net income was $4.7 million, an increase of 34%, from $3.5 million on an adjusted basis for the comparable period ended October 31, 1998. The adjusted results for 1998 reflect interest expense on the Company's borrowings under the credit facility as if it were in place as of the beginning of the year. Earnings per diluted share grew to $.15 per share, compared to $.14 per share in 1998 while earnings per diluted share on an adjusted basis, which includes the impact of interest expense on the Company's borrowings under the credit facility, increased 36% to $.15 per share in 1999 from $.11 adjusted earnings per diluted share for 1998.

Net sales for the thirty-nine weeks ended October 30, 1999, were $296.7 million, an increase of 17%, from $253.7 million in 1998, driven by an increase in comparable store sales of 8%, with the balance attributable to new stores. Gross income increased 25% to $98.7 million from $78.8 million in 1998 and operating income increased 57% to $12.1 million from $7.7 million in 1998. Earnings per diluted share grew 40% to $.21 per share, compared to $.15 per share in 1998 while earnings per diluted share on an adjusted basis increased 89% to $.17 per share in 1999 from $.09 adjusted earnings per diluted share in 1998.


                       Adjusted Earnings Per Diluted Share
                       (Thousands, except per share data)

                                            Thirteen        Thirteen        Thirty-nine      Thirty-nine
                                             Weeks            Weeks            Weeks            Weeks
                                             Ended            Ended            Ended            Ended
                                           October 30,      October 31,     October 30,      October 31,
                                              1999            1998             1999             1998
                                            --------        --------         --------         --------
Earnings Per Diluted Share                  $    .15        $    .14         $    .21         $    .15
                                            ========        ========         ========         ========

Adjusted Earnings Per Diluted Share:

Net Income                                  $  4,740        $  4,248         $  6,556         $  4,677
  Adjusted Interest Expense(1)                     -          (1,101)          (2,108)          (3,209)
  Adjusted Tax Benefit(2)                          -             400              900            1,300
                                            --------        --------         --------         --------
Adjusted Net Income                         $  4,740        $  3,547         $  5,348         $  2,768

Adjusted Earnings Per Diluted Share         $    .15        $    .11         $    .17         $    .09
                                            --------        --------         --------         --------

Weighted Average Diluted Shares
Outstanding(3)                                31,243          31,243           30,864           30,864
                                            ========        ========         ========         ========

1) Adjusted net income and adjusted earnings per diluted share include interest expense and financing fees, net of the related tax benefit, on approximately $54 million of average indebtedness representing debt incurred under the credit facility which was used to pay a $50 million dividend to The Limited, to pay related financing fees and to repay working capital advances by The Limited.

2) The tax benefit is related to adjusted interest expense arising from the credit facility at an estimated effective tax rate of approximately 40%.

3) Earnings per diluted share is based on the number of shares outstanding as a result of the spin-off occurring August 23, 1999, and includes the dilutive effect of stock options and restricted shares issued after that date. As the stock options and restricted stock grants in Too, Inc. stock were not present during the thirteen and thirty-nine week periods ended October 31, 1998, diluted shares have been adjusted as if they were present prior to the spin-off. The Limited distributed approximately 30.7 million shares representing 100% of its ownership in the Company to shareholders of record as of August 11, 1999. The distribution ratio was one share of Too, Inc. common stock for every seven shares of The Limited's common stock outstanding on the date of the spin-off.


Financial Summary
------------------

The following summarized financial and statistical data compares the thirteen week and thirty-nine week periods ended October 30, 1999, to the comparable 1998 periods:

                                                          Third Quarter                           Year - to - Date
                                                -----------------------------------     -------------------------------------

                                                  1999        1998        Change          1999         1998         Change
                                                ---------    --------    ----------     ---------    ---------     ----------

NET SALES (MILLIONS):                               $115          $97           19%          $297         $254           17%



COMPARABLE STORE SALES INCREASE:                       7%          11%                          8%          17%
                                                =========    =========                   =========    =========


STORE DATA:

Retail sales increase
   attributable to net new and
   remodeled stores                                   12%           1%                          9%           2%


Retail sales per average gross square foot           $83          $78            6%          $222         $204            9%


Retail sales per average store
    (thousands)                                     $341         $312            9%          $908         $817           11%

Retail gross square feet at end of quarter
    (thousands)                                    1,397        1,246           12%

Average store size at end of
    quarter (gross square feet)                    4,085        4,006            2%



                                                     Third Quarter                         Year - to - Date
                                                 ----------------------                  ----------------------

                                                   1999          1998                      1999         1998
                                                 ---------      -------                  ---------     --------

NUMBER OF STORES:

Beginning of period                                  332          311                         319          312
   Opened                                             10            1                          30            2
   Closed                                              -           (1)                         (7)          (3)
                                                 ---------      -------                  ---------     --------

End of period                                        342          311                         342          311
                                                 =========      =======                  =========     ========

Net Sales
---------

Net sales for the third quarter of 1999 increased 19% to $115 million from $97 million in 1998. The net sales increase was attributable to a 7% increase in comparable store sales, with the balance due to the net addition of 31 new stores since the end of the third quarter 1998.

The Company's third quarter performance was primarily driven by increases of 10% in the Knit Tops categories bolstered by Graphic and Active Tees and increases in the Add-On categories which includes sleepwear, robes, bras and underwear.

Year-to-date net sales increased 17% to $297 million from $254 million in 1998. The net sales increase was attributable to an 8% increase in comparable store sales, with the balance due to the net addition of 31 new stores and the favorable impact of our store remodel program.

Gross Income
------------

The third quarter of 1999 gross income, expressed as a percentage of sales, increased to 33.4% from 30.9% for the same period in 1998. The improvement was driven by an increase in the merchandise margin (which represents gross income before deduction of buying and occupancy costs). The increase in the merchandise margin was due to higher initial markups and lower markdowns.

The 1999 year-to-date gross income, expressed as a percentage of sales, increased to 33.3% from 31.0% in 1998. The increase was primarily attributable to higher initial markups and lower markdowns which was partially offset by slightly higher buying and occupancy costs.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expense, expressed as a percentage of net sales, increased to 25.5% in the third quarter of 1999 from 23.6% for the same period in 1998. The increase was due primarily to catalog expenses and increased Distribution Center costs charged by The Limited, Inc. Additionally, store payroll costs associated with new store openings and additional store management also contributed to the rate increase.

The 1999 year-to-date, general, administrative and store operating expense, expressed as a percentage of sales, increased to 29.2% from 28.0% in 1998. The increase was driven by catalog expenses, expenses associated with the spin-off transaction and increased distribution center costs charged by The Limited, Inc.

Operating Income
----------------

Third quarter and year-to-date operating income, expressed as a percentage of net sales, were 7.9% and 4.1% in 1999 compared to 7.3% and 3.0% in 1998, respectively. The increase in the gross income rate more than offset the increase in the general, administrative and store operating expense rate year-to-date.

Net Interest Expense
--------------------

Third quarter and year-to-date 1999 interest expense and financing fees were $1.5 million arising from borrowing on the Company's credit agreement, offset by $0.4 million of interest income on excess cash invested by The Limited, Inc. under a treasury management agreement.


FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and the revolving portion of the credit facility provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash provided by operating activities totaled $26.1 million for the thirty-nine weeks ended October 30, 1999, versus net cash used for operating activities of $9.4 million for the same period in 1998. The change in net cash provided by operating activities was primarily driven by an increase in net income before the deduction of depreciation and amortization and an increase in accounts payable and accrued expenses during the 1999 period over the comparable period in 1998.

Investing activities represented capital expenditures, which were primarily for new and remodeled stores.

Financing activities included an increase of $20.9 million in the net investment by The Limited representing $32.9 million of working capital advances through the date of the spin off, of which $12 million was repaid on August 13, 1999, with proceeds from the $100 million credit agreement. Additionally, the Company paid a $50 million cash dividend to The Limited with proceeds from the credit agreement on August 13, 1999. In connection with the spin-off, the balance of the net investment by The Limited was converted to common stock and paid in capital based on the 30.7 million shares issued in connection with the spin-off with a par value of $.01 per share. The Company also paid off the revolving portion of the $100 million credit facility during the third quarter.

A summary of the Company's working capital position and capitalization follows (thousands).

                                                 October 30,        January 30,
                                                    1999               1999
                                                  -------            -------
Working capital                                   $15,032            $ 1,394
                                                  =======            =======
Capitalization:
  Long-term debt                                   50,000
  Shareholders' Equity                             28,530
  Net investment by The Limited                         -             51,100
                                                  -------            -------
Total capitalization                              $78,530            $51,100
                                                  =======            =======

Capital Expenditures
--------------------

Capital expenditures, primarily for new and remodeled stores, totaled $23.1 million for the thirty-nine weeks ended October 30, 1999, compared to $5.3 million for the comparable period of 1998. The Company anticipates spending approximately $35.0 million in 1999 for capital expenditures, which will be primarily for new stores, the remodel or relocation and expansion of 18 existing stores and related improvements for the retail business.

The Company intends to add approximately 58,000 gross square feet during the fourth quarter of 1999. At year end 1999, gross square feet will have increased 14% over end of year 1998. It is anticipated the increase will result from the addition of approximately 13 net new stores and the expansion of two stores. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.



INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

The Year 2000 issue arises primarily from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999. The Company utilizes a variety of proprietary and third party computer technologies - both hardware and software - directly in its businesses. The Company also relies on numerous third parties and their systems' ability to address the Year 2000 issue. The Company's critical information technology (IT) functions include point-of-sale equipment, merchandise distribution, merchandise and non-merchandise procurement, credit card and banking services, transportation, and business and accounting management systems. The Company is using both internal and external resources to complete its Year 2000 initiatives.

Readiness
---------

The Company's information systems are primarily operated by The Limited using Limited hardware in their facilities pursuant to a service agreement. In order to address the Year 2000 issue, the Company participated with its former parent, The Limited, which established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages:

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

- ASSESSMENT OF YEAR 2000 READINESS AT KEY VENDORS AND SUPPLIERS. A vast network of vendors, suppliers and service providers located both within and outside the United States provide the Company with merchandise for resale, supplies for operational purposes and services. The Company has identified key vendors, suppliers and service providers, and The Limited sent Year 2000 surveys to 71 of these vendors to determine their Year 2000 status. A total of 69 vendors responded and indicated that they will be Year 2000 ready. Based upon the results of the surveys, the Company selected three vendors for on-site visits to further assess the vendors' progress and estimated compliance dates. The Limited and the Company have considered the results of the vendor surveys and on-site visits during the development of their contingency plan.

- EVALUATING FACILITIES AND DISTRIBUTION EQUIPMENT WITH EMBEDDED COMPUTER TECHNOLOGY. The Company uses various facilities and distribution equipment with embedded computer technology, such as conveyors, elevators, and security systems, fire protection systems and energy management systems. All of our remediation efforts are complete.


Cost to Address the Year 2000 Issue
-----------------------------------

Total expenditures incurred from 1997 through October 30, 1999 related to remediation, testing, conversion, replacement and upgrading system applications were approximately $6.4 million, of which approximately $2.3 million represents capital assets which will be amortized principally over a period of five years beginning in May 1999. Total costs included expenditures associated with the development of an internal testing center, which has enabled The Limited to perform comprehensive testing of newly renovated systems by processing transactions as if they had occurred in the Year 2000. This internal testing process was used to develop the risk and cost estimates described in the "Information Systems and `Year 2000' Compliance" section of the Form 10-Q.

In addition to the previously described costs, significant internal payroll costs (not separately identified) were incurred relating to the Company's and The Limited's Year 2000 initiatives. These payroll costs include the efforts by approximately 500 employees of The Limited's information and technology division, representing approximately three-fourths of their total information technology budgeted hours for the Year 2000 project. In addition, The Limited engaged external consultants to assist it with program management and new software package implementation, which represent the remaining hours. The Limited has allocated approximately 15% of its information technology budget for the period from Fall 1997 through Fall 1999 toward Year 2000 remediation efforts.

Total remaining expenditures are expected to be up to $300,000 during 1999 and 2000. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance, and writing off legacy systems are not expected to have a material impact on the Company's financial condition during 1999 and 2000.

Reasonably Likely Worst Case Scenario and Contingency Plans
-----------------------------------------------------------

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Company and The Limited have substantially completed the development of contingency plans that identify actions to be taken if any critical systems or services are interrupted. The Company and The Limited have considered various contingency plans, such as alternative sourcing and accelerated delivery of merchandise from foreign suppliers, and operational alternatives, including manual processes. In addition, the Company plans to have key managerial, operational and technical support personnel available to identify and remedy any disruption that may occur during the transition to the new millennium.

At the present time, the Company and The Limited are not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. Additionally, the Company has not postponed any significant information technology projects due to the Year 2000 project. Thus, the Company does not believe that the delay of any projects has had a material impact on its financial condition and results of operations. However, despite The Company's and The Limited's significant efforts to make its systems, facilities and equipment Year 2000 ready, the compliance of third party service providers and vendors (including, for instance, governmental entities and utility companies) is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of technology infrastructure of the United States (or other systems, such as utilities, of general importance), foreign nations or other companies on which the Company's systems rely, or the failure of key suppliers or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.

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

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On September 14, 1999, the Sixth Circuit affirmed the order of dismissal. ATMI's petition for rehearing and suggestion for rehearing en banc were denied on November 2, 1999.

         The Company is a defendant in other litigation arising in the ordinary course of business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, neither the ATMI proceeding discussed above nor any other pending litigation are expected to have a material adverse effect on the Company's financial position or results of operations.

Item 6.  EXHIBITS

(a)      Exhibits
         --------

         15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

         27.      Financial Data Schedule.


(b)      Reports on Form 8-K
         -------------------

         None

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TOO, INC.
                                     (Registrant)



                                    By  /s/ Kent A. Kleeberger
                                        ------------------------
                                         Kent A. Kleeberger,
                                         Vice President and
                                         Chief Financial Officer


Date:   December 13, 1999
-----   -----------------


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TOO, INC.
                                      (Registrant)



                                    By /s/ Kent A. Kleeberger
                                      ---------------------------
                                      Kent A. Kleeberger
                                      Vice President and
                                      Chief Financial Officer


Date:    December 13, 1999
-----------------------------