Form 10-Q/A
period 1999-07-31
TOO INC
filed 2000-04-07
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------



                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------



                         Commission file number 1-14987
                                                -------



                                    TOO, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                        31-1333930
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



                       3885 Morse Road, Columbus, OH 43219
                       -----------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code  (614) 479-3500
                                                   ----------------

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock                       Outstanding at March 31, 2000
        --------------                     -----------------------------
        $.01 Par Value                           30,734,019 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS



                                                                        PAGE NO.

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
           Thirteen and Twenty-six Weeks Ended
              July 31, 1999 and August 1, 1998.........................     3

         Consolidated Balance Sheets
                  July 31, 1999 and January 30, 1999 ..................     4

         Consolidated Statements of Cash Flows
              Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998.....................     5

         Notes to Consolidated Financial Statements....................     6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition........    11


Part II. Other Information

     Item 1.  Legal Proceedings .......................................    18

     Item 6.  Exhibits and Reports on Form 8-K.........................    19

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                    THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                             -------------------------------     -------------------------------
                                                 JULY 31,         AUGUST 1,          JULY 31,         AUGUST 1,
                                                   1999             1998               1999             1998
                                             ---------------  --------------     ---------------  --------------

Net sales                                    $       86,864    $     74,746       $     181,912    $    157,003
     Costs of goods sold, buying and
          occupancy costs                            58,258          50,730             121,582         108,099
                                             --------------    ------------       -------------    ------------
Gross income                                         28,606          24,016              60,330          48,904
     General, administrative and store
          operating expenses                         26,902          23,676              56,004          47,328
                                             --------------    ------------       -------------    ------------
Operating income                                      1,704             340               4,326           1,576
     Provision for income taxes                         700             100               1,700             600
                                             --------------    ------------       -------------    ------------
Net income                                   $        1,004    $        240       $       2,626    $        976
                                             ==============    ============       =============    ============

Net income per share:

     Basic and Diluted                       $         0.03    $       0.01       $        0.09    $       0.03
                                             ==============    ============       =============    ============

Weighted average common shares:

     Basic and Diluted                               30,674          30,674              30,674          30,674
                                             ==============    ============       =============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                     JULY 31,       JANUARY 30,
                                                       1999            1999
                                                  -------------   -------------
                                                   (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
     Cash and equivalents                         $       2,620   $         987
     Receivables                                          1,475           1,440
     Inventories                                         41,812          27,565
     Store supplies                                       5,891           5,237
     Deferred income taxes                                3,251           3,751
     Other                                                  116             582
                                                  -------------   -------------
Total current assets                                     55,165          39,562

Property and equipment, net                              55,433          44,894
Deferred income taxes                                     6,313           6,313
                                                  -------------   -------------

Total assets                                      $     116,911   $      90,769
                                                  =============   =============


     LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable                             $       7,195   $       3,108
     Accrued expenses                                    24,957          24,260
     Income taxes payable                                 1,083          11,883
                                                  -------------   -------------
Total current liabilities                                33,235          39,251

Other long-term liabilities                               1,769           1,501

Net investment by The Limited                            81,907          50,017
                                                  -------------   -------------

Total liabilities and shareholder's equity        $     116,911   $      90,769
                                                  =============   =============



The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                    TWENTY-SIX WEEKS ENDED
                                                              -------------------------------
                                                                  JULY 31,         AUGUST 1,
                                                                    1999             1998
                                                              --------------   --------------
Cash flows from operating activities:

     Net income                                               $       2,626     $        976

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:

     Depreciation and amortization                                    6,158            5,251

     CHANGES IN ASSETS AND LIABILITIES:
         Inventories                                                (14,247)         (13,312)
         Accounts payable and accrued expenses                        4,784            4,568
         Income taxes                                               (10,300)          (9,894)
         Other assets and liabilities                                    45            1,048
                                                              --------------   --------------

     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           (10,934)         (11,363)
                                                              --------------   --------------

INVESTING ACTIVITIES:

     Capital expenditures                                           (16,697)          (3,152)
                                                              --------------   --------------

     Cash used for investing activities                             (16,697)          (3,152)
                                                              --------------   --------------

FINANCING ACTIVITIES:

     Net increase in net investment by
           The Limited                                               29,264           15,854
                                                              --------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            29,264           15,854
                                                              --------------   --------------

NET INCREASE IN CASH AND EQUIVALENTS                                  1,633            1,339

Cash and equivalents, beginning of period                               987            1,649
                                                              --------------   --------------

Cash and equivalents, end of period                           $       2,620     $      2,988
                                                              ==============   ==============



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

2.   EARNINGS PER SHARE

     Earnings per basic and diluted share is based on the 30.7 million shares distributed to The Limited's shareholders on August 23, 1999, representing 100% of the outstanding shares of the Company's common stock as of the record date of August 11, 1999.

     In connection with the spin-off, associates of the Company who were participants in The Limited Inc's. Stock Option and Restricted Stock plans, were able to convert their unvested awards into Too, Inc. stock options and restricted stock based on a formula designed to preserve the intrinsic value of the options and restricted stock. In addition, certain members of executive management and associates of the Company received additional awards in conjunction with the spin-off. As the stock options and restricted stock grants in Too, Inc. stock were not outstanding as of July 31, 1999, no dilutive effect is reflected in earnings per share amounts presented.

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


4.   PROPERTY AND EQUIPMENT, NET


     Property and equipment, net, consisted of (in thousands):



                                                               JULY 31,      JANUARY 30,
                                                                 1999           1998
                                                           -------------    -------------
Property and equipment, at cost                            $     113,390    $      98,473
Less accumulated depreciation and amortization                    57,957           53,579
                                                           -------------    -------------

Property and equipment, net                                $      55,433    $      44,894
                                                           =============    =============



5.   INCOME TAXES

     The Company is included in The Limited's consolidated federal and certain state income tax groups for income tax reporting purposes through August 23, 1999. However, the Company is responsible for its proportionate share of income taxes calculated upon its federal taxable income at a current estimate of the Company's annual effective tax rate. Income tax obligations are treated as having been settled through the net investment by The Limited account as if the Company was filing its income tax returns on a separate company basis. Such amounts were $12 million and $10.5 million for the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively.

6.   SHAREHOLDER'S EQUITY AND INTERCOMPANY RELATIONSHIP WITH THE LIMITED

     Up to the date of the spin-off, The Limited provided various services to the Company including, but not limited to, store design and construction supervision, real estate management, travel and flight support, merchandise sourcing, compensation and benefit plan administration, management information and telecommunication services, merchandise distribution services, engineering, customs and freight, tax return preparation, and treasury. In connection with the spin-off, the Company entered into various agreements with a duration of one to three years with The Limited to continue some of these services. The Limited will bill the Company actual costs incurred plus 5% based on internal costs such as payroll, rent and depreciation while third party costs are charged without any markup.

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

     The following table summarizes the related party transactions between Too, Inc. and The Limited and its other wholly-owned subsidiaries, for the periods indicated (in thousands):


                                                             TWENTY-SIX             YEAR
                                                             WEEKS ENDED            ENDED
                                                               JULY 31,          JANUARY 30,
                                                                 1999               1999
                                                          ----------------     --------------
Merchandise purchases                                      $      33,114        $     58,456
Capital expenditures                                              15,241              11,818
Inbound and outbound shipping                                      2,808               6,023
Store leasing, construction and management                        28,423              50,044
Distribution center, MIS and home office expenses                  5,265               9,140
Corporate services and centrally managed functions                 8,723              13,920
                                                           -------------        ------------
                                                           $      93,574        $    149,401
                                                           =============        ============



The following is a summary of the activity in the net investment by The Limited account (in thousands):



                                                             TWENTY-SIX             YEAR
                                                             WEEKS ENDED            ENDED
                                                               JULY 31,          JANUARY 30,
                                                                 1999               1999
                                                          ----------------     --------------
Beginning balance                                         $       50,017       $      37,065
Transactions with related parties                                 93,574             149,401
Centralized cash management, dividends and transfers             (76,310)           (167,444)
Settlement of income taxes                                        12,000              14,314
Net income                                                         2,626              16,681
                                                          --------------       -------------
Ending balance                                            $       81,907       $      50,017
                                                          ==============       =============



7.   CHANGE IN ACCOUNTING

     The Company has changed its accounting for gift certificates. The Company had historically recognized net receipts/(redemptions) from gift certificate transactions as a reduction/(increase) to general, administrative and store operating expenses. The Company now defers the recognition of income on these transactions until the customer takes possession of the merchandise.

     The Company has given retroactive effect to this change in accounting by restating its previously issued financial statements beginning with fiscal 1996. The impact for the twenty-six week periods ended July 31, 1999 and August 1, 1998 is as follows (in thousands, except per share amounts):


                                                     TWENTY-SIX WEEKS                  TWENTY-SIX WEEKS
                                                   ENDED JULY 31, 1999               ENDED AUGUST 1, 1998
                                              -----------------------------        ---------------------------
                                              AS PREVIOUSLY           AS           AS PREVIOUSLY         AS
                                                 REPORTED          RESTATED           REPORTED        RESTATED
                                              -------------        --------        -------------      ---------
General, administrative and store
     operating expenses                       $    57,314          $ 56,004        $   48,275          $ 47,328

Income before income taxes                          3,016             4,326               629             1,576

Provision for income taxes                          1,200             1,700               200               600

Net income                                    $     1,816          $  2,626        $      429          $    976

Basic and diluted earnings per share          $      0.06          $   0.09        $     0.01          $   0.03


The change in accounting had no impact on the Consolidated Statements of Income for the thirteen week periods ended July 31, 1999 and August 1, 1998. However, the restatements resulted in changes to the Consolidated Balance Sheets as of July 31, 1999 and January 30, 1999. The restatement also resulted in changes to
Note 5 in the Consolidated Financial Statements as of July 31, 1999. Although the restatement had no impact on the cash flows of the Company, certain reclassifications were made in the Consolidated Statements of Cash Flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998 to reflect the restatement.

8.   SUBSEQUENT EVENT

     Effective August 13, 1999, the Company entered into a five year $100 million credit agreement with a syndicate of banks. The credit agreement is collateralized by virtually all assets of the Company and its subsidiaries and is comprised of a $50 million term loan and a $50 million revolving credit facility. On August 13, 1999, the entire portion of the term loan was drawn to pay a $50 million dividend to The Limited. Additionally, approximately $14 million was drawn on the revolving credit facility to pay working capital advances of $12 million made by The Limited in 1999 through July 31, 1999 as well as financing fees of $1.75 million. The working capital advances made by The Limited were included in the net investment by The Limited at July 31, 1999. The remainder of the credit facility is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the credit agreement is based on matrix pricing applied to either the London Interbank Offered Rate plus a spread or base rate, as defined. Payments under the term loan are due at various dates starting in July 2002 through August 2004. A commitment fee of 1/2 of 1% per annum, as defined, is charged on the unused portion of the revolving credit facility. Under the terms of the credit agreement, the Company is required to comply with certain financial ratios. The credit agreement also prohibits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholder of Limited Too, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Limited Too, Inc. (the "Company") as of July 31, 1999, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 30, 1999, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated April 22, 1999, except for the information in Notes 11 and 12 as to which the date is February 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The condensed consolidated financial statements as of July 31, 1999 and January 30, 1999 and for the twenty-six week periods ended July 31, 1999 and August 1, 1998 have been restated as described in Note 7.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
August 23, 1999, except for the information in Note 7 as to which the date is February 17, 2000

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended July 31, 1999 were $86.9 million, an increase of 16%, from $74.7 million for the comparable period of 1998. This increase was driven by an 8% increase in comparable store sales, with the balance attributable to new stores. Gross income increased 19% to $28.6 million from $24.0 million in 1998 and operating income increased 400% to $1.7 million from $340,000 in 1998. Net income was $1.0 million, an increase of 317%, from $240,000 in 1998. Earnings per share grew to $.03 per share, compared to $.01 per share in 1998 while earnings per share on an adjusted basis, which includes the impact of interest expense arising out of the credit facility, increased to $.01 per share in 1999 from a ($.01) adjusted loss per share for 1998.

Net sales for the twenty-six weeks ended July 31, 1999 were $181.9 million, an increase of 16%, from $157.0 million in 1998, driven by comparable store sales of 9%. Gross income increased 23% to $60.3 million from $48.9 million in 1998 and operating income increased 174% to $4.3 million from $1.6 million in 1998. Earnings per share grew 200% to $.09 per share, compared to $.03 per share in 1998 while earnings per share on an adjusted basis increased to $.05 per share in 1999 from a ($.01) adjusted loss per share in 1998.


Adjusted Earnings Per Diluted Share (in thousands except per share amounts)

                                                       THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                 ----------------------------    ----------------------------
                                                   JULY 31,      AUGUST 1,         JULY 31,      AUGUST 1,
                                                     1999           1998             1999           1998
                                                 -------------  -------------    -------------  -------------

Earnings Per Share - Diluted                           $ 0.03         $ 0.01           $ 0.09         $ 0.03
                                                 =============  =============    =============  =============

Adjusted Earnings (Loss) Per Diluted Share:
------------------------------------------

Net Income                                            $ 1,004          $ 240          $ 2,626          $ 976
     Adjusted Interest Expense(1)                      (1,115)        (1,115)          (2,108)        (2,108)
     Adjusted Tax Benefit(2)                              500            500              900            900
                                                 -------------  -------------    -------------  -------------
Adjusted Net Income(Loss)                               $ 389         $ (375)         $ 1,418         $ (232)
                                                 =============  =============    =============  =============

Adjusted Earnings (Loss) Per Diluted Share             $ 0.01        $ (0.01)          $ 0.05        $ (0.01)
------------------------------------------       =============  =============    =============  =============

Weighted Average Diluted Shares
     Outstanding(3)                                    30,674         30,674           30,674         30,674
                                                 =============  =============    =============  =============


1) Adjusted net income (loss) and adjusted earnings per diluted share include interest expense and financing fees, net of the related tax benefit, on approximately $52 million of indebtedness representing debt incurred under the credit facility which was used to pay a $50 million dividend to The Limited and pay financing fees of $1.75 million.

2) The tax benefit is related to adjusted interest expense arising from the credit facility at an estimated effective tax rate of approximately 40%.

3) Earnings (loss) per diluted share is based on the number of shares outstanding as a result of the spin-off occurring on August 23, 1999. The Limited distributed approximately 30.7 million shares representing 100% of its ownership in the Company to shareholders of record as of August 11, 1999. The distribution ratio was one share of Too, Inc. common stock for every seven shares of

        The Limited's common stock outstanding on the date of the spin-off. The Company has not reflected the dilutive effect of the stock options and restricted stock since stock options and restricted stock were not present at the end of the reported period.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended July 31, 1999 to the comparable 1998 periods:

                                                    THIRTEEN WEEKS ENDED                           TWENTY-SIX WEEKS ENDED
                                       ------------------------------------------    ----------------------------------------------
                                         JULY 31,        AUGUST 1,      PERCENT        JULY 31,        AUGUST 1,       PERCENT
                                           1999             1998         CHANGE          1999             1998         CHANGE
                                       -------------    -------------   ---------    -------------    -------------   ----------

Net sales (millions)                           $ 87             $ 75          16 %          $ 182            $ 157           16 %
Comparable store sales increases                  8 %             20 %                          9 %             21 %

Store data:

Retail sales increases attributable
     to net new and remodeled stores              8 %              5 %                          7 %              4 %
Retail sales per average gross
     square foot                               $ 66             $ 60          10 %          $ 138            $ 126           10 %
Retail sales per average store
     (thousands)                              $ 266            $ 239          11 %          $ 558            $ 504           11 %
Number of stores at end of period               332              311
Retail gross square feet at end of
     quarter (thousands)                      1,352            1,244           9 %
Average store size at end of
     quarter (gross square feet)              4,072            4,000           2 %


                                               THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                      -------------------------------------------------------------
                                        JULY 31,       AUGUST 1,         JULY 31,      AUGUST 1,
                                          1999            1998             1999           1998
                                      --------------  -------------    -------------  -------------
NUMBER OF STORES:

Beginning of period                             321            313              319            312
     Opened                                      11              -               20              1
     Closed                                       -             (2)              (7)            (2)
                                      --------------  -------------    -------------  -------------
End of period                                   332            311              332            311
                                      ==============  =============    =============  =============




NET SALES

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

The year-to-date, general, administrative and store operating expense rate increased to 30.8% from 30.1% in 1998. The rate increase was driven by catalog start-up expense of $1.0 million and spin-off related expense of $1.2 million.

OPERATING INCOME

Second quarter and year-to-date operating income, expressed as a percentage of net sales were 2.0% and 2.4% in 1999 compared to 0.5% and 1.0% in 1998, respectively. The increase in the gross income rate more than offset the increase in the general, administrative and store operating expense rate year-to-date.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities and the revolving portion of the credit facility provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash used for operating activities totaled $10.9 million for the twenty-six weeks ended July 31, 1999 versus net cash used for operating activities of $11.4 million for the same period in 1998. The change in net cash used for operating activities was primarily driven by an increase of $2.6 million in net income before depreciation and amortization for the comparative period in 1998, offset by a $900,000 increase in cash used to fund inventories principally for new stores.

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

A summary of the Company's working capital position and capitalization follows (thousands). Adjusted working capital is shown to reflect the $14 million drawn on the revolving credit facility to pay working capital advances by The Limited. Adjusted capitalization, including long-term debt, reflects the $50 million term loan drawn to pay a $50 million cash dividend to The Limited.

                                            ADJUSTED
                                            JULY 31,       JULY 31,       JANUARY 30,
                                              1999           1999            1999
                                          -------------  --------------  --------------

Working capital                                $ 8,180        $ 21,930           $ 311
                                          =============  ==============  ==============

Capitalization:
     Long-term debt                             50,000               -               -
     Net investment by The Limited              19,907          81,907          50,017
                                          -------------  --------------  --------------
Total capitalization                          $ 69,907        $ 81,907        $ 50,017
                                          =============  ==============  ==============


CAPITAL EXPENDITURES

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

CHANGE IN ACCOUNTING

The Company has changed its accounting for gift certificates. The Company had historically recognized net receipts/(redemptions) from gift certificate transactions as a reduction/(increase) to general, administrative and store operating expenses. The Company now defers the recognition of income on these transactions until the customer takes possession of the merchandise.

The Company has given retroactive effect to this change in accounting by restating its previously issued financial statements beginning with fiscal 1996. See Note 7 in the Consolidated Financial Statements for additional information.

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

READINESS

In order to address the Year 2000 issue, the Company participated with its parent, The Limited, which established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages:

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Among other things, certain of the foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a lawsuit arising in the ordinary course of business.

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company, The Limited and certain of The Limited's other subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On September 14, 1999, the Sixth Circuit sustained the dismissal of ATMI's amended complaint and the judgement in favor of the Company. On September 28, 1999, ATMI filed a petition for rehearing en banc with the Sixth Circuit.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

          15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

          27.  Financial Data Schedule.

(b)      Reports on Form 8-K Filed October 1, 1999.
         -------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TOO, INC.
                                               (Registrant)



                                             By/s/Kent A. Kleeberger
                                             ---------------------------
                                                 Kent A. Kleeberger
                                                 Vice President and
                                                 Chief Financial Officer

Date:    April 6, 2000
------------------------------------