Form 10-Q/A
period 1999-10-30
TOO INC
filed 2000-04-07
CIK 1085482

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

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ----------


                         Commission file number 1-14987
                                               --------

                                    TOO, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)




          Delaware                                     31-1333930
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 3885 Morse Road, Columbus, OH            43219
                 -----------------------------------    ----------
            (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code        (614) 479-3500
                                                   ---------------------

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

                               Yes  X        No
                                   ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Common Stock                     Outstanding at March 31, 2000
           ------------                     -----------------------------
           $.01 Par Value                         30,734,019 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS


                                                                                                     Page No.
                                                                                                     --------
Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Thirty-nine Weeks Ended
                  October 30, 1999 and October 31, 1998................................................ 3

         Consolidated Balance Sheets
                  October 30, 1999 and January 30, 1999 ............................................... 4

         Consolidated Statements of Cash Flows
              Thirty-nine Weeks Ended
                  October 30, 1999 and October 31, 1998................................................ 5

         Notes to Consolidated Financial Statements.................................................... 6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition........................................11


Part II. Other Information

     Item 1.  Legal Proceedings........................................................................20

     Item 6.  Exhibits and Reports on Form 8-K.........................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS


                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                  THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                             -------------------------------     -------------------------------
                                               OCTOBER 30,      OCTOBER 31,         OCTOBER 30,     OCTOBER 31,
                                                  1999             1998                1999            1998
                                             ---------------  --------------     ---------------  --------------

Net sales                                         $ 114,802        $ 96,720           $ 296,714       $ 253,723
     Costs of goods sold, buying and
          occupancy costs                            76,456          66,850             198,038         174,949
                                             ---------------  --------------     ---------------  --------------
Gross income                                         38,346          29,870              98,676          78,774
     General, administrative and store
          operating expenses                         29,305          22,822              85,309          70,150
                                             ---------------  --------------     ---------------  --------------
Operating income                                      9,041           7,048              13,367           8,624
     Interest expense, net                            1,101               -               1,101               -
                                             ---------------  --------------     ---------------  --------------
Income before income taxes                            7,940           7,048              12,266           8,624
     Provision for income taxes                       3,200           2,800               4,900           3,400
                                             ---------------  --------------     ---------------  --------------
Net income                                          $ 4,740         $ 4,248             $ 7,366         $ 5,224
                                             ===============  ==============     ===============  ==============


Net income per share:

     Basic                                           $ 0.15          $ 0.14              $ 0.24          $ 0.17
                                             ===============  ==============     ===============  ==============

     Diluted                                         $ 0.15          $ 0.14              $ 0.24          $ 0.17
                                             ===============  ==============     ===============  ==============

Weighted average common shares:

     Basic                                           30,674          30,674              30,674          30,674
                                             ===============  ==============     ===============  ==============

     Diluted                                         31,243          30,674              30,864          30,674
                                             ===============  ==============     ===============  ==============



       The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    OCTOBER 30,     JANUARY 30,
                                                                       1999             1999
                                                                   --------------  ---------------
                                                                     (UNAUDITED)
                            ASSETS
CURRENT ASSETS:
     Cash and equivalents                                               $ 24,943            $ 987
     Receivables                                                           1,476            1,440
     Inventories                                                          44,131           27,565
     Store supplies                                                        6,112            5,237
     Deferred income taxes                                                 3,251            3,751
     Other                                                                 2,044              582
                                                                   --------------  ---------------
Total current assets                                                      81,957           39,562

Property and equipment, net                                               57,372           44,894
Deferred income taxes                                                      6,313            6,313
Other assets                                                               1,794                -
                                                                   --------------  ---------------

Total assets                                                           $ 147,436         $ 90,769
                                                                   ==============  ===============


             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                   $ 18,076          $ 3,108
     Accrued expenses                                                     44,854           24,260
     Income taxes payable                                                  4,268           11,883
                                                                   --------------  ---------------
Total current liabilities                                                 67,198           39,251

Long-term debt                                                            50,000                -

Other long-term liabilities                                                1,981            1,501

Commitments and contingencies

                     SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares authorized                                  -                -
Common stock, $.01 par value,  100 million shares authorized,
     30.7 million issued and outstanding at January 29, 2000                 307                -
Paid in capital                                                           24,410                -
Retained earnings since effective date, August 23, 1999                    3,540                -
Net investment by The Limited                                                  -           50,017
                                                                   --------------  ---------------

Total shareholders' equity                                                28,257           50,017
                                                                   --------------  ---------------

Total liabilities and shareholders' equity                             $ 147,436         $ 90,769
                                                                   ==============  ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                  THIRTY-NINE WEEKS ENDED
                                                              -------------------------------

                                                                OCTOBER 30,      OCTOBER 31,
                                                                   1999             1998
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                     $ 7,366          $ 5,224

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:

     Depreciation and amortization                                    9,977            7,827

     CHANGES IN ASSETS AND LIABILITIES:
         Inventories                                                (16,566)         (22,137)
         Accounts payable and accrued expenses                       35,562            5,805
         Income taxes                                                (7,115)          (7,094)
         Other assets and liabilities                                (3,087)             951
                                                              --------------   --------------

     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            26,137           (9,424)
                                                              --------------   --------------

INVESTING ACTIVITIES:

     Capital expenditures                                           (23,055)          (5,328)
                                                              --------------   --------------

     CASH USED FOR INVESTING ACTIVITIES                             (23,055)          (5,328)
                                                              --------------   --------------

FINANCING ACTIVITIES:

     Net increase in net investment by
           The Limited                                               20,874           14,232
     Proceeds from borrowings under the credit facility              64,235                -
     Payment of dividend to The Limited                             (50,000)               -
     Repayment of borrowings under the credit facility              (14,235)               -
                                                              --------------   --------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                       20,874           14,232
                                                              --------------   --------------

     NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 23,956             (520)

    Cash and equivalents, beginning of period                           987            1,649
                                                              --------------   --------------

     Cash and equivalents, end of period                           $ 24,943          $ 1,129
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

         Weighted average common shares outstanding (thousands):


                                          THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                      -----------------------------    ----------------------------
                                      OCTOBER 30,     OCTOBER 31,      OCTOBER 30,    OCTOBER 31,
                                          1999            1998             1999           1998
                                      --------------  -------------    -------------  -------------
Basic shares                                 30,674         30,674           30,674         30,674
Dilutive effect of stock options
     and restricted shares                      569              -              190              -
                                      --------------  -------------    -------------  -------------
Diluted shares                               31,243         30,674           30,864         30,674
                                      ==============  =============    =============  =============


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


5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):

                                                             OCTOBER 30,      OCTOBER 31,
                                                                1999             1998
                                                           --------------  ---------------
Property and equipment, at cost                                $ 117,089         $ 98,473
Less accumulated depreciation and amortization                    59,717           53,579
                                                           --------------  ---------------

Property and equipment, net                                     $ 57,372         $ 44,894
                                                           ==============  ===============



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


9.       CHANGE IN ACCOUNTING

         The Company has changed its accounting for gift certificates. The Company had historically recognized net receipts/(redemptions) from gift certificate transactions as a reduction/(increase) to general, administrative and store operating expenses. The Company now defers the recognition of income on these transactions until the customer takes possession of the merchandise.

         The Company has given retroactive effect to this change in accounting by restating its previously issued financial statements beginning with fiscal 1996. The impact for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 is as follows (in thousands, except per share amounts):


                                                  THIRTY-NINE WEEKS                 THIRTY-NINE WEEKS
                                                ENDED OCTOBER 30, 1999            ENDED OCTOBER 31, 1998
                                          ---------------------------------  ---------------------------------
                                           AS PREVIOUSLY          AS          AS PREVIOUSLY          AS
                                             REPORTED          RESTATED         REPORTED          RESTATED
                                          ----------------   --------------  ----------------  ---------------
General, administrative and store
     operating expenses                          $ 86,619         $ 85,309          $ 71,097         $ 70,150

Operating income                                   12,057           13,367             7,677            8,624

Income before income taxes                         10,956           12,266             7,677            8,624

Provision for income taxes                          4,400            4,900             3,000            3,400

Net income                                       $  6,556         $  7,366          $  4,677         $  5,224

Basic earnings per share                         $   0.21         $   0.24          $   0.15         $   0.17

Diluted earnings per share                       $   0.21         $   0.24          $   0.15         $   0.17


The change in accounting had no impact on the Consolidated Statements of Income for the thirteen-week periods ended October 30, 1999 and October 31, 1998. However, the restatements resulted in changes to the Consolidated Balance Sheets as of October 30, 1999 and January 30, 1999. Although the restatement had no impact on the cash flows of the Company, certain reclassifications were made in the Consolidated Statements of Cash Flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998 to reflect the restatement.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Too, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Too, Inc. (the "Company") as of October 30, 1999, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management.

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

The condensed consolidated financial statements as of October 30, 1999 and January 30, 1999 and for the thirty-nine week periods ended October 30, 1999 and October 31, 1998 have been restated as described in Note 9.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
November 12, 1999, except for the information in Note 9 as to which the date is February 17, 2000

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

Net sales for the thirty-nine weeks ended October 30, 1999, were $296.7 million, an increase of 17%, from $253.7 million in 1998, driven by an increase in comparable store sales of 8%, with the balance attributable to new stores. Gross income increased 25% to $98.7 million from $78.8 million in 1998 and operating income increased 55% to $13.4 million from $8.6 million in 1998. Earnings per diluted share grew 41% to $.24 per share, compared to $.17 per share in 1998 while earnings per diluted share on an adjusted basis increased 82% to $.20 per share in 1999 from $.11 adjusted earnings per diluted share in 1998.


                       ADJUSTED EARNINGS PER DILUTED SHARE
                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                                     THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                 ----------------------------    ----------------------------
                                                 OCTOBER 30,    OCTOBER 31,      OCTOBER 30,    OCTOBER 31,
                                                     1999           1998             1999           1998
                                                 -------------  -------------    -------------  -------------
Earnings Per Share - Diluted                           $ 0.15         $ 0.14           $ 0.24         $ 0.17
                                                 =============  =============    =============  =============

ADJUSTED EARNINGS PER DILUTED SHARE:

Net Income                                            $ 4,740        $ 4,248          $ 7,366        $ 5,224
     Adjusted Interest Expense(1)                           -         (1,101)          (2,108)        (3,209)
     Adjusted Tax Benefit(2)                                -            400              900          1,300
                                                 -------------  -------------    -------------  -------------
Adjusted Net Income                                   $ 4,740        $ 3,547          $ 6,158        $ 3,315
                                                 =============  =============    =============  =============

Adjusted Earnings Per Diluted Share                    $ 0.15         $ 0.11           $ 0.20         $ 0.11
                                                 =============  =============    =============  =============

Weighted Average Diluted Share
     Outstanding(3)                                    31,243         31,243           30,864         30,864
                                                 =============  =============    =============  =============

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


FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen week and thirty-nine week periods ended October 30, 1999, to the comparable 1998 periods:

                                                   THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                         --------------------------------------   ------------------------------------

                                         OCTOBER 30,      OCTOBER 31,   PERCENT    OCTOBER 30,   OCTOBER 31,  PERCENT
                                            1999             1998       CHANGE       1999            1998      CHANGE
                                         -----------      -----------   --------   -----------   -----------  --------

Net sales (millions)                        $  115        $   97        19%        $  297        $  254         17%
Comparable store sales increases                7%            11%                       8%           17%

Store data:

Retail sales increases attributable
     to net new and remodeled stores           12%            1%                        9%           2%
Retail sales per average gross
     square foot                            $   83        $   78         6%        $   222       $  204          9%
Retail sales per average store
     (thousands)                            $  341        $  312         9%        $   908       $  817         11%
Retail gross square feet at end of
     quarter (thousands)                     1,397         1,246        12%
Average store size at end of
     quarter (gross square feet)             4,085         4,006         2%


                                          THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                      -----------------------------    ----------------------------
                                       OCTOBER 30,     OCTOBER 31,      OCTOBER 30,    OCTOBER 31,
                                          1999            1998             1999           1998
                                      --------------  -------------    -------------  -------------
NUMBER OF STORES:

Beginning of period                             332            311              319            312
     Opened                                      10              1               30              2
     Closed                                       -             (1)              (7)            (3)
                                      --------------  -------------    -------------  -------------
End of period                                   342            311              342            311
                                      ==============  =============    =============  =============

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

The 1999 year-to-date, general, administrative and store operating expense, expressed as a percentage of sales, increased to 28.8% from 27.6% in 1998. The increase was driven by catalog expenses, expenses associated with the spin-off transaction and increased distribution center costs charged by The Limited, Inc.

OPERATING INCOME
----------------
Third quarter and year-to-date operating income, expressed as a percentage of net sales, were 7.9% and 4.5% in 1999 compared to 7.3% and 3.4% in 1998, respectively. The increase in the gross income rate more than offset the increase in the general, administrative and store operating expense rate year-to-date.

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

A summary of the Company's working capital position and capitalization follows (thousands).

                                          October 30,     January 30,
                                              1999           1999
                                          -------------  --------------

Working capital                               $ 14,759           $ 311
                                          =============  ==============

Capitalization:
     Long-term debt                             50,000               -
     Shareholders' Equity                       28,257               -
     Net investment by The Limited                   -          50,017
                                          -------------  --------------
Total capitalization                          $ 78,257        $ 50,017
                                          =============  ==============

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

The Company has given retroactive effect to this change in accounting by restating its previously issued financial statements beginning with fiscal 1996. See Note 9 in the Consolidated Financial Statements for additional information.


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

The Company is a defendant in other litigation arising in the ordinary course of business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, neither the ATMI proceedings discussed above nor any other pending litigation are expected to have a material adverse effect on the Company's financial position or results of operations.

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

                                           TOO, INC.
                                             (Registrant)



                                           By  /S/ Kent A. Kleeberger
                                               ---------------------------------
                                               Kent A. Kleeberger,
                                               Vice President and
                                               Chief Financial Officer


Date:   April 6, 2000

---------------------------------

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TOO, INC.
                                             (Registrant)



                                           By  /S/ Kent A. Kleeberger
                                               ---------------------------------
                                               Kent A. Kleeberger
                                               Vice President and
                                               Chief Financial Officer


Date:    April 6, 2000

------------------------------------