Form 10-K405
period 2000-01-29
TOO INC
filed 2000-04-27
CIK 1085482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

                                 ---------------

    ( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission File Number: 1-14987

                                 ---------------

                                    TOO, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                              31-1333930
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                      3885 MORSE ROAD, COLUMBUS, OHIO 43219
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 614-479-3500

                                  ------------

           Securities registered pursuant to Section 12(b) of the Act:

           -----------------------------------------------------------

       Title of each class             Name of each exchange on which registered
--------------------------------       -----------------------------------------
 Common Shares, $.10 par value                  New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

        ----------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                     YES  X        NO
                                                         ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 31, 2000 was $727,003,500. There were 30,734,019 shares of the Registrant's common stock outstanding at March 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the our annual report to shareholders for the fiscal year ended January 29, 2000 are incorporated by reference into Part I and Part II and portions of our proxy statement for the Annual Meeting of Shareholders scheduled for May 16, 2000 are incorporated by reference into Part III.

PART I

ITEM  1. BUSINESS

THE COMPANY

Too, Inc. (hereafter referred to as "Too" or the "Company") is a rapidly growing, specialty retailer that sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting girls ages seven to fourteen years. The Company designs, sources and markets products under the proprietary "Limited Too" brand name. Prior to the Spin-off, the Company was a wholly-owned subsidiary of The Limited, Inc. ("The Limited").

In 1987, The Limited established "Limited Too" brand stores adjacent to or as departments within The Limited stores to provide similar apparel to young girls, and also apparel for infants. From 1987 to the end of fiscal 1995, we expanded our locations from two stores to 288 stores. In 1996, a new management team recognized that its core customer had her own emerging sense of style and revised our strategy to focus on girls seven to fourteen years of age as our target customer group. In 1999, the Board of Directors of The Limited approved a plan to distribute to its shareholders all of the outstanding common shares of Too, Inc.

Effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too on the basis of one share of Too common stock for each seven shares of The Limited common stock (the "Spin-off"). The Spin-off resulted in 30.7 million shares of Too common stock outstanding as of August 23, 1999. As a result of the Spin-off, the Company became an independent, separately traded, public company. In connection with the Spin-off, Too and The Limited entered into various agreements which cover certain aspects of our ongoing relationship with The Limited.

DESCRIPTION OF OPERATIONS

Too is a specialty retailer of quality apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Our target customers, girls ages seven to fourteen, are active, creative and image-conscious, enjoy shopping and want to describe themselves as "fun" and "cool". We believe our target customers want a broad assortment of merchandise for their range of dressing occasions, including school, leisure activities or special occasions. We continually update our merchandise assortment, which includes non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics and lifestyle furnishings for her room.

To attract our target customers, we create an in-store atmosphere that is visually appealing and provides an enjoyable, safe and exciting shopping experience. We design our stores to provide a "theme park" destination in the mall and to encourage our customers to touch and sample our products. All of our stores contain a wide variety of merchandise for a "one-stop shopping" experience, which has been specifically designed to embody "a store for her" theme. Our stores feature colorful window displays, photographic sticker booths, ear piercing stations, gumball machines, and eye-catching photographs. Additionally, all stores opened or remodeled since mid-1997 are under the "Girl Power" format which further enhances the shopping experience.

Our merchandise includes:

o casual clothing, such as jeans and other jeanswear and bottoms, knit tops and T-shirts containing our brand name and other graphics, dresses and outerwear

o accessories, such as costume jewelry, hair ornaments, slippers, key chains, wallets, backpacks, purses and watches

o lifestyle products, such as inflatable furniture, lamps, writing instruments, folders and posters

o personal care products under our "Girl Care" line, such as glitter cosmetics, toiletries and anti-bacterial gel

o    add-ons, such as underwear, sleepwear and swimwear

We develop substantially all of our merchandise assortment through our own design group, which allows us to create a vast array of exclusive merchandise under our proprietary brand while bringing our products to market faster. Additionally, because our merchandise is sold exclusively in our own stores, we are able to control the presentation and pricing of our merchandise and provide a higher level of customer service.

We use a variety of sourcing arrangements. We purchased merchandise from approximately 220 suppliers during fiscal 1999. Historically, our largest apparel supplier has been Mast Industries, Inc., a wholly owned subsidiary of The Limited. Mast Industries supplied approximately 33% of the apparel that we purchased in 1999. We believe that all transactions that we have entered into with Mast Industries have been on terms that would have been obtained on an arm's length basis since we treat them as if they were a third party. We were not, and will not be, obligated to source products through Mast Industries.

We source a significant amount of our merchandise from foreign factories located primarily in Southeast Asia. We do not have any long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Additionally, as we may enter into manufacturing contracts in advance of the selling season, we may be subject to shifts in demand for certain or all of our products. The Company's business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues.

In connection with the Spin-off, we entered into a services agreement with Limited Distribution Services, a wholly-owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the date of Spin-off. Most of the merchandise and related materials for the Company's stores are shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise is received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributes merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight is charged to Too based upon actual receipts and related charges, while outbound freight is charged based on a percentage of cartons shipped.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas holiday selling periods. During fiscal year 1999, the highest inventory level approximated $54 million at the November 1999 month-end and the lowest inventory level approximated $24 million at the May 1999 month-end. Merchandise sales are paid for by cash, personal check or credit cards issued by third parties.

At the end of fiscal 1999, the Company operated 352 stores in 44 states. The following table shows the number of retail stores operated by the Company over the past five fiscal years.

                                                                           FISCAL YEARS ENDED
                                         ---------------------------------------------------------------------------------
                                          JANUARY 29,     JANUARY 30,      JANUARY 31,      FEBRUARY 1,      FEBRUARY 3,
                                             2000             1999             1998            1997             1996
                                         --------------  ---------------  ---------------  --------------   --------------
Number of stores:
    Beginning of year                              319              312              308             288              212
    Opened                                          42               10                7              27               78
    Closed                                          (9)              (3)              (3)             (7)              (2)
                                         --------------  ---------------  ---------------  --------------   --------------
                                                   352              319              312             308              288
                                         ==============  ===============  ===============  ==============   ==============

Stores remodeled                                    18               15               --              --               --
Store with Girl Power format                        89               29                4              --               --
Total square feet at period end
    (thousands)                                  1,441            1,281            1,244           1,224            1,143
Average store size at period end
    (square feet)                                4,094            4,015            3,987           3,974            3,969
Annual sales per average square
    foot                                        $  330           $  300           $  259          $  214           $  207

Additional information about the Company's business, including its revenues and profits for the last three years, plus gross square footage is set forth under the caption "Management's Discussion and Analysis" in ITEM 7.

TRADEMARKS AND SERVICE MARKS

We are the owner in the United States of trademarks and service marks used to identify our merchandise and services, other than our brand name. Many of these merchandise marks are registered in the United States Patent and Trademark Office. These merchandise marks are important to us, and we intend to, directly or indirectly, maintain these marks and their registrations. However, we may choose not to renew a registration of one or more of our merchandise marks if we determine that the mark is no longer important to our business.

We also conduct business in foreign countries, principally because a substantial portion of our merchandise is manufactured outside the United States. We own registrations of our merchandise marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of our marks in a limited number of foreign jurisdictions.

Limco, Inc., a wholly owned subsidiary of The Limited owns the brand name "Limited Too", which is registered in the United States and in numerous foreign countries. Limco, Inc. licenses the brand name to LimToo, Inc., our wholly owned subsidiary. In connection with the Spin-off, Limco, Inc. and LimToo, Inc. entered into a trademark and service mark licensing agreement that allows us to operate under the "Limited Too" brand name in connection with our business. The agreement is for an initial term of five years after the Spin-off, renewable annually at our option.


COMPETITION

The sale of apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Depth of selection, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer services are all important factors in competing successfully in the retail industry. Additionally, factors affecting consumer spending such as interest rates, employment levels, taxation and overall business conditions could have a material adverse effect on the Company's results of operations and financial condition.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail, through stores, catalogs and electronic commerce ("e-commerce").

ASSOCIATE RELATIONS

On January 29, 2000, the Company employed approximately 6,500 associates (none of whom were parties to a collective bargaining agreement), approximately 5,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as "back to school" and the Holiday seasons.

SAFE HARBOR STATEMENT AND BUSINESS RISKS

This Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the Company's current view with respect to future events and financial performance. Whenever used, the words "expect," "plan," "anticipate," "believe" and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties and the Company's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in
Item 1 of this report and include, without limitation, ongoing competitive pressures in the retail industry, changes in the level of consumer spending or preferences, trade restrictions and political or financial instability in countries where the Company's goods are manufactured and/or other factors that may be described in the Risks Factors section of the Company's Form 10 filed on August 18, 1999 as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict.

The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2.   PROPERTIES

Our main offices are located in Columbus, Ohio. These headquarters are owned by Distribution Land Corp., a wholly owned subsidiary of The Limited, and leased to us with the lease term expiring in August 2002 with an option to renew for an additional year at the expiration of the initial lease term. We believe that our facilities are well maintained and in good operating condition.

As of January 29, 2000, we operated 352 stores, which are located primarily in shopping malls throughout the United States. Of these stores, 230 were leased directly from third parties -- principally shopping mall developers -- and 122 are governed by leases where the primary tenant is The Limited or an affiliate of The Limited. The leases expire at various dates between 2000 and 2012.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Lease terms are typically between 10 and 15 years and usually include a fixed minimum rent plus a contingent rent based on the store's annual sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants.

Leases with The Limited or an affiliate of The Limited are on terms that represent the proportionate share of the base rent payable in accordance with the underlying lease plus the portion of any contingent rent payable in accordance with the underlying lease attributable to our performance.

ITEM 3.   LEGAL PROCEEDINGS

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Too, Inc. shares are traded on the New York Stock Exchange under the trading symbol "TOO". At March 31, 2000, the Company had approximately 23,338 shareholders of record. The Company has not paid any dividends.

Information concerning the market price of the Company's common stock for fiscal 1999 is set forth in Note 12 to the Consolidated Financial Statements on page 42 of the Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is set forth under the caption "Financial Summary" on page 24 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 25 through 31 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and Subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth on pages 32 through 42 of the 1999 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and directors", "- Executive Officers", "- Committees of the Board of Directors" and "- Security ownership of directors and management" on pages 4 through 7 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 16, 2000 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on pages 17 and 18 of the Proxy Statement and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 8 through 12 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security ownership of directors and management" on page 7 of the Proxy Statement and "SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS" on page 17 the Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Nominees and directors" on pages 4 and 5 of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements.

The following consolidated financial statements of Too, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

      o Consolidated Statements of Income for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

      o Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

      o     Consolidated Balance Sheets as of January 29, 2000 and January 30,
            1999.

      o Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

      o     Notes to Consolidated Financial Statements.

      o     Report of Independent Accountants.


(a)(2) List of Financial Statement Schedules.

All schedules required to be filed as part of this report pursuant to ITEM 14(d) are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3) List of Exhibits.

      2.1 Distribution Agreement dated as of August 23, 1999 between The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit
            2.1 to the Current Report on Form 8-K filed October 1, 1999).

      3.1 Amended and Restated Certificate of Incorporation of Too, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 1, 1999).

      3.2 Amended and Restated Bylaws of Too, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 1,
            1999).

      4.1 Specimen Certificate of Common Stock of Too, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 1, 1999)

      10.1 Credit Agreement among Too, Inc., various lending institutions, Citicorp USA, Inc., as Syndication Agent and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Amended Registration Statement on Form 10 filed August 18, 1999)

      10.2 Store Leases Agreement dated as of August 23, 1999 by and among The Limited Stores, Inc., Victoria's Secret Stores, Inc., Lerner New York, Inc., Express, LLC, Structure, Inc., The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 1, 1999)


      10.3 Trademark and Service Mark Licensing Agreement dated as of August 23, 1999 between Limco, Inc. and LimToo, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 1, 1999)

      10.4 Services Agreement dated as of August 23, 1999 by and between The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit
            10.4 to the Current Report on Form 8-K filed October 1, 1999)

      10.5 Tax Separation Agreement dated August 23, 1999 between The Limited, Inc., on behalf of itself and the members of The Limited Group, and Too, Inc., on behalf of itself and the members of the Too Group. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 1, 1999)

      10.6 Building Lease Agreement dated July 1, 1995 by and between Distribution Land Corp. and Limited Too, Inc., the predecessor company of Too, Inc. (incorporated by reference to Exhibit 10.6 to the Amended Registration Statement on Form 10 filed August 18, 1999)

      10.7 Amendment to Building Lease Agreement between Distribution Land Corp. and Too, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 1, 1999)

      10.8 Too, Inc. 1999 Incentive Compensation and Performance Plan. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed March 20, 2000)

      10.9 Too, Inc. 1999 Stock Option and Performance Incentive Plan. (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed October 1, 1999)

      10.10 Too, Inc. 1999 Stock Plan for Non-Associate Directors (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed October 1, 1999)

      10.11 Employment Agreement with Michael W. Rayden dated August 23, 1999 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed October 1, 1999)

      10.12 Confidentiality and Non-Competition Agreement with Sally A. Boyer

      10.13 Confidentiality and Non-Competition Agreement with Kent A.
            Kleeberger

      10.14 Confidentiality and Non-Competition Agreement with Kathleen C.
            Maurer

      10.15 Confidentiality and Non-Competition Agreement with James C. Petty

      13 Excerpts from the 1999 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis", "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Accountants" on pages 24 through 42.

      21    Subsidiaries of the Registrant

      23    Consent of Independent Accountants

      24    Powers of Attorney

      27    Financial Data Schedule

(b)   Reports on Form 8-K.

      An 8-K was filed on April 7, 2000 which noted under Item 5 that the Company had changed it accounting for gift certificates. The Company has given retroactive effect to this change in accounting by restating its previously issued financial statements as of January 30, 1999 and January 31, 1998 and for each of the three years in the period ended January 30, 1999 as filed on August 18, 1999 on Form 10. This 8-K included the restated financial statements for the periods as referred to above.

      An 8-K/A was filed on March 20, 2000 for the Too, Inc. 1999 Incentive Compensation and Performance Plan.

(c)   Exhibits.

      The exhibits to this report are listed in section (a)(3) of Item 14 above.

(d)   Financial Statement Schedule

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2000                   TOO, INC.
                                       (registrant)

                                       By /s/ Kent A. Kleeberger
                                       -------------------------------
                                       Kent A. Kleeberger
                                       Vice President - Chief Financial Officer,
                                       Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 27, 2000:

     Signature                        Title
     ---------                        -----

/s/ MICHAEL W. RAYDEN*                Chairman of the Board of Directors,
-----------------------------------   President and Chief Executive Officer
Michael W. Rayden

/s/ KENT A. KLEEBERGER*               Director, Vice President - Chief Financial
------------------------------------  Chief Financial Officer, Secretary and
Kent A. Kleeberger                    Treasurer


/s/ NANCY J. KRAMER*                  Director
-----------------------------------
Nancy J. Kramer

/s/ DAVID A. KRINSKY*                 Director
-----------------------------------
David A. Krinsky

/s/ PHILIP E. MALLOTT*                Director
-----------------------------------
Philip E. Mallott

/s/ JAMES U. MCNEAL*                  Director
------------------------------------
James U. McNeal, Ph.D.

/s/ KENNETH JAMES STROTTMAN*          Director
------------------------------------
Kenneth James Strottman

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

                                       By /s/ Kent A. Kleeberger
                                       --------------------------------
                                       Kent A. Kleeberger
                                       Attorney-in-fact

                                  EXHIBIT INDEX

EXHIBIT NO.       DOCUMENT
-----------       --------------------------------------------------------------

      2.1 Distribution Agreement dated as of August 23, 1999 between The Limited, Inc. and Too, Inc. (incorporated by reference to
                  Exhibit 2.1 to the Current Report on Form 8-K filed October 1,
                  1999).

      3.1         Amended and Restated Certificate of Incorporation of Too, Inc.
                  (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 1, 1999).

      3.2 Amended and Restated Bylaws of Too, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 1, 1999).

      4.1         Specimen Certificate of Common Stock of Too, Inc.
                  (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 1, 1999)

      10.1 Credit Agreement among Too, Inc., various lending institutions, Citicorp USA, Inc., as Syndication Agent and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Amended Registration Statement on Form 10 filed August 18,
                  1999)

      10.3 Store Leases Agreement dated as of August 23, 1999 by and among The Limited Stores, Inc., Victoria's Secret Stores, Inc., Lerner New York, Inc., Express, LLC, Structure, Inc., The Limited, Inc. and Too, Inc. (incorporated by reference to
                  Exhibit 10.2 to the Current Report on Form 8-K filed October 1, 1999)

      10.3 Trademark and Service Mark Licensing Agreement dated as of August 23, 1999 between Limco, Inc. and LimToo, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 1, 1999)

      10.4 Services Agreement dated as of August 23, 1999 by and between The Limited, Inc. and Too, Inc. (incorporated by reference to
                  Exhibit 10.4 to the Current Report on Form 8-K filed October 1, 1999)

      10.5 Tax Separation Agreement dated August 23, 1999 between The Limited, Inc., on behalf of itself and the members of The Limited Group, and Too, Inc., on behalf of itself and the members of the Too Group. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 1, 1999)

      10.6 Building Lease Agreement dated July 1, 1995 by and between Distribution Land Corp. and Limited Too, Inc., the predecessor company of Too, Inc. (incorporated by reference to Exhibit
                  10.6 to the Amended Registration Statement on Form 10 filed August 18, 1999)

      10.7 Amendment to Building Lease Agreement between Distribution Land Corp. and Too, Inc. (incorporated by reference to Exhibit
                  10.7 to the Current Report on Form 8-K filed October 1, 1999)

      10.8        Too, Inc. 1999 Incentive Compensation and Performance Plan.
                  (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed March 20, 2000)

      10.9        Too, Inc. 1999 Stock Option and Performance Incentive Plan.
                  (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed October 1, 1999)

      10.10 Too, Inc. 1999 Stock Plan for Non-Associate Directors (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed October 1, 1999)

      10.11 Employment Agreement with Michael W. Rayden dated August 23, 1999 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed October 1, 1999)

      10.12       Confidentiality and Non-Competition Agreement with Sally A.
                  Boyer

      10.13       Confidentiality and Non-Competition Agreement with Kent A.
                  Kleeberger

      10.14       Confidentiality and Non-Competition Agreement with Kathleen C.
                  Maurer

      10.15       Confidentiality and Non-Competition Agreement with James C.
                  Petty

      13 Excerpts from the 1999 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis", "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Accountants" on pages 24 through 42.

      21          Subsidiaries of the Registrant

      23          Consent of Independent Accountants

      24          Powers of Attorney

      27          Financial Data Schedule