Form 10-Q
period 2000-04-29
TOO INC
filed 2000-05-31
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM    TO

                         COMMISSION FILE NUMBER 1-14987

                                    TOO, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    31-1333930
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

3885 MORSE ROAD, COLUMBUS, OH                             43219
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (614) 479-3500

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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK                         OUTSTANDING AT MAY 24, 2000
         ------------                         ---------------------------
        $.01 Par Value                             30,735,480 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS


                                                                                                              PAGE NO.

PART I. Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income for the Thirteen Weeks Ended
           April 29, 2000 and May 1, 1999.................................................................           3

      Consolidated Balance Sheets
           April 29, 2000 and January 29, 2000............................................................           4

      Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
           April 29, 2000 and May 1, 1999.................................................................           5

      Notes to Consolidated Financial Statements..........................................................           6

      Report of Independent Accountants...................................................................           9

   Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition........          10

PART II.   Other Information

   Item 1. Legal Proceedings..............................................................................          15

   Item 6.   Exhibits and Reports on Form 8-K.............................................................          15

   Signature .............................................................................................          16

   Index to Exhibits......................................................................................          17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                   THIRTEEN WEEKS ENDED
                                             -------------------------------
                                                APRIL 29,         MAY 1,
                                                  2000            1999
                                             ---------------  --------------

Net sales                                         $118,818        $ 95,048
     Costs of goods sold, buying and
          occupancy costs                           79,114          63,324
                                                  --------        --------
Gross income                                        39,704          31,724
     General, administrative and store
          operating expenses                        34,090          29,102
                                                  --------        --------
Operating income                                     5,614           2,622
     Interest expense, net                             372               -
                                                  --------        --------
Income before income taxes                           5,242           2,622
     Provision for income taxes                      2,100           1,000
                                                  --------        --------
Net income                                        $  3,142        $  1,622
                                                  ========        ========


Earnings per share:

     Basic                                        $   0.10        $   0.05
                                                  ========        ========

     Diluted                                      $   0.10        $   0.05
                                                  ========        ========

Weighted average common shares:

     Basic                                          30,730          30,674
                                                  ========        ========

     Diluted                                        31,738          30,674
                                                  ========        ========




  The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  APRIL 29,    JANUARY 29,
                                                                    2000          2000
                                                                  --------     --------
                                                                    (UNAUDITED)
                            ASSETS
CURRENT ASSETS:
     Cash and equivalents                                         $ 48,310     $ 59,984
     Receivables                                                     3,123        2,863
     Inventories                                                    31,255       34,656
     Store supplies                                                  6,627        6,171
     Deferred income taxes                                           2,904        2,904
     Other                                                             644          504
                                                                  --------     --------
Total current assets                                                92,863      107,082

Property and equipment, net                                         65,118       61,874
Deferred income taxes                                                7,838        7,838
Other assets                                                         1,606        1,799
                                                                  --------     --------

Total assets                                                      $167,425     $178,593
                                                                  ========     ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $ 11,352     $ 20,754
     Accrued expenses                                               43,596       46,689
     Income taxes payable                                           11,079       13,541
                                                                  --------     --------
Total current liabilities                                           66,027       80,984

Long-term debt                                                      50,000       50,000
Other long-term liabilities                                          2,574        2,142
Commitments and contingencies

                     SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares authorized                            -            -
Common stock, $.01 par value,  100 million shares authorized,
     30.7 million issued and outstanding                               307          307
Paid in capital                                                     24,625       24,410
Retained earnings since effective date, August 23, 1999             23,892       20,750
                                                                  --------     --------

Total shareholders' equity                                          48,824       45,467
                                                                  --------     --------

Total liabilities and shareholders' equity                        $167,425     $178,593
                                                                  ========     ========


              The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                   THIRTEEN WEEKS ENDED
                                                                  ----------------------
                                                                  APRIL 29,      MAY 1,
                                                                    2000          1999
                                                                  --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  3,142      $  1,622

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:
     Depreciation and amortization                                   4,258         3,216

     CHANGES IN ASSETS AND LIABILITIES:
         Inventories                                                 3,401         3,981
         Accounts payable and accrued expenses                     (12,495)        1,793
         Income taxes                                               (2,462)      (11,000)
         Other assets and liabilities                                 (231)          (98)
                                                                  --------      --------

         NET CASH USED FOR OPERATING ACTIVITIES                     (4,387)         (486)
                                                                  --------      --------

INVESTING ACTIVITIES:
     Capital expenditures                                           (7,502)       (7,267)
                                                                  --------      --------

         CASH USED FOR INVESTING ACTIVITIES                         (7,502)       (7,267)
                                                                  --------      --------

FINANCING ACTIVITIES:
     Stock options, restricted stock and other equity changes          215             -
     Net increase in net investment by The Limited                       -         7,324
                                                                  --------      --------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                     215         7,324
                                                                  --------      --------

     NET DECREASE IN CASH AND EQUIVALENTS                          (11,674)         (429)
Cash and equivalents, beginning of period                           59,984           987
                                                                  --------      --------

         Cash and equivalents, end of period                      $ 48,310      $    558
                                                                  ========      ========








  The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         Too, Inc. (referred to herein as "the Company") is a specialty retailer that sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. The consolidated financial statements include the accounts of Too, Inc. and its wholly owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis.

         The accompanying unaudited interim consolidated financial statements as of April 29, 2000, and for the thirteen-week periods ended April 29, 2000 and May 1, 1999, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         Prior to August 23, 1999, the Company operated as a wholly owned subsidiary of The Limited, Inc. Effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too on the basis of one share of Too common stock for each seven shares of The Limited common stock (the "Spin-off"). The Spin-off resulted in 30.7 million shares of Too common stock outstanding as of August 23, 1999. As a result of the Spin-off, the Company became an independent, separately traded, public company listed on the New York Stock Exchange.

         The consolidated financial statements as of April 29, 2000, and for the thirteen week periods ended April 29, 2000, and May 1, 1999 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.


2.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method.

         Earnings per share, as presented in the Consolidated Statements of Income, for periods prior to and including the Spin-off was calculated by dividing net income by the 30.7 million common shares issued in connection with the Spin-off as if these shares were outstanding for such periods.

         The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):





                                                           THIRTEEN WEEKS ENDED
                                                           --------------------
                                                           APRIL 29,     MAY 1,
                                                             2000        1999
                                                            -------     -------

          Net income                                        $ 3,142     $ 1,622
                                                            =======     =======

          Weighted average outstanding shares - basic        30,730      30,674
          Dilutive effect of stock options
               and restricted stock                           1,008           -
                                                            -------     -------
          Weighted average outstanding shares - diluted      31,738      30,674
                                                            =======     =======



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


4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):


                                                             APRIL 29,   JANUARY 29,
                                                               2000         2000
                                                             --------     --------

          Property and equipment, at cost                    $128,731     $121,268
          Less accumulated depreciation and amortization       63,613       59,394
                                                             --------     --------

          Property and equipment, net                        $ 65,118     $ 61,874
                                                             ========     ========

5.       RELATIONSHIP WITH THE LIMITED

         In connection with the Spin-off, the Company entered into a service agreement with Limited Distribution Services, a wholly owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the date of Spin-off. Most of the merchandise and related materials for the Company's stores are shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise is received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributes merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight is charged to Too based upon actual receipts and related charges, while outbound freight is charged based on a percentage of cartons shipped.

         Additionally, The Limited provides to us certain transitional services principally related to management information systems. Agreements covering such services are generally effective through the first anniversary date of the Spin-off. Also, our main offices are owned by Distribution Land Corp., a wholly owned subsidiary of the Limited and leased to us with a lease term expiring in August 2002.

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

         Amounts payable to The Limited, including merchandise payables to Mast Industries, amounted to approximately $9.2 million at April 29, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of April 29, 2000, and the related consolidated statements of income and cash flows for each of the thirteen-week periods ended April 29, 2000 and May 1, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 17, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
May 15, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended April 29, 2000, were $118.8 million, an increase of 25%, from $95.0 million for the comparable period of 1999. This increase was driven by a 10% increase in comparable store sales, with the balance attributable to new stores, remodeled stores and approximately $2 million from the catalog sales channel. Gross income increased 25% to $39.7 million from $31.7 million in 1999 and operating income increased 114% to $5.6 million from $2.6 million in 1999. Net income was $3.1 million, an increase of 205%, from $1.0 million on an adjusted basis for the comparable period ended May 1, 1999. The adjusted results for 1999 reflect interest expense, net of the related tax benefit, on the Company's borrowings under the credit facility as if it were in place as of the beginning of the year. Diluted earnings per share increased to $.10, more than triple the 1999 adjusted diluted earnings per share and double the 1999 historical diluted earnings per share.


ADJUSTED EARNINGS PER DILUTED SHARE  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THIRTEEN WEEKS ENDED
                                                          -----------------------------
                                                           APRIL 29,         MAY 1,
                                                              2000            1999
                                                          -------------   -------------

Earnings per share - diluted                                    $ 0.10          $ 0.05
                                                          =============   =============

Adjusted earnings per diluted share:
------------------------------------

Net income                                                                     $ 1,622
     Adjusted interest expense (1)                                                (993)
     Adjusted tax benefit (2)                                                      400
                                                                          -------------
Adjusted net income                                                            $ 1,029
                                                                          =============

Adjusted earnings per diluted share                                             $ 0.03
                                                                          =============

Weighted average diluted shares outstanding (3)                 31,738          31,738
                                                          =============   =============


1) Adjusted net income and adjusted earnings per diluted share include interest expense and financing fees, net of the related tax benefit, on approximately $52 million of average indebtedness representing debt incurred under the credit facility which was used to pay a $50 million dividend to The Limited in connection with the Spin-off.

2) The tax benefit is related to adjusted interest expense arising from the credit facility at an estimated effective tax rate of approximately 40%.

3) As no shares were outstanding prior to the Spin-off, weighted average diluted shares as calculated during the current period were used in comparable prior periods to determine adjusted earnings per diluted share.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen-week period ended April 29, 2000, to the comparable 1999 period:


                                                          THIRTEEN WEEKS ENDED
                                             -------------------------------------------
                                              APRIL 29,          MAY 1,        PERCENT
                                                 2000             1999          CHANGE
                                             -------------    -------------    ---------

Net sales (millions)                              $ 118.8           $ 95.0           25%
Comparable store sales increases(1)                    10%              10%

Retail sales per average square foot(2)           $    81           $   74            9%
Retail gross square feet at end of
     quarter (thousands)                            1,472            1,296           14%

NUMBER OF STORES:

Beginning of period                                   352              319
     Opened                                             9                9
     Closed                                            (2)              (7)
                                             -------------    -------------
End of period                                         359              321
                                             =============    =============

Stores with "Girl Power" format                       100               43
Percentage of stores in "Girl Power"
     format                                            28%              13%


(1) A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that are expanded more than 20% in square feet are treated as new stores for purposes of this calculation.

(2) Retail sales per average square foot is the result of dividing net sales for the fiscal quarter by average gross square feet, which reflects the impact of opening and closing stores throughout the quarter.


NET SALES

Net sales for the first quarter of 2000 increased 25% to $118.8 million from $95.0 million in 1999. The net sales increase was attributable to a 10% increase in comparable store sales, with the balance due to the net addition of 38 new stores since the end of the first quarter 1999, remodeled stores and approximately $2 million from the catalog sales channel.

Within merchandise categories, Active pants, shorts, jackets and graphic tees all showed significant sales increases as did the Add-on category (principally underwear/bras, sleepwear and swimwear).

GROSS INCOME

Gross income, expressed as a percentage of sales, was 33.4% unchanged from the first quarter of 1999. Improvements in the merchandise margin is due primarily to higher initial mark-ups and improved leveraging in store occupancy costs were partially offset by costs associated with our spring and summer catazine which were not incurred during the first quarter of 1999.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expense, expressed as a percentage of net sales, decreased to 28.7% in the first quarter of 2000 from 30.6% for the same period in 1999. The decrease was due to lower cost allocations from The Limited as well as the leveraging of store level expenses due to higher per store productivity. These decreases were partially offset by higher home office and distribution center expenses.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, increased to 4.7% in 2000 compared to 2.8% in 1999. The increase in operating income was due to the decrease in general, administrative and store operating expenses.

NET INTEREST EXPENSE

Net interest expense amounted to $372,000 during the first quarter of 2000 with no net interest expense being recorded in the comparable period of 1999. Interest expense, including the amortization of financing fees, amounted to $1,234,000 which was partially offset by interest income of $862,000.

INCOME TAXES

Income tax expense increased to $2.1 million in 2000 compared to $1.0 million in 1999. We anticipate that the annual effective tax rate will remain unchanged at 40% in fiscal 2000.

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities and the revolving portion of our $100 million credit facility provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash used in operating activities amounted to $4.4 million for the quarter ended April 29, 2000 versus net cash used for operating activities of $.5 million for the same period in 1999. The change in net cash used for operating activities was primarily driven by a decrease in accounts payable and accrued expenses during the first quarter of 2000 versus the comparable period in 1999. These decreases were partially offset by cash provided by higher net income, an increase in depreciation and amortization and lower inventory levels.

Investing activities represented capital expenditures, which were primarily for new and remodeled stores.

Financing activities principally represented proceeds from employee stock options and restricted stock activity.

A summary of the Company's working capital position and capitalization follows (thousands).


                                                          APRIL 29,     JANUARY 29,
                                                             2000           2000
                                                        -------------  -------------

Working capital                                             $ 26,836       $ 26,098
                                                        =============  =============

Capitalization:
     Long-term debt                                           50,000         50,000
     Shareholders' equity                                     48,824         45,467
                                                        -------------  -------------
Total capitalization                                        $ 98,824       $ 95,467
                                                        =============  =============

Amounts authorized under revolving portion
     of credit facility                                     $ 50,000       $ 50,000
                                                        =============  =============

In August 1999, we entered into a five-year, $100 million collateralized Credit Facility. The Credit Facility consists of a $50 million five-year term loan and a $50 million, five-year revolving credit commitment. The Credit Facility's interest rates, which reflect matrix pricing, are based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan is interest only until the end of the third year at which time the amortization of the outstanding principle balance will begin. The Credit Facility contains customary representations and warranties as well as certain affirmative, negative and financial covenants.

No amounts were borrowed against the $50 million revolving credit commitment during the quarter ended April 29, 2000.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $7.5 million for the quarter ended April 29, 2000, compared to $7.3 million for the comparable period of 1999. The Company anticipates spending approximately $40 to $45 million in 2000 for capital expenditures principally for the construction of approximately 55 new stores and the remodel of 10 existing stores. Our store expansion and remodel program should add approximately 210,000 to 230,000 gross square feet during 2000 representing a 15% to 16% increase over year-end 1999. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Management's Discussion and Analysis relating to anticipated capital expenditures in 2000 for new stores and the remodeling or expansion of existing stores, and the funding therefor. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Risk Factors section of the Company's Form 10 filed August 18, 1999 as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.


ITEM 6. EXHIBITS

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

                                    TOO, INC.
                                            (Registrant)

                                    By /S/  KENT A. KLEEBERGER
                                       -----------------------
                                    Kent A. Kleeberger,
                                    Vice President - Chief Financial Officer,
                                    Secretary and Treasurer

 Date: May 31, 2000

                                  EXHIBIT INDEX


EXHIBIT
NO.        DOCUMENT
---        --------

15       Letter re: Unaudited Interim Financial Information to Securities and
                    Exchange Commission re: Incorporation of Report of Independent Accountants.

27.      Financial Data Schedule.