Form 10-Q
period 2000-07-29
TOO INC
filed 2000-09-11
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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

                              Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK                  OUTSTANDING AT AUGUST 25, 2000
         ------------                  ------------------------------

        $.01 Par Value                        30,738,914 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS

                                                                                                                PAGE NO.
                                                                                                                --------
PART I. Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks Ended
           July 29, 2000 and July 31, 1999................................................................           3

      Consolidated Balance Sheets
           July 29, 2000 and January 29, 2000.............................................................           4

      Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
           July 29, 2000 and July 31, 1999................................................................           5

      Notes to Consolidated Financial Statements..........................................................           6

      Report of Independent Accountants...................................................................           9

   Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition........          10

PART II.   Other Information

   Item 1.  Legal Proceedings.............................................................................          15

   Item 4.  Matters Submitted to a Vote of Security Holders...............................................          15

   Item 6.  Exhibits and Reports on Form 8-K..............................................................          15

   Signature .............................................................................................          16

   Index to Exhibits......................................................................................          17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                              THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                             ----------------------------------------------------
                                             JULY 29,      JULY 31,      JULY 29,     JULY 31,
                                              2000          1999           2000         1999
                                             ---------   ----------     ---------     ----------


Net sales                                   $108,379      $ 86,864      $227,198      $181,912
     Costs of goods sold, buying and
          occupancy costs                     73,448        58,258       152,563       121,582
                                            --------      --------      --------      --------
Gross income                                  34,931        28,606        74,635        60,330
     General, administrative and store
          operating expenses                  31,333        26,902        65,423        56,004
                                            --------      --------      --------      --------
Operating income                               3,598         1,704         9,212         4,326
     Interest expense, net                       477            --           849            --
                                            --------      --------      --------      --------
Income before income taxes                     3,121         1,704         8,363         4,326
     Provision for income taxes                1,200           700         3,300         1,700
                                            --------      --------      --------      --------
Net income                                  $  1,921      $  1,004      $  5,063      $  2,626
                                            ========      ========      ========      ========


Earnings per share:

     Basic                                  $   0.06      $   0.03      $   0.16      $   0.09
                                            ========      ========      ========      ========

     Diluted                                $   0.06      $   0.03      $   0.16      $   0.09
                                            ========      ========      ========      ========

Weighted average common shares:

     Basic                                    30,736        30,674        30,733        30,674
                                            ========      ========      ========      ========

     Diluted                                  31,818        30,674        31,778        30,674
                                            ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                                   JULY 29,      JANUARY 29,
                                                                     2000          2000
                                                                   --------      --------
                                                                  (UNAUDITED)
                            ASSETS
CURRENT ASSETS:
     Cash and equivalents                                          $ 31,849      $ 59,984
     Receivables                                                      4,969         2,863
     Inventories                                                     47,421        34,656
     Store supplies                                                   7,088         6,171
     Deferred income taxes                                            1,965         2,904
     Other                                                            1,920           504
                                                                   --------      --------
Total current assets                                                 95,212       107,082

Property and equipment, net                                          70,453        61,874
Deferred income taxes                                                11,041         7,838
Other assets                                                          1,511         1,799
                                                                   --------      --------

Total assets                                                       $178,217      $178,593
                                                                   ========      ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                              $ 20,319      $ 20,754
     Accrued expenses                                                42,556        46,689
     Income taxes payable                                            11,033        13,541
                                                                   --------      --------
Total current liabilities                                            73,908        80,984

Long-term debt                                                       50,000        50,000
Other long-term liabilities                                           2,767         2,142
Commitments and contingencies

                     SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares authorized                            --            --
Common stock, $.01 par value,  100 million shares authorized,
     30.7 million issued and outstanding                                307           307
Paid in capital                                                      25,422        24,410
Retained earnings since effective date, August 23, 1999              25,813        20,750
                                                                   --------      --------

Total shareholders' equity                                           51,542        45,467
                                                                   --------      --------

Total liabilities and shareholders' equity                         $178,217      $178,593
                                                                   ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                    TWENTY-SIX WEEKS ENDED
                                                                  ---------------------------
                                                                  JULY 29,         JULY 31,
                                                                    2000             1999
                                                                  -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  5,063       $  2,626

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:
     Depreciation and amortization                                    8,507          6,158

     CHANGES IN ASSETS AND LIABILITIES:
         Inventories                                                (12,765)       (14,247)
         Accounts payable and accrued expenses                       (4,568)         4,784
         Income taxes                                                (4,547)       (10,300)
         Other assets and liabilities                                (3,526)            45
                                                                   --------       --------

         NET CASH USED FOR OPERATING ACTIVITIES                     (11,836)       (10,934)
                                                                   --------       --------

INVESTING ACTIVITIES:
     Capital expenditures                                           (17,086)       (16,697)
                                                                   --------       --------

         NET CASH USED FOR INVESTING ACTIVITIES                     (17,086)       (16,697)
                                                                   --------       --------

FINANCING ACTIVITIES:
     Stock options, restricted stock and other equity changes           787             --
     Net increase in net investment by The Limited                       --         29,264
                                                                   --------       --------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                      787         29,264
                                                                   --------       --------

     NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                (28,135)         1,633

Cash and equivalents, beginning of period                            59,984            987
                                                                   --------       --------

         Cash and equivalents, end of period                       $ 31,849       $  2,620
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

         The accompanying unaudited interim consolidated financial statements as of July 29, 2000 and for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         Prior to August 23, 1999, the Company operated as a wholly owned subsidiary of The Limited, Inc. Effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too, Inc. on the basis of one share of Too, Inc. common stock for each seven shares of The Limited, Inc. common stock (the "Spin-off"). The Spin-off resulted in 30.7 million shares of Too, Inc. common stock outstanding as of August 23, 1999. As a result of the Spin-off, the Company became an independent, separately traded, public company listed on the New York Stock Exchange.

         The consolidated financial statements as of July 29, 2000, and for the thirteen and twenty-six weeks ended July 29, 2000, and July 31, 1999 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.


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

         The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):


                                                             THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                           ------------------------   --------------------
                                                            JULY 29,     JULY 31,     JULY 29,     JULY 31,
                                                              2000         1999         2000         1999
                                                            -------      -------      -------      -------
         Net income                                         $ 1,921      $ 1,004      $ 5,063      $ 2,626
                                                            =======      =======      =======      =======

         Weighted average outstanding shares - basic         30,736       30,674       30,733       30,674
         Dilutive effect of stock options
              and restricted stock                            1,082           --        1,045           --
                                                            -------      -------      -------      -------
         Weighted average outstanding shares - diluted       31,818       30,674       31,778       30,674
                                                            =======      =======      =======      =======

         Options to purchase 124,000 shares of common shares were not included in the computation of net income per diluted share for the thirteen and twenty-six week periods ended July 29, 2000 because the options' exercise price was greater than the average market price of the common shares.


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


4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of (thousands):

                                                               JULY 29,       JANUARY 29,
                                                                2000             2000
                                                               ---------     ------------

         Property and equipment, at cost                       $ 137,993       $ 121,268
         Less accumulated depreciation and amortization          (67,540)        (59,394)
                                                               ---------       ---------

         Property and equipment, net                           $  70,453       $  61,874
                                                               =========       =========


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

         Additionally, The Limited provides to us certain transitional services principally related to management information systems. Agreements covering such services were generally effective through the first anniversary date of the Spin-off. Also, our main offices are owned by Distribution Land Corp., a wholly owned subsidiary of the Limited and leased to us with a lease term expiring in August 2002.

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

         Amounts payable to The Limited, including merchandise payables to Mast Industries, amounted to approximately $11.4 million at July 29, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of July 29, 2000, and the related consolidated statements of income for the thirteen week and twenty-six week periods ended July 29, 2000 and July 31, 1999 and the consolidated statements of cash flows for the twenty-six week periods ended July 29, 2000 and July 31, 1999. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
August 14, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended July 29, 2000, were $108.4 million, an increase of 25%, from $86.9 million for the comparable period of 1999. Gross income increased 22% to $34.9 million from $28.6 million in 1999 and operating income more than doubled to $3.6 million from $1.7 million in 1999. Net income was $1.9 million, an increase of 394%, from $389,000 on an adjusted basis for the comparable period ended July 31, 1999. The adjusted results for 1999 reflect interest expense, net of the related tax benefit, on the Company's borrowings under the credit facility as if it were in place as of the beginning of the year. Diluted earnings per share increased to $.06, compared to 1999 adjusted diluted earnings per share of $.01 and 1999 historical diluted earnings per share of $.03.

Net sales for the twenty-six weeks ended July 29, 2000, increased 25% to $227.2 million from $181.9 million for the comparable period in 1999. Gross income increased 24% to $74.6 million from $60.3 million in 1999 and operating income increased 113% to $9.2 million from $4.3 million in 1999. Year-to-date diluted earnings per share increased to $.16 versus 1999 adjusted diluted earnings per share of $.04 and 1999 historical diluted earnings per share of $.09.


ADJUSTED EARNINGS PER DILUTED SHARE  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                                          -----------------------------   -----------------------------
                                                            JULY 29,        JULY 31,        JULY 29,        JULY 31,
                                                              2000            1999            2000            1999
                                                          -------------   -------------   -------------   -------------
Earnings per share - diluted                                    $ 0.06          $ 0.03          $ 0.16          $ 0.09
                                                                ======          ======          ======          ======

ADJUSTED EARNINGS PER DILUTED SHARE:

Net income                                                                     $ 1,004                         $ 2,626
     Adjusted interest expense (1)                                              (1,115)                         (2,108)
     Adjusted tax benefit (2)                                                      500                             900
                                                                               -------                         -------
Adjusted net income                                                              $ 389                         $ 1,418
                                                                               =======                         =======

Adjusted earnings per diluted share                                             $ 0.01                          $ 0.04
                                                                               =======                         =======

Weighted average diluted shares outstanding (3)                                 31,818                          31,778
                                                                               =======                         =======



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

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended July 29, 2000, to the comparable 1999 period:


                                                 THIRTEEN WEEKS ENDED                       TWENTY-SIX WEEKS ENDED
                                            ----------------------------------------   ----------------------------------------
                                             JULY 29,       JULY 31,       PERCENT      JULY 29,        JULY 31,      PERCENT
                                               2000           1999          CHANGE        2000            1999         CHANGE
                                            ------------   ------------    ---------   ------------    -----------    ---------

Net sales (millions)                            $ 108.4         $ 86.9           25 %      $ 227.2        $ 181.9           25 %
Comparable store sales increases (1)                  9 %            8 %                        10 %            9 %

Retail sales per average square foot (2)        $    71         $   66            8 %      $   153        $   138           11 %
Retail gross square feet at end of
     quarter (thousands)                          1,529          1,352           13 %

Stores with "Girl Power" format                     116             58
Percentage of stores in "Girl Power"
     format                                          31 %           17 %

NUMBER OF STORES:

Beginning of period                                 359            321                         352            319
     Opened                                          14             11                          23             20
     Closed                                           -              -                          (2)            (7)
                                               ---------        -------                     -------         ------
End of period                                       373            332                         373            332
                                               =========        =======                     =======         ======


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

NET SALES

Net sales for the second quarter of 2000 increased 25% to $108.4 million from $86.9 million in 1999. The net sales increase was attributable to a 9% increase in comparable store sales, with the balance due to the net addition of 41 new stores since the end of the second quarter 1999, remodeled stores and approximately $1.5 million in sales from the catalog and e-commerce sales channels.

Year-to-date net sales were $227.2, a 25% increase over 1999 year-to-date sales of $181.9. The increase was due to a 10% increase in comparable store sales, the net addition of 41 new stores, remodeled stores and approximately $3.4 million in sales from the catalog and e-commerce sales channels.

Within merchandise categories for both the quarter and year-to-date periods, Active pants, shorts, jackets and graphic tees all showed significant sales increases as did the Add-on category (principally underwear/bras, sleepwear and swimwear).

GROSS INCOME

Gross income, expressed as a percentage of sales, was 32.2%, a decline of 70 basis points from a gross income rate of 32.9% for the second quarter of 1999. This decrease in rate was due to catalog costs, which were not incurred during the second quarter of 1999, being partially offset by higher merchandise margins. Merchandise margins increased as higher initial mark-ups were partially offset by higher markdowns.

For the year-to-date period, the gross income rate decreased 30 basis points to 32.9% in 2000 from a 33.2% rate in 1999 as the impact of Catalog costs, which were not incurred in 1999, were only partially offset by higher merchandise margins.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expense, expressed as a percentage of net sales, decreased to 28.9% in the second quarter of 2000 from 31.0% for the same period in 1999. On a year-to-date basis, general, administrative and store operating expense decreased by 200 basis points to 28.8% in 2000 from 30.8% in 1999. The decrease during the quarter and year-to-date periods was due to the leveraging of store expenses arising from higher per store productivity as well as lower cost allocations from The Limited. These decreases in expenses were partially offset by higher distribution center costs.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, increased to 3.3% in 2000 compared to 2.0% in 1999. Year-to-date operating income increased to 4.1% in 2000 compared to 2.4% in 1999. The increase in operating income for both the quarter and year-to-date periods was primarily due to the decrease in general, administrative and store operating expenses.

NET INTEREST EXPENSE

Net interest expense amounted to $477,000 and $849,000 for the quarter and year-to-date periods ending July 29, 2000, respectively. No net interest expense was recorded in the comparable periods of 1999. Interest expense, including the amortization of financing fees, amounted to $1,245,000 and $2,479,000 for the quarter and year-to-date periods ending July 29, 2000, respectively. Interest expense was partially offset by interest income of $768,000 and $1,630,000 for the quarter and year-to-date periods, respectively. Interest income was earned on short-term investments in commercial paper and money market instruments.

INCOME TAXES

Income tax expense amounted to $1.2 million and $3.3 million for the quarter and year-to-date periods ending July 29, 2000, respectively, compared to $700,000 and $1.7 million for the comparable periods in 1999. We anticipate that the annual effective tax rate will remain unchanged at 40% in fiscal 2000.

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities and the revolving portion of our $100 million credit facility provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash used in operating activities amounted to $11.8 million for the twenty-six weeks ended July 29, 2000 versus net cash used for operating activities of $10.9 million for the same period in 1999. The change in net cash used for operating activities was primarily driven by a net decrease in accounts payable and accrued expenses versus the comparable period in 1999. These decreases were partially offset by cash provided by higher net income and an increase in depreciation and amortization.

Investing activities represented capital expenditures, which were primarily for new and remodeled stores.

Financing activities principally represented proceeds from employee stock option exercises and the issuance of restricted stock.

A summary of the Company's working capital position and capitalization follows (thousands).

                                                       JULY 29,     JANUARY 29,
                                                         2000           2000
                                                        -------         ---------

Working capital                                         $ 21,304        $ 26,098
                                                        ========        ========

Capitalization:
     Long-term debt                                       50,000          50,000
     Shareholders' equity                                 51,542          45,467
                                                        --------        --------
Total capitalization                                    $101,542        $ 95,467
                                                        ========        ========

Amounts authorized under revolving portion
     of credit facility                                 $ 50,000        $ 50,000
                                                        ========        ========



In August 1999, we entered into a five-year, $100 million collateralized Credit Facility. The Credit Facility consists of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Credit Facility's interest rates, which reflect matrix pricing, are based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan is interest only until the end of the third year at which time the amortization of the outstanding principle balance will begin. The Credit Facility contains customary representations and warranties as well as certain affirmative, negative and financial covenants.

No amounts were borrowed against the $50 million revolving credit commitment during the quarter ended July 29, 2000.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $17.1 million for the twenty-six weeks ended July 29, 2000 compared to $16.7 million for the comparable period of 1999. The Company anticipates spending approximately $40 to $50 million in 2000 for capital expenditures principally for the construction of approximately 55 new stores and the remodel of 10 existing stores along with $12 to $15 million for our new Home Office and Distribution Center facilities. Our store expansion and remodel program should add approximately 210,000 to 230,000 gross square feet during 2000 representing a 15% to 16% increase over year-end 1999. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Management's Discussion and Analysis relating to anticipated capital expenditures in 2000 for new stores and the remodeling or expansion of existing stores, and the related funding. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Risk Factors section of the Company's Form 10, filed August 18, 1999, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

(a) Too, Inc. held its Annual Meeting of Stockholders on May 16, 2000, for the purpose of electing three directors.

(b) At the Annual Meeting of Stockholders, all directors nominated were elected.

(c) The table below shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.


              ACTION                        FOR             AGAINST          ABSTAINED
------------------------------------  ----------------   ---------------   ---------------
Election of directors:

Kent A. Kleeberger                         24,360,976                 0           121,242
Nancy J. Kramer                            24,360,976                 0           121,242
James U. McNeal                            24,360,976                 0           121,242




ITEM 6.  EXHIBITS

(a)      Exhibits

         10.1     Too, Inc. First Amended and Restated Savings and Retirement
                  Plan

         10.2 Too, Inc. First Amended and Restated Supplemental Retirement and Deferred Compensation Plan

         10.3 Too, Inc. First Amended and Restated 1999 Stock Plan for Non-Associate Directors

         10.4 Too, Inc. First Amended and Restated 1999 Stock Option and Performance Incentive Plan

         15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

         27.      Financial Data Schedule.

(b)      Reports on Form 8-K

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TOO, INC.
                                                (Registrant)

                                        By /S/  KENT A. KLEEBERGER
                                          ------------------------
                                        Kent A. Kleeberger,
                                        Senior Vice President - Chief Financial
                                        Officer, Secretary and Treasurer
                                        (duly  authorized  officer and Principal
                                        Financial and Accounting Officer)


 Date: September 11, 2000

                                  EXHIBIT INDEX


EXHIBIT
NO.      DOCUMENT
------   --------
10.1     Too, Inc. First Amended and Restated Savings and Retirement Plan

10.2 Too, Inc. First Amended and Restated Supplemental Retirement and Deferred Compensation Plan

10.3 Too, Inc. First Amended and Restated 1999 Stock Plan for Non-Associate Directors

10.4 Too, Inc. First Amended and Restated 1999 Stock Option and Performance Incentive Plan

15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

27.      Financial Data Schedule.