Form 10-Q
period 2000-10-28
TOO INC
filed 2000-12-12
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

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

                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK                 OUTSTANDING AT NOVEMBER 24, 2000
         ------------                 --------------------------------

         $.01 Par Value                        30,746,655 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS

                                                                                                              PAGE NO.

PART I. Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks Ended
           October 28, 2000 and October 30, 1999..........................................................           3

      Consolidated Balance Sheets
           October 28, 2000 and January 29, 2000..........................................................           4

      Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
           October 28, 2000 and October 30, 1999..........................................................           5

      Notes to Consolidated Financial Statements..........................................................           6

      Report of Independent Accountants...................................................................          10

   Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition........          11

PART II.   Other Information

   Item 1.  Legal Proceedings.............................................................................          17

   Item 6.   Exhibits and Reports on Form 8-K.............................................................          17

   Signature .............................................................................................          18

   Index to Exhibits......................................................................................          19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                             -------------------------------     -------------------------------
                                               OCTOBER 28,     OCTOBER 30,         OCTOBER 28,      OCTOBER 30,
                                                  2000             1999                2000            1999
                                             ---------------  --------------     ---------------  --------------
Net sales                                        $  134,040      $  114,802          $  361,238      $  296,714
     Costs of goods sold, buying and
          occupancy costs                            88,415          76,456             240,978         198,038
                                             ---------------  --------------     ---------------  --------------
Gross income                                         45,625          38,346             120,260          98,676
     General, administrative and store
          operating expenses                         34,486          29,305              99,909          85,309
                                             ---------------  --------------     ---------------  --------------
Operating income                                     11,139           9,041              20,351          13,367
     Interest expense, net                              461           1,101               1,310           1,101
                                             ---------------  --------------     ---------------  --------------
Income before income taxes                           10,678           7,940              19,041          12,266
     Provision for income taxes                       4,300           3,200               7,600           4,900
                                             ---------------  --------------     ---------------  --------------
Net income                                        $   6,378       $   4,740           $  11,441       $   7,366
                                             ===============  ==============     ===============  ==============


Earnings per share:

     Basic                                        $    0.21       $    0.15           $    0.37       $    0.24
                                             ===============  ==============     ===============  ==============

     Diluted                                      $    0.20       $    0.15           $    0.36       $    0.24
                                             ===============  ==============     ===============  ==============

Weighted average common shares:

     Basic                                           30,741          30,674              30,736          30,674
                                             ===============  ==============     ===============  ==============

     Diluted                                         31,797          31,243              31,774          30,864
                                             ===============  ==============     ===============  ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    OCTOBER 28,     JANUARY 29,
                                                                       2000             2000
                                                                   --------------  ---------------
                                                                    (UNAUDITED)
                            ASSETS
CURRENT ASSETS:

     Cash and equivalents                                              $  32,540        $  59,984
     Receivables                                                           6,615            2,863
     Inventories                                                          54,037           34,656
     Store supplies                                                        7,217            6,171
     Deferred income taxes                                                 3,285            2,904
     Other                                                                 2,176              504
                                                                   --------------  ---------------
Total current assets                                                     105,870          107,082

Property and equipment, net                                               75,144           61,874
Deferred income taxes                                                     10,170            7,838
Other assets                                                               1,417            1,799
                                                                   --------------  ---------------

Total assets                                                          $  192,601       $  178,593
                                                                   ==============  ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                                  $  26,017        $  20,754
     Accrued expenses                                                     41,371           46,689
     Income taxes payable                                                 14,020           13,541
                                                                   --------------  ---------------
Total current liabilities                                                 81,408           80,984

Long-term debt                                                            50,000           50,000
Other long-term liabilities                                                3,197            2,142
Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, 50 million shares authorized                                  -                -
Common stock, $.01 par value,  100 million shares authorized,
     30.7 million issued and outstanding                                     307              307
Paid in capital                                                           25,498           24,410
Retained earnings since effective date, August 23, 1999                   32,191           20,750
                                                                   --------------  ---------------

Total shareholders' equity                                                57,996           45,467
                                                                   --------------  ---------------

Total liabilities and shareholders' equity                            $  192,601       $  178,593
                                                                   ==============  ===============


   The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                      THIRTY-NINE WEEKS ENDED
                                                                  -------------------------------
                                                                   OCTOBER 28,      OCTOBER 30,
                                                                      2000             1999
                                                                  --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $  11,441        $   7,366

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:
     Depreciation and amortization                                       12,759            9,977

     CHANGES IN ASSETS AND LIABILITIES:
         Inventories                                                    (19,381)         (16,566)
         Accounts payable and accrued expenses                           (1,901)           35,562
         Income taxes                                                    (2,133)          (7,115)
         Other assets                                                    (1,778)          (3,567)
         Other liabilities                                                1,055              480
                                                                  --------------   --------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                           62           26,137
                                                                  --------------   --------------

INVESTING ACTIVITIES:
     Capital expenditures                                               (28,493)         (23,055)
                                                                  --------------   --------------

         NET CASH USED FOR INVESTING ACTIVITIES                         (28,493)         (23,055)
                                                                  --------------   --------------

FINANCING ACTIVITIES:
     Stock options, restricted stock and other equity changes               987                -
     Proceeds from borrowings under the credit facility                       -           64,235
     Repayment of borrowing under the credit facility                         -          (14,235)
     Payment of dividend to The Limited                                       -          (50,000)
     Net increase in net investment by The Limited                            -           20,874
                                                                  --------------   --------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                          987           20,874
                                                                  --------------   --------------

     NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                    (27,444)          23,956

Cash and equivalents, beginning of period                                59,984              987
                                                                  --------------   --------------

         Cash and equivalents, end of period                          $  32,540        $  24,943
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

          The accompanying unaudited interim consolidated financial statements as of October 28, 2000 and for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

          The consolidated financial statements as of October 28, 2000, and for the thirteen and thirty-nine weeks ended October 28, 2000, and October 30, 1999 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

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

         The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                          THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                                       ----------------------------    ----------------------------
                                                       OCTOBER 28,    OCTOBER 30,      OCTOBER 28,    OCTOBER 30,
                                                           2000           1999             2000           1999
                                                       -------------  -------------    -------------  -------------

Net income                                                 $  6,378       $  4,740        $  11,441       $  7,366
                                                       =============  =============    =============  =============

Weighted average common shares - basic                       30,741         30,674           30,736         30,674
Dilutive effect of stock options
     and restricted stock                                     1,056            569            1,038            190
                                                       -------------  -------------    -------------  -------------
Weighted average common shares - diluted                     31,797         31,243           31,774         30,864
                                                       =============  =============    =============  =============

          Options to purchase 126,000 and 117,500 common shares were not included in the computation of net income per diluted share for the thirteen and thirty-nine week periods ended October 28, 2000, respectively, as the options' exercise price was greater than the average market price of the common shares. No options to purchase common shares were excluded from the computation of net income per share for the thirteen and thirty-nine week periods ended October 30,1999.

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

4.        PROPERTY AND EQUIPMENT, NET

          Property and equipment, net, consisted of (thousands):

                                                            OCTOBER 28,     JANUARY 29,
                                                               2000             2000
                                                           --------------  ---------------

Property and equipment, at cost                               $  144,404       $  121,268
Less accumulated depreciation and amortization                   (69,260)         (59,394)
                                                           --------------  ---------------

Property and equipment, net                                    $  75,144        $  61,874
                                                           ==============  ===============

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

          Our main offices are owned by Distribution Land Corp., a wholly owned subsidiary of the Limited, and leased to us with a lease term expiring in August 2002.

          Our largest apparel supplier has been Mast Industries, Inc., a wholly owned subsidiary of The Limited. Mast Industries supplied approximately 33% of the apparel that we purchased in 1999. We believe that all transactions that we have entered into with Mast Industries have been on terms that would have been obtained on an arm's length basis since we treat them as if they were a third party. We were not, and will not be, obligated to continue to source products through Mast Industries.

          Amounts payable to The Limited, including merchandise payables to Mast Industries, amounted to approximately $11 million at October 28, 2000.

6.        CREDIT FACILITY

          During August 1999, the Company entered into a five-year $100 million credit agreement (the "Credit Facility") with a syndicate of banks. The Credit Facility is collateralized by virtually all assets of the Company and is comprised of a $50 million five-year term loan and a $50 million revolving loan commitment. The entire amount of the term portion was drawn in order to fund a $50 million dividend to The Limited and $14 million was drawn under the revolving loan commitment principally to repay a portion of working capital advances made by the Limited prior to the Spin-off.

          The $50 million revolving loan commitment is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the Credit Facility is based on matrix pricing applied to either the London Interbank Offered Rate or Prime, as defined in the agreement. Payments of principal under the term loan are due at various dates from July 2002 to August 2004. A commitment fee based on matrix pricing is charged on the unused portion of the revolving loan commitment. The commitment fee is up to 1/2 of 1% of the unused revolving credit commitment per annum. Under the terms of the Credit Facility, the Company is required to comply with certain covenants including financial ratios. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends. The Company is in compliance with all applicable terms of the Credit Facility. As of October 28, 2000, there were no amounts outstanding under the revolving portion of the Credit Facility.

          Interest expense, including the amortization of financing fees, amounted to $1.2 million and $3.7 million for the quarter and year-to-date periods ending October 28, 2000, respectively. Interest expense was partially offset by interest income of $779,000 and $2.4 million for the quarter and year-to-date periods ending October 28,2000, respectively. Interest expense and interest income amounted to $1.5 million and $367,000 for the quarter and year-to-date periods ending October 30, 1999, respectively.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (February 4, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a material effect on the Company's results of operations or its financial position.

         The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," which will be effective in the fourth quarter of 2000, and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which will be effective in the second quarter of 2001. EITF No. 00-10 addresses the classification of shipping and handling revenues and costs in the consolidated statements of income and EITF No. 00-14 addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of these EITF issues will not have a material effect on the Company's results of operations or its financial position.

         The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which will be effective beginning in the fourth quarter of 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has determined that adopting the provisions of this SAB will not have a material effect on the Company's results of operations or its financial position.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of October 28, 2000, and the related consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 and the consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2000 and October 30, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income and shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 17, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
November 13, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended October 28, 2000 were $134.0 million, an increase of 17% from $114.8 million for the comparable period of 1999. Gross income increased 19% to $45.6 million from $38.3 million in 1999 and operating income rose 23% to $11.1 million from $9.0 million in 1999. Net income increased 35% to $6.4 million from $4.7 million in 1999. Diluted earnings per share increased to $.20, a 33% increase, versus diluted earnings per share of $.15 in 1999.

Net sales for the thirty-nine weeks ended October 28, 2000, increased 22% to $361.2 million from $296.7 million for the comparable period in 1999. Gross income increased 22% to $120.3 million from $98.7 million in 1999 and operating income increased 52% to $20.4 million from $13.4 million in 1999. Net income increased to $11.4 million, an increase of 86% versus 1999 adjusted net income of $6.2 million and a 55% increase versus 1999 historical net income of $7.4 million. The adjusted results for 1999 reflect interest expense, net of the related tax benefit, on the Company's borrowings under the credit facility as if it were in place as of the beginning of the year. Year-to-date diluted earnings per share increased 50% to $.36 versus 1999 historical diluted earnings per share of $.24.

Management believes the presentation below provides a reasonable basis on which to present the adjusted net income information. Although the adjusted net income information should not be construed as an alternative to the reported results determined in accordance with generally accepted accounting principles, it is provided to assist in investors' understanding of the Company's results of operations and the impact of certain transactions entered into by the Company in connection with the August 1999 Spin-off from the former parent.

ADJUSTED NET INCOME INFORMATION (IN THOUSANDS)

                                                              THIRTEEN WEEKS ENDED         THIRTY-NINE WEEKS ENDED
                                                          -----------------------------   -----------------------------
                                                          OCTOBER 28,     OCTOBER 30,     OCTOBER 28,     OCTOBER 30,
                                                              2000            1999            2000            1999
                                                          -------------   -------------   -------------   -------------

Net income                                                    $  6,378        $  4,740       $  11,441        $  7,366
     Adjusted interest expense (1)                                   -               -               -          (2,108)
     Adjusted tax benefit (2)                                        -               -               -             900
                                                          -------------   -------------   -------------   -------------
Adjusted net income                                           $  6,378        $  4,740       $  11,441        $  6,158
                                                          =============   =============   =============   =============


1) Adjusted net income includes interest expense and financing fees on approximately $52 million of average indebtedness representing debt incurred under the credit facility which was used to pay a $50 million dividend to The Limited in connection with the Spin-off.

2) The tax benefit is related to adjusted interest expense arising from the credit facility at an estimated effective tax rate of approximately 40%.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen and thirty-nine week periods ended October 28, 2000, to the comparable 1999 period:

                                                        THIRTEEN WEEKS ENDED                       THIRTY-NINE WEEKS ENDED
                                            ------------------------------------------    ------------------------------------------
                                            OCTOBER 28,      OCTOBER 30,     PERCENT      OCTOBER 28,     OCTOBER 30,     PERCENT
                                                2000             1999         CHANGE         2000             1999         CHANGE
                                            -------------    -------------   ---------    ------------    -------------   ---------

Net sales (millions)                            $  134.0         $  114.8          17 %      $  361.2         $  296.7          22%
Comparable store sales increases (1)                   1%               7%                          6%               8%

Retail sales per average square foot (2)        $     85         $     83           2 %      $    238         $    222           7%
Retail gross square feet at end of
     quarter (thousands)                           1,605            1,397          15 %

Stores with "Girl Power" format                      138               72
Percentage of stores in "Girl Power"
     format                                           35%              21%

NUMBER OF STORES:

Beginning of period                                  373              332                         352              319
     Opened                                           18               10                          41               30
     Closed                                            -                -                          (2)              (7)
                                            -------------    -------------                ------------    -------------
End of period                                        391              342                         391              342
                                            =============    =============                ============    =============



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

NET SALES

Net sales for the third quarter of 2000 increased 17% to $134.0 million from $114.8 million in 1999. The net sales increase was attributable to a 1% increase in comparable store sales, with the balance due to the net addition of 49 new stores since the end of the third quarter 1999, remodeled stores and approximately $1.5 million of incremental sales from the catalog and e-commerce sales channels.

Year-to-date net sales were $361.2 million, a 22% increase over 1999 year-to-date sales of $296.7. The increase was due to a 6% increase in comparable store sales, the net addition of 49 new stores, remodeled stores and approximately $5.2 million in sales from the catalog and e-commerce sales channels.

Within merchandise categories for both the quarter and year-to-date periods, active pants, shorts, jackets and graphic tees all showed significant sales increases as did cut and sewn casual tops, other jeanswear and most of the add-on category (principally underwear/bras and swimwear).

GROSS INCOME

Gross income, expressed as a percentage of sales, was 34.0% for the third quarter of 2000, an increase of 60 basis points from a gross income rate of 33.4% for the third quarter of 1999. This increase was a result of higher merchandise margins which were partially offset by higher catalog costs. Merchandise margins increased as a result of higher initial mark-ups that were partially offset by higher markdowns.

For the year-to-date period, the gross income rate was unchanged at 33.3% as the impact of catalog costs, which were not incurred until the third quarter of 1999, was offset by higher merchandise margins.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expense, expressed as a percentage of net sales, increased 20 basis points to 25.7% in the third quarter of 2000 from 25.5% for the same period in 1999. The increase during the quarter was due to higher catalog and home office costs. The increase in home office expenses was principally due to costs associated with replacing certain services and administrative functions previously performed and allocated by the former parent. On a year-to-date basis, general, administrative and store operating expense decreased by 110 basis points to 27.7% in 2000 from 28.8% in 1999. The decrease during the year-to-date periods was due to the leveraging of store expenses arising from higher per store productivity as well as lower cost allocations from The Limited which were partially offset by higher home office costs.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, increased to 8.3% in the third quarter of 2000 compared to 7.9% in 1999. Year-to-date operating income increased to 5.6% in 2000 compared to 4.5% in 1999. The increase in operating income for the quarter was driven by a higher gross margin rate while the increase for the year-to-date period was primarily due to the decrease, as expressed as a percentage of net sales, in general, administrative and store operating expenses.

NET INTEREST EXPENSE

Net interest expense amounted to $461,000 and $1.3 million for the quarter and year-to-date periods ending October 28, 2000, respectively. Net interest expense for the quarter and year-to-date periods in 1999 amounted to $1.1 million. Interest expense, including the amortization of financing fees, amounted to $1.2 million and $3.7 million for the quarter and year-to-date periods ending October 28, 2000, respectively. Interest expense was partially offset by interest income of $779,000 and $2.4 million for the quarter and year-to-date periods, respectively. Interest expense and interest income amounted to $1.5 million and $367,000 for the quarter and year-to-date periods ending October 30, 1999, respectively. Interest income was earned on short-term investments in commercial paper and money market instruments.

INCOME TAXES

Income tax expense amounted to $4.3 million and $7.6 million for the quarter and year-to-date periods ending October 28, 2000, respectively, compared to $3.2 million and $4.9 million for the comparable periods in 1999. We anticipate that the annual effective tax rate will remain unchanged at 40% in fiscal 2000.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities and the revolving portion of our $100 million credit facility provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash provided by operating activities amounted to $62 thousand for the thirty-nine weeks ended October 28, 2000 versus net cash provided by operating activities of $26.1 million for the same period in 1999. The decrease in net cash provided by operating activities versus the comparable period in 1999 was principally due to an increase in accounts payable and accrued expenses at October 30, 1999.

Investing activities represented capital expenditures, which were primarily for new and remodeled stores.

Financing activities principally represented proceeds from employee stock option exercises and the issuance of restricted stock.

A summary of our working capital position and capitalization follows
(thousands).

                                                         OCTOBER 28,   JANUARY 29,
                                                            2000           2000
                                                        -------------  -------------

Working capital                                            $  24,462      $  26,098
                                                        =============  =============

Capitalization:
     Long-term debt                                           50,000         50,000
     Shareholders' equity                                     57,996         45,467
                                                        -------------  -------------
Total capitalization                                       $ 107,996      $  95,467
                                                        =============  =============

Amounts authorized under revolving portion
     of credit facility                                    $  50,000      $  50,000
                                                        =============  =============


In August 1999, we entered into a five-year, $100 million collateralized Credit Facility. The Credit Facility consists of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Credit Facility's interest rates are based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement which reflect matrix pricing. The term loan is interest only until the end of the third year at which time the amortization of the outstanding principle balance will begin. The Credit Facility contains customary representations and warranties as well as certain affirmative, negative and financial covenants.

No amounts were borrowed against the $50 million revolving credit commitment during the quarter ended October 28, 2000.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $28.5 million for the thirty-nine weeks ended October 28, 2000 compared to $23.1 million for the comparable period of 1999. We anticipate spending approximately $40 to $50 million in 2000 for capital expenditures principally for the construction of approximately 58 new stores and the remodel of 10 existing stores along with $12 to $15 million for our new Home Office and Distribution Center facilities. Our store expansion and remodel program should add approximately 230,000 to 235,000 gross square feet during 2000, representing a 15% to 16% increase over year-end 1999. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (February 4, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of SFAS 133 will not have a material effect on the Company's results of operations or its financial position.

The Emerging Issues Task Force ("EITF") has issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Revenues and Costs," which will be effective in the fourth quarter of 2000, and EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," which will be effective in the second quarter of 2001. EITF No. 00-10 addresses the classification of shipping and handling revenues and costs in the consolidated statements of income and EITF No. 00-14 addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of these EITF issues will not have a material effect on the Company's results of operations or its financial position.

The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which will be effective beginning in the fourth quarter of 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has determined that adopting the provisions of this SAB will not have a material effect on the Company's results of operations or its financial position.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 6.  EXHIBITS

(a)      Exhibits

         10.1 Employment Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden

         10.2 Executive Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden

         10.3 Employment Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger

         10.4 Executive Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger

         10.5 Employment Agreement, dated as of September 15, 2000, between the Company and James C. Petty

         10.6 Executive Agreement, dated as of September 15, 2000, between the Company and James C. Petty

         10.7 Employment Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer

         10.8 Executive Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer

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

                                TOO, INC.
                                        (Registrant)

                                By /S/  KENT A. KLEEBERGER
                                   ------------------------------
                                Kent A. Kleeberger,
                                Senior Vice President - Chief Financial Officer, Secretary and Treasurer
                                (duly authorized officer and Principal
                                Financial and Accounting Officer)


 Date: December 12, 2000

                                  EXHIBIT INDEX

EXHIBIT
NO.               DOCUMENT
---               --------

10.1 Employment Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden

10.2 Executive Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden

10.3 Employment Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger

10.4 Executive Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger

10.5 Employment Agreement, dated as of September 15, 2000, between the Company and James C. Petty

10.6 Executive Agreement, dated as of September 15, 2000, between the Company and James C. Petty

10.7 Employment Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer

10.8 Executive Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer

15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

27.               Financial Data Schedule.