Form 10-K
period 2001-02-03
TOO INC
filed 2001-05-02
CIK 1085482

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  (Mark One)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Fiscal Year Ended February 3, 2001
                                ---------------

   ( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number: 1-14987
                                ---------------

                                   TOO, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                 Delaware                                   31-1333930
     -------------------------------                  ----------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)


              3885 Morse Road, Columbus, Ohio               43219
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code 614-479-3500
                                ---------------
          Securities registered pursuant to Section 12(b) of the Act:
          -----------------------------------------------------------

          Title of each class         Name of each exchange on which registered
     -----------------------------    -----------------------------------------
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

                             YES  X    NO
                                 ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---


The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 30, 2001 was $614,614,393. There were 30,869,633 shares of the Registrant's common stock outstanding at April 30, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the our annual report to shareholders for the fiscal year ended February 3, 2001 are incorporated by reference into Part I and Part II and portions of our proxy statement for the Annual Meeting of Shareholders scheduled for May 22, 2001 are incorporated by reference into Part III.


PART I

ITEM 1.   BUSINESS

The Company

Too, Inc. (hereafter referred to as "Too" or the "Company") is a rapidly growing, specialty retailer that sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting girls ages seven to fourteen years. The Company designs, sources and markets products under the proprietary "Limited Too" brand name. Prior to the August 1999 Spin-off, the Company was a wholly-owned subsidiary of The Limited, Inc. ("The Limited").

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

In 1999, the Board of Directors of The Limited approved a plan to distribute to its shareholders all of the outstanding common shares of Too, Inc. Therefore, effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too on the basis of one share of Too common stock for each seven shares of The Limited common stock (the "Spin-off"). The Spin-off resulted in 30.7 million shares of Too common stock outstanding as of August 23, 1999. As a result of the Spin-off, the Company became an independent, separately traded, public company. In connection with the Spin-off, Too and The Limited entered into various agreements which cover certain aspects of our ongoing relationship with The Limited.


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

To attract our target customers, we create an in-store atmosphere that is visually appealing and provides an enjoyable, safe and exciting shopping experience. We design our stores to provide a "theme park" destination in the mall and to encourage our customers to touch and sample our products. All of our stores contain a wide variety of merchandise for a "one-stop shopping" experience, which has been specifically designed to embody "a store for her" theme. Our stores feature colorful storefront windows, light displays, photographic sticker booths, ear piercing stations, gumball machines, and eye-catching photographs. Additionally, all stores opened or remodeled since mid-1997 are under the "Girl Power" format which further enhances the shopping experience.

Our merchandise includes:

 .    casual clothing, such as jeans and other jeanswear and bottoms, knit tops and T-shirts containing our brand name and other graphics, dresses and outerwear

 .    accessories, such as costume jewelry, hair ornaments, slippers, key chains, wallets, backpacks, purses, watches and shoes (introduced in fiscal year
     2000)

 .    lifestyle products, such as inflatable furniture, lamps, writing instruments, folders and posters

 .    personal care products under our "Girl Care" line, such as glitter cosmetics, toiletries and anti-bacterial gel

 .    add-ons, such as underwear, sleepwear and swimwear

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

We use a variety of sourcing arrangements. We purchased merchandise from approximately 286 suppliers during fiscal 2000. Historically, our largest apparel supplier has been Mast Industries, Inc., a wholly owned subsidiary of The Limited. Mast Industries supplied approximately 30% of the merchandise that we purchased in 2000. We believe that all transactions that we have entered into with Mast Industries have been on terms that would have been obtained on an arm's length basis since we treat them as if they were a third party. We were not, and will not be, obligated to source products through Mast Industries.

We source a significant amount of our merchandise from foreign factories located primarily in the "Far East". We do not have any long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Additionally, as we may enter into manufacturing contracts in advance of the selling season, we may be subject to shifts in demand for certain or all of our products. The Company's business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues.

In connection with the Spin-off, we entered into a services agreement with Limited Logistics Services (formally known as Limited Distribution Services), a wholly-owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the date of

Spin-off. Most of the merchandise and related materials for the Company's stores are shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise is received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributes merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight is charged to Too based upon actual receipts and related charges, while outbound freight is charged based on a percentage of cartons shipped.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution center so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas holiday selling periods. During fiscal year 2000, the highest inventory level approximated $69 million at the November 2000 month-end and the lowest inventory level approximated $30 million at the May 2000 month-end. Merchandise sales are predominantly paid for by cash, personal check or credit cards issued by third parties. In September 2000, the Company began issuing a private label credit card as an additional convenience to our customers.

At the end of fiscal 2000, the Company operated 406 stores in 44 states. The following table shows the number of retail stores operated by the Company over the past five fiscal years.

                                                                         Fiscal Years Ended
                                             -------------------------------------------------------------------------
                                             February 3,     January 29,     January 30,    January 31,    February 1,
                                                2001            2000            1999           1998           1997
                                             ----------      ----------      ----------     ----------     -----------
Number of stores:
  Beginning of year                                 352             319             312            308             288
  Opened                                             58              42              10              7              27
  Closed                                             (4)             (9)             (3)            (3)             (7)
                                             -------------------------------------------------------------------------
                                                    406             352             319            312             308
                                             =========================================================================

Stores remodeled                                     10              18              15              -               -

Stores in Girl Power format                         156              89              29              4               -
% in Girl Power format                               38%             25%              9%             1%              -

Total square feet at period end                   1,669           1,441           1,281          1,244           1,224
  (thousands)
Average store size at period end                  4,111           4,094           4,015          3,987           3,974
  (square feet)
Annual sales per average square              $      341      $      330      $      300     $      259     $       214
  foot


Additional information about the Company's business, including its revenues and profits for the last three years, plus gross square footage is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7.

Trademarks and Service Marks

We are the owner in the United States of trademarks and service marks used to identify our merchandise and services, other than our brand name, Limited Too. Many of these merchandise marks are registered in the United States Patent and Trademark Office. These merchandise marks are important to us, and we intend to, directly or indirectly, maintain these marks and their registrations. However, we may choose not to renew a registration of one or more of our merchandise marks if we determine that the mark is no longer important to our business.

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

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel, lifestyle and personal care products at retail, through stores, catalogs and electronic commerce ("e-commerce").


Associate Relations

On February 3, 2001, the Company employed approximately 8,500 associates (none of whom were parties to a collective bargaining agreement), approximately 6,600 of whom were part-time. In addition, temporary associates are hired during peak periods, such as "back-to-school" and the Holiday seasons.

Safe Harbor Statement and Business Risks

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Form 10-K relating to anticipated capital expenditures in 2001 for new stores and the remodeling or expansion of existing stores, and the related funding. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Risk Factors section of the Company's Form 10, filed August 18, 1999, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 2.   PROPERTIES

Our main offices are located in Columbus, Ohio. These headquarters are owned by Distribution Land Corp., a wholly owned subsidiary of The Limited, and leased to us with the lease term expiring in August 2002. We believe that our facilities are reasonably maintained and in good operating condition.

We have commenced construction on our new distribution center and home office facilities in Etna, Ohio and New Albany, Ohio, which we expect to move into during the first quarter of 2002.

As of February 3, 2001, we operated 406 stores, which are located primarily in shopping malls throughout the United States. Of these stores, 298 were leased directly from third parties -- principally shopping mall developers -- and 108 are governed by leases where the primary tenant is The Limited or an affiliate of The Limited. The leases expire at various dates between 2000 and 2012.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

Too, Inc. shares are traded on the New York Stock Exchange under the trading symbol "TOO". At March 30, 2001, the Company had approximately 22,883 shareholders of record. The Company has not paid any dividends.

Information concerning the market price of the Company's common stock for fiscal 2000 is set forth in Note 12 to the Consolidated Financial Statements on pages 48 and 49 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data is set forth under the caption "Selected Financial Data" on page 31 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 through 37 of the 2000 Annual Report and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and Subsidiaries, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Accountants are set forth on pages 38 through 50 of the 2000 Annual Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors",
" - Information Concerning the Board of Directors", "- Committees of the Board of Directors", " - Executive Officers", and " - Security Ownership of Directors and Management" on pages 4 through 7 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 22, 2001 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 31 of the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 19 through 25 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" on page 7 of the Proxy Statement and "SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS" on page 30 the Proxy Statement and is incorporated herein by reference.


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

(a) (1)   List of Financial Statements.
          ----------------------------

The following consolidated financial statements of Too, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

     . Consolidated Statements of Income for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

     .    Consolidated Balance Sheets as of February 3, 2001 and January 29,
          2000.

     . Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

     . Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

     .    Notes to Consolidated Financial Statements.

     .    Report of Management.

     .    Report of Independent Accountants.


(a) (2)   List of Financial Statement Schedules.
          --------------------------------------

All schedules required to be filed as part of this report pursuant to ITEM 14(d) are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.


(a) (3)   List of Exhibits.
          -----------------

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

     10.5 Tax Separation Agreement dated August 23, 1999 between The Limited, Inc., on behalf of itself and the members of The Limited Group, and Too, Inc., on behalf of itself and the members of the Too Group. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 1, 1999)

     10.6 Building Lease Agreement dated July 1, 1995 by and between Distribution Land Corp. and Limited Too, Inc., the predecessor company of Too, Inc. (incorporated by reference to Exhibit 10.6 to the Amended Registration Statement on Form 10 filed August 18, 1999)

     10.7 Amendment to Building Lease Agreement between Distribution Land Corp. and Too, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 1, 1999)

     10.8 Too, Inc. 1999 Incentive Compensation and Performance Plan. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed March 20, 2000)

     10.9 Too, Inc. First Amended and Restated 1999 Stock Option and Performance Incentive Plan. (incorporated by reference to Exhibit
           10.4 to the Quarterly Report on Form 10-Q filed on September 11,
           2000)

     10.10 Too, Inc. First Amended and Restated 1999 Stock Option Plan for Non-Associate Directors. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on September 11, 2000)

     10.11 Too, Inc. First Amended and Restated Savings and Retirement Plan. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 11, 2000)

     10.12 Too, Inc. First Amended and Restated Supplemental Retirement and Deferred Compensation Plan. (incorporated by reference to Exhibit
               10.2 to the Quarterly Report on Form 10-Q filed on September 11,
               2000)

     10.13 Employment Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to
               Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 14, 2000)

     10.14 Executive Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to
               Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 14, 2000)

     10.15 Employment Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger (incorporated by reference to
               Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 14, 2000)

     10.16 Executive Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger (incorporated by reference to
               Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 14, 2000)

     10.17 Employment Agreement, dated as of September 15, 2000, between the Company and James C. Petty (incorporated by reference to Exhibit
               10.5 to the Quarterly Report on Form 10-Q filed on December 14,
               2000)

     10.18 Executive Agreement, dated as of September 15, 2000, between the Company and James C. Petty (incorporated by reference to Exhibit
               10.6 to the Quarterly Report on Form 10-Q filed on December 14,
               2000)

     10.19 Employment Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes

     10.20 Executive Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes

     10.21 Employment Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer (incorporated by reference to Exhibit
               10.7 to the Quarterly Report on Form 10-Q filed on December 14,
               2000)

     10.22 Executive Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer (incorporated by reference to Exhibit
               10.8 to the Quarterly Report on Form 10-Q filed on December 14,
               2000)

     13 Excerpts from the 2000 Annual Report including "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes to Consolidated Financial Statements", "Report of Management" and "Report of Independent Accountants" on pages 31 through 50.

     21   Subsidiaries of the Registrant

     23   Consent of Independent Accountants

     24   Powers of Attorney


(b)  Reports on Form 8-K.
     --------------------

     None

(c)  Exhibits.
     ---------

     The exhibits to this report are listed in section (a) (3) of Item 14 above.

(d)  Financial Statement Schedule
     ----------------------------

     None

                                  SIGNATURES


Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 1, 2001            TOO, INC.
                             (registrant)


                             By /s/ Kent A. Kleeberger
                             --------------------------------------------------
                             Kent A. Kleeberger
                             Executive Vice President - Chief Financial Officer, Logistics and Systems
                             Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2001:

        Signature            Title
        ---------            -----

/s/ MICHAEL W. RAYDEN*       Chairman of the Board of Directors,
------------------------     President and Chief Executive Officer
Michael W. Rayden            (Principal Executive Officer)



/s/ KENT A. KLEEBERGER*      Director, Executive Vice President -
------------------------     Chief Financial Officer, Logistics and Systems,
Kent A. Kleeberger           Secretary and Treasurer
                             (Principal Financial and Accounting Officer)


/s/ NANCY J. KRAMER*         Director
------------------------
Nancy J. Kramer


/s/ DAVID A. KRINSKY*        Director
------------------------
David A. Krinsky


/s/ PHILIP E. MALLOTT*       Director
------------------------
Philip E. Mallott

/s/ JAMES U. MCNEAL*               Director
----------------------------
James U. McNeal, Ph.D.


/s/ KENNETH JAMES STROTTMAN*       Director
----------------------------
Kenneth James Strottman



* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.



                                                  By /s/ Kent A. Kleeberger
                                                  -------------------------
                                                  Kent A. Kleeberger
                                                  Attorney-in-fact

                                 EXHIBIT INDEX



Exhibit No.    Document
-----------    -----------------------------------------------------------------

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

       10.5 Tax Separation Agreement dated August 23, 1999 between The Limited, Inc., on behalf of itself and the members of The Limited Group, and Too, Inc., on behalf of itself and the members of the Too Group. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 1, 1999)

       10.6 Building Lease Agreement dated July 1, 1995 by and between Distribution Land Corp. and Limited Too, Inc., the predecessor company of Too, Inc. (incorporated by reference to Exhibit 10.6 to the Amended Registration Statement on Form 10 filed August 18,
               1999)

       10.7 Amendment to Building Lease Agreement between Distribution Land Corp. and Too, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 1, 1999)

       10.8 Too, Inc. 1999 Incentive Compensation and Performance Plan. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed March 20, 2000)

       10.9 Too, Inc. First Amended and Restated 1999 Stock Option and Performance Incentive Plan. (incorporated by reference to Exhibit
               10.4 to the Quarterly Report on Form 10-Q filed on September 11,
               2000)

      10.10 Too, Inc. First Amended and Restated 1999 Stock Option Plan for Non-Associate Directors. (incorporated by reference to Exhibit
               10.3 to the Quarterly Report on Form 10-Q filed on September 11,
               2000)

      10.11 Too, Inc. First Amended and Restated Savings and Retirement Plan. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 11, 2000)

      10.12 Too, Inc. First Amended and Restated Supplemental Retirement and Deferred Compensation Plan. (incorporated by reference to Exhibit
               10.2 to the Quarterly Report on Form 10-Q filed on September 11,
               2000)

      10.13 Employment Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to
               Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 14, 2000)

      10.14 Executive Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to
               Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 14, 2000)

      10.15 Employment Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger (incorporated by reference to
               Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 14, 2000)

      10.16 Executive Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger (incorporated by reference to
               Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 14, 2000)

      10.17 Employment Agreement, dated as of September 15, 2000, between the Company and James C. Petty (incorporated by reference to Exhibit
               10.5 to the Quarterly Report on Form 10-Q filed on December 14,
               2000)

      10.18 Executive Agreement, dated as of September 15, 2000, between the Company and James C. Petty (incorporated by reference to Exhibit
               10.6 to the Quarterly Report on Form 10-Q filed on December 14,
               2000)

      10.19 Employment Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes

      10.20 Executive Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes

      10.21 Employment Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer (incorporated by reference to Exhibit
               10.7 to the Quarterly Report on Form 10-Q filed on December 14,
               2000)

      10.22 Executive Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer (incorporated by reference to Exhibit
               10.8 to the Quarterly Report on Form 10-Q filed on December 14,
               2000)

      13 Excerpts from the 2000 Annual Report including "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes to Consolidated Financial Statements", "Report of Management" and "Report of Independent Accountants" on pages 31 through 50.

      21       Subsidiaries of the Registrant

      23       Consent of Independent Accountants

      24       Powers of Attorney