Form 10-Q
period 2001-05-05
TOO INC
filed 2001-06-14
CIK 1085482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

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

                                 Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock            Outstanding at June 11, 2001
              ------------            ----------------------------

              $.01 Par Value             30,959,400 Shares

                                   TOO, INC.

                               TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------
PART I.  Financial Information

   Item 1. Financial Statements

     Consolidated Statements of Income for the Thirteen Weeks Ended
        May 5, 2001 and April 29, 2000.................................................................      3

     Consolidated Balance Sheets
        May 5, 2001 and February 3, 2001...............................................................      4

     Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
        May 5, 2001 and April 29, 2000.................................................................      5

     Notes to Consolidated Financial Statements........................................................      6

     Report of Independent Accountants.................................................................      9

   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.......     10

PART II. Other Information

   Item 1.  Legal Proceedings..........................................................................     14

   Item 4.  Matters Submitted to a Vote of Security Holders............................................     14

   Item 6.  Exhibits and Reports on Form 8-K...........................................................     14

   Signature...........................................................................................     15

   Index to Exhibits...................................................................................     16

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   TOO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (unaudited, in thousands except per share amounts)

                                                                Thirteen Weeks Ended
                                                           ------------------------------
                                                              May 5,          April 29,
                                                               2001             2000
                                                           -------------    -------------
          Net sales                                        $     136,657    $     118,753
               Costs of goods sold, buying and
                    occupancy costs                               91,694           79,281
                                                           -------------    -------------
          Gross income                                            44,963           39,472
               General, administrative and store
                    operating expenses                            38,516           33,858
                                                           -------------    -------------
          Operating income                                         6,447            5,614
               Interest expense, net                                 132              372
                                                           -------------    -------------
          Income before income taxes                               6,315            5,242
               Provision for income taxes                          2,500            2,100
                                                           -------------    -------------
          Net income                                       $       3,815    $       3,142
                                                           =============    =============


          Earnings per share:

               Basic                                       $        0.12    $        0.10
                                                           =============    =============

               Diluted                                     $        0.12    $        0.10
                                                           =============    =============

          Weighted average common shares:

               Basic                                              30,818           30,730
                                                           =============    =============

               Diluted                                            31,686           31,738
                                                           =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   TOO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                May 5,        February 3,
                                                                                 2001            2001
                                                                             ------------     -----------
                                                                              (unaudited)
                                   ASSETS
Current assets:
     Cash and equivalents                                                    $     50,525     $    54,788
     Receivables                                                                    3,404           2,422
     Inventories                                                                   39,118          45,715
     Store supplies                                                                 9,004           9,050
     Deferred income taxes                                                          2,978           2,898
     Other                                                                          1,046           1,408
                                                                             ------------     -----------
Total current assets                                                              106,075         116,281

Property and equipment, net                                                        83,817          81,184
Deferred income taxes                                                              10,562          10,321
Other assets                                                                        1,258           1,325
                                                                             ------------     -----------

Total assets                                                                 $    201,712     $   209,111
                                                                             ============     ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $     14,582     $    24,213
     Accrued expenses                                                              40,000          37,703
     Income taxes payable                                                           7,298          13,603
                                                                             ------------     -----------
Total current liabilities                                                          61,880          75,519

Long-term debt                                                                     50,000          50,000
Other long-term liabilities                                                         4,366           3,881

Commitments and contingencies

                    SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares authorized                                           -               -
Common stock, $.01 par value, 100 million shares authorized,
     30.9 million and 30.8 million issued and outstanding,
     respectively                                                                     309             308
Paid in capital                                                                    28,347          26,408
Retained earnings                                                                  56,810          52,995
                                                                             ------------     -----------
Total shareholders' equity                                                         85,466          79,711
                                                                             ------------     -----------

Total liabilities and shareholders' equity                                   $    201,712     $   209,111
                                                                             ============     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   TOO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                      Thirteen Weeks Ended
                                                                   --------------------------
                                                                      May 5,       April 29,
                                                                       2001           2000
                                                                   -----------    -----------
Cash flows from operating activities:
               Net income                                          $     3,815    $     3,142

Impact of other operating activities on cash flows:
               Depreciation and amortization                             4,482          4,258

               Changes in assets and liabilities:
                    Inventories                                          6,597          3,401
                    Accounts payable and accrued expenses               (6,503)       (12,495)
                    Income taxes                                        (6,501)        (2,462)
                    Other assets                                          (243)          (661)
                    Other liabilities                                      485            430
                                                                   -----------    -----------
                    Net cash provided by (used for) operating
                    activities                                           2,132         (4,387)
                                                                   -----------    -----------

Investing activities:
               Capital expenditures                                     (8,210)        (7,502)
                                                                   -----------    -----------

                    Net cash used for investing activities              (8,210)        (7,502)
                                                                   -----------    -----------
Financing activities:
               Stock options, restricted stock and other equity
               changes                                                   1,815            215
                                                                   -----------    -----------

                    Net cash provided by financing activities            1,815            215
                                                                   -----------    -----------

               Net decrease in cash and equivalents                     (4,263)       (11,674)

Cash and equivalents, beginning of period                               54,788         59,984
                                                                   -----------    -----------

                    Cash and equivalents, end of period            $    50,525    $    48,310
                                                                   ===========    ===========

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

     The accompanying unaudited interim consolidated financial statements as of May 5, 2001 and for the thirteen-week periods ended May 5, 2001 and April 29, 2000, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of May 5, 2001, and for the thirteen weeks ended May 5, 2001, and April 29, 2000 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.


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

     The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                         Thirteen Weeks Ended
                                                       ------------------------
                                                         May 5,       April 29,
                                                          2001          2000
                                                       ----------    ----------

     Net income                                        $    3,815    $    3,142
                                                       ==========    ==========


     Weighted average common shares - basic                30,818        30,730
     Dilutive effect of stock options
          and restricted stock                                868         1,008
                                                       ----------    ----------
     Weighted average common shares - diluted              31,686        31,738
                                                       ==========    ==========

     Options to purchase 158,000 common shares were not included in the computation of net income per diluted share for the thirteen week period ended May 5, 2001, as the options' exercise price was greater than the average market price of the common shares. No options to purchase common shares were excluded from the computation of net income per share for the thirteen week period ended April 29, 2000.


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


4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):


                                                          May 5,    February 3,
                                                           2001        2001
                                                         --------   -----------

     Property and equipment, at cost                     $154,999   $   147,742
     Less accumulated depreciation and amortization       (71,182)      (66,558)
                                                         --------   -----------

     Property and equipment, net                         $ 83,817   $    81,184
                                                         ========   ===========


5.   RELATIONSHIP WITH THE LIMITED

     In connection with the Spin-off, the Company entered into a service agreement with Limited Logistics Services (formerly known as Limited Distribution Services), a wholly owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the August 23, 1999 Spin-off. Most of the merchandise and related materials for the Company's stores are shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise is received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributes merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight is charged to Too based upon actual receipts and related charges, while outbound freight is charged based on a percentage of cartons shipped.

     Our main offices are owned by Distribution Land Corp., a wholly owned subsidiary of the Limited, and leased to us with a lease term expiring in August 2002.

     Our largest apparel supplier has been Mast Industries, Inc., a wholly owned subsidiary of The Limited. Mast Industries supplied approximately 30% of the apparel that we purchased in 2000. We believe that all transactions that we have entered into with Mast Industries have been on terms that would have been obtained on an arm's length basis since we treat them as if they were a third party. We were not, and will not be, obligated to continue to source products through Mast Industries.

     Amounts payable to The Limited, including merchandise payables to Mast Industries, approximated $6 million at May 5, 2001.

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

     The $50 million revolving loan commitment is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the Credit Facility is based on matrix pricing applied to either the London Interbank Offered Rate or Prime, as defined in the agreement. Payments of principal under the term loan are due at various dates from July 2002 to August 2004. A commitment fee based on matrix pricing is charged on the unused portion of the revolving loan commitment. The commitment fee is up to 1/2 of 1% of the unused revolving credit commitment per annum. Under the terms of the Credit Facility, the Company is required to comply with certain covenants including financial ratios. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends. The Company is in compliance with all applicable terms of the Credit Facility. As of May 5, 2001, there were no amounts outstanding under the revolving portion of the Credit Facility.

     Interest expense, including the amortization of financing fees, amounted to $1,052,000 for the quarter ending May 5, 2001. Interest expense was partially offset by interest income of $920,000 for the quarter. Interest expense and interest income amounted to $1,234,000 and $862,000, respectively, for the quarter ending April 29, 2000.


7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended and clarified by SFAS No. 138, was adopted by the Company in the first quarter of 2001. SFAS No. 133 requires that derivative instruments be recorded at fair value and that changes in their fair value be recognized in current earnings unless specific hedging criteria are met. Because the Company's use of derivatives is limited, the adoption of SFAS No. 133 did not have a significant effect on the Company's results of operations or its financial position.

     EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the second quarter of 2001 and addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of this EITF Issue will not have a material impact on its consolidated financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Too, Inc.:


We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of May 5, 2001, and the related consolidated statements of income and cash flows for each of the thirteen-week periods ended May 5, 2001 and April 29, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 3, 2001, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 21, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of May 5, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
May 22, 2001

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the thirteen weeks ended May 5, 2001 were $136.7 million, an increase of 15% from $118.8 million for the comparable period of 2000. Gross income increased 14% to $45.0 million from $39.5 million in 2000 and operating income rose 15% to $6.4 million from $5.6 million in 2000. Net income increased 21% to $3.8 million from $3.1 million in 2000. Diluted earnings per share increased to $.12, a 20% increase, versus diluted earnings per share of $.10 in 2000.



FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen week period ended May 5, 2001, to the comparable 2000 period:

                                                       Thirteen Weeks Ended
                                               -------------------------------------------------------
                                                    May 5,              April 29,            Percent
                                                    2001                  2000                Change
                                               -------------         -------------         -----------
Net sales (millions)                             $     136.7            $    118.8                  15%

Comparable store sales (decrease)
increase/(1)/                                             (2)%                  10%

Retail sales per average square foot/(2)/        $        80            $       81                  (1)%

Retail gross square feet at end of
     quarter (thousands)                               1,693                 1,472                  15 %

Stores with "Girl Power" format                          164                   100

Percentage of stores in "Girl Power"
     Format                                               40 %                  28%

Number of Stores:
-----------------

Beginning of period                                      406                   352
     Opened                                                8                     9
     Closed                                               (1)                   (2)
                                                 -----------            ----------
End of period                                            413                   359
                                                 ===========            ==========

/(1)/ A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that are expanded more than 20% in square feet are treated as new stores for purposes of this calculation. Fiscal 2001 comparable store sales are reported on a calendar-shifted basis.

/(2)/ Retail sales per average square foot is the result of dividing net sales for the fiscal quarter by average gross square feet, which reflects the impact of opening and closing stores throughout the quarter.

Net Sales

Net sales for the first quarter of 2001 increased 15% to $136.7 million from $118.8 million in 2000. Comparable store sales decreased 2% for the first quarter 2001 compared to a 10% increase during first quarter 2000. Net sales benefited from a 15% increase in square footage growth over last year.

By merchandise category, significant sales increases were seen in the cut and sewn, casual tops, active and casual pants (particularly pedals) and innerwear (principally derived from cami bras).

Gross Income

Gross income, expressed as a percentage of net sales, was 32.9% for the first quarter of 2001, a decrease of 30 basis points from a gross income rate of 33.2% for the first quarter of 2000. This rate decrease was the result of higher catalog costs associated with increased circulation, which was partially offset by higher merchandise margins. The increase in merchandise margin was due to higher initial mark-ups, which were partially offset by higher markdowns.

General, Administrative and Store Operating Expenses

General, administrative and store operating expense, expressed as a percentage of net sales, decreased 30 basis points to 28.2% in the first quarter of 2001 from 28.5% for the same period in 2000. The decrease during the quarter was due to lower home office expenses and the ability to control store operating expenses.

Operating Income

Operating income, expressed as a percentage of net sales, was 4.7% in the first quarter of 2001 unchanged from the first quarter of 2000.

Net Interest Expense

Net interest expense amounted to $132,000 for the quarter ending May 5, 2001. Net interest expense for the quarter ending April 29, 2000 amounted to $372,000. Interest expense, including the amortization of financing fees, amounted to
$1,052,000 for the quarter ending May 5, 2001.   Interest expense was partially
offset by interest income of $920,000 for the quarter. Interest expense and interest income amounted to $1,234,000 and $862,000, respectively, for the quarter ending April 29, 2000. Interest income was earned on short-term investments in commercial paper and money market instruments.

Income Taxes

Income tax expense amounted to $2.5 million for the quarter ending May 5, 2001, compared to $2.1 million the comparable quarter in 2000. We anticipate that the annual effective tax rate will remain unchanged at 40% in fiscal 2001.

FINANCIAL CONDITION


Liquidity and Capital Resources

Cash provided from operating activities and the revolving portion of our $100 million credit facility provide the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash provided by operating activities amounted to $2.1 million for the quarter ending May 5, 2001 versus net cash used by operating activities of $4.4 million for the same period in 2000. The increase in net cash provided by operating activities versus the comparable period in 2000 was principally due to higher inventory level reductions, lower reductions of accounts payable and accrued expenses and higher net income, as adjusted, for depreciation and amortization.

Investing activities represented capital expenditures, which were primarily for new and remodeled stores, as well as progress billings on the construction of our new home office and distribution center.

Financing activities principally represented proceeds from employee stock option exercises and the issuance of restricted stock.

A summary of our working capital position and capitalization follows
(thousands).

                                                   May 5,         February 3,
                                                    2001              2001
                                                 ----------       -----------
Working capital                                  $   44,195       $    40,762
                                                 ==========       ===========

Capitalization:
    Long-term debt                                   50,000            50,000
    Shareholders' equity                             85,466            79,711
                                                 ----------       -----------
Total capitalization                             $  135,466       $   129,711
                                                 ==========       ===========

Amounts authorized under revolving portion
    of credit facility                           $   50,000       $    50,000
                                                 ==========       ===========


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

No amounts were borrowed against the $50 million revolving credit commitment during the quarter ended May 5, 2001.

Capital Expenditures

Capital expenditures totaled $8.2 million for the quarter ended May 5, 2001 compared to $7.5 million for the comparable period of 2000. 2001 capital expenditures were $4.0 million for new and remodeled stores, $3.6 million for the new distribution center, $0.6 million for the new home office and other items. We anticipate spending approximately $70 million in 2001 for capital expenditures including the construction of approximately 55 new stores, the remodel of 6 existing stores and 7 new stores for our new concept, mishmash along with $48 to $51 million for our new Home Office and Distribution Center facilities. Our store expansion and remodel program should add approximately 206,000 to 211,000 gross square feet during 2001, representing a 12% to 13% increase over year-end 2000. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended and clarified by SFAS No. 138, was adopted by the Company in the first quarter of 2001. SFAS No. 133 requires that derivative instruments be recorded at fair value and that changes in their fair value be recognized in current earnings unless specific hedging criteria are met. Because the Company's use of derivatives is limited, the adoption of SFAS No. 133 did not have a significant effect on the Company's results of operations or its financial position.

EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the second quarter of 2001 and addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of this EITF Issue will not have a material impact on its consolidated financial statements.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Management's Discussion and Analysis or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Management's Discussion and Analysis relating to anticipated capital expenditures in 2001 for new stores and the remodeling or expansion of existing stores, and the related funding. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Management's Discussion and Analysis or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Risk Factors section of the Company's Form 10, filed August 18, 1999, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict.
The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 4. Matters Submitted to a Vote of Security Holders

        The 2001 annual meeting of shareholders was held on Tuesday, May 22, 2001, at 9:00 a.m. Eastern Time at our corporate offices, located at 3885 Morse Road, Columbus, Ohio.

        The results of voting of all items submitted to shareholders is summarized below:

      ELECTION OF DIRECTORS                  FOR              AGAINST              WITHHELD            RESULTS
----------------------------------     --------------     --------------     ------------------   ----------------
David A. Krinsky                           27,628,135                  -                 44,063           Approved
Kenneth J. Strottman                       27,503,953                  -                168,245           Approved

                                             FOR              AGAINST            ABSTAINED            NON-VOTE            RESULTS
                                       --------------     --------------     ------------------   ----------------     -------------
Approval of Amendment to Stock
  Option and Performance
  Incentive Plan                           21,289,266          3,867,147                 15,497          2,500,288          Approved

Approval of Amendment to the
   Stock Plan for Non-Associate
   Directors                               22,399,323          2,750,174                 22,413          2,500,288          Approved

Item 6. Exhibits

(a)     Exhibits

        10.23 Too, Inc. Second Amended and Restated 1999 Stock Option and Performance Incentive Plan.

        10.24 Too, Inc. Second Amended and Restated 1999 Stock Plan for Non-Associate Directors.

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

                             TOO, INC.
                                  (Registrant)

                             By /S/  Kent A. Kleeberger
                                -----------------------
                             Kent A. Kleeberger,
                             Executive Vice President - Chief Financial Officer, Logistics and Systems
                             Secretary and Treasurer
                             (duly authorized officer and Principal Financial and Accounting Officer)


Date: June 14, 2001

                                 EXHIBIT INDEX


Exhibit
No.            Document
---            --------

10.23 Too, Inc. Second Amended and Restated 1999 Stock Option and Performance Incentive Plan

10.24 Too, Inc. Second Amended and Restated 1999 Stock Plan for Non-Associate Directors.

15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.