Form 10-Q
period 2001-08-04
TOO INC
filed 2001-09-14
CIK 1085482

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

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

                                 Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock           Outstanding at September 13, 2001
              ------------           ---------------------------------

              $.01 Par Value             31,041,877 Shares

                                   TOO, INC.

                               TABLE OF CONTENTS

                                                                                                                            Page No.
                                                                                                                            --------
PART I.  Financial Information

Item 1. Financial Statements

   Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks Ended
      August 4, 2001 and July 29, 2000........................................................................................     3

   Consolidated Balance Sheets
      August 4, 2001 and February 3, 2001.....................................................................................     4

   Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
      August 4, 2001 and July 29, 2000........................................................................................     5

   Notes to Consolidated Financial Statements.................................................................................     6

   Report of Independent Accountants..........................................................................................    10

 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition................................    11

PART II. Other Information

 Item 1.  Legal Proceedings...................................................................................................    15

 Item 4.  Matters Submitted to a Vote of Security Holders.....................................................................    15

 Item 6.  Exhibits and Reports on Form 8-K....................................................................................    15

 Signature....................................................................................................................    16

 Index to Exhibits............................................................................................................    17


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   TOO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)


                                                             Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                                                  ----------------------------------------  -----------------------------------
                                                        August 4,            July 29,             August 4,          July 29,
                                                          2001                 2000                 2001               2000
                                                  ------------------  --------------------  -----------------  ----------------
Net sales                                                  $125,468         $108,315             $262,125          $227,068
     Costs of goods sold, buying and
          occupancy costs                                    84,494           73,584              176,188           152,865
                                                  -----------------   --------------  -------------------      ------------
Gross income                                                 40,974           34,731               85,937            74,203
     General, administrative and store
          operating expenses                                 35,720           31,133               74,236            64,991
                                                  -----------------   --------------  -------------------      ------------
Operating income                                              5,254            3,598               11,701             9,212
     Interest expense, net                                      377              477                  509               849
                                                  -----------------   --------------  -------------------      ------------
Income before income taxes                                    4,877            3,121               11,192             8,363
     Provision for income taxes                               2,000            1,200                4,500             3,300
                                                  -----------------   --------------  -------------------      ------------
Net income                                                 $  2,877         $  1,921             $  6,692          $  5,063
                                                  =================   ==============  ===================      ============


Earnings per share:

     Basic                                                 $   0.09         $   0.06             $   0.22          $   0.16
                                                  =================   ==============    =================      ============

     Diluted                                               $   0.09         $   0.06             $   0.21          $   0.16
                                                  =================   ==============    =================      ============

Weighted average common shares:

     Basic                                                   30,938           30,736               30,878            30,733
                                                  =================   ==============    =================      ============

     Diluted                                                 32,006           31,818               31,803            31,778
                                                  =================   ==============    =================      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   TOO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                       August 4,                 February 3,
                                                                          2001                      2001
                                                                     -------------              -------------
                                                                     (unaudited)
                              ASSETS
Current Assets:
     Cash and equivalents                                              $    40,343                $    54,788
     Receivables                                                             3,278                      2,422
     Inventories                                                            51,877                     45,715
     Store supplies                                                          9,254                      9,050
     Deferred income taxes                                                   2,978                      2,898
     Other                                                                     825                      1,408
                                                                     -------------              -------------
Total current assets                                                       108,555                    116,281
Property and equipment, net                                                 95,030                     81,184
Deferred income taxes                                                       11,174                     10,321
Other assets                                                                   999                      1,325
                                                                     -------------              -------------
TOTAL ASSETS                                                           $   215,758                $   209,111
                                                                     =============              =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion long-term debt                                    $    10,000                $         -
     Accounts payable                                                       29,715                     24,213
     Accrued expenses                                                       34,437                     37,703
     Income taxes payable                                                    6,818                     13,603
                                                                     -------------              -------------
Total current liabilities                                                   80,970                     75,519

Long-term debt                                                              40,000                     50,000
Other long-term liabilities                                                  4,683                      3,881

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares authorized                                    -                          -
Common stock, $.01 par value, 100 million shares
     authorized, 31.0 million and 30.8 million issued and
     outstanding, respectively                                                 310                        308
Paid in capital                                                             30,108                     26,408
Retained earnings                                                           59,687                     52,995
                                                                     -------------              -------------
Total shareholders' equity                                                  90,105                     79,711
                                                                     -------------              -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   215,758                $   209,111
                                                                     =============              =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                   TOO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                  Twenty-Six Weeks Ended
                                                                              ------------------------------
                                                                                 August 4,       July 29,
                                                                                    2001            2000
                                                                              --------------   -------------
Cash flows from operating activities:
      Net income                                                              $        6,692   $       5,063

Impact of other operating activities on cash flows:
      Depreciation and amortization                                                    8,852           8,507

      Changes in assets and liabilities:
           Inventories                                                                (6,162)        (12,765)
           Accounts payable and accrued expenses                                       2,937          (4,568)
           Income taxes                                                               (7,317)         (4,547)
           Other assets                                                                    2          (4,151)
           Other liabilities                                                             802             625
                                                                              --------------   -------------

           Net cash provided by (used for) operating activities                        5,806         (11,836)
                                                                              --------------   -------------
Investing activities:
      Capital expenditures                                                           (23,552)        (17,086)
                                                                              --------------   -------------

           Net cash used for investing activities                                    (23,552)        (17,086)
                                                                              --------------   -------------

Financing activities:
      Stock options, restricted stock and other equity changes                         3,301             787
                                                                              --------------   -------------

           Net cash provided by financing activities                                   3,301             787
                                                                              --------------   -------------

      Net decrease in cash and equivalents                                           (14,445)        (28,135)

Cash and equivalents, beginning of period                                             54,788          59,984
                                                                              --------------   -------------

           Cash and equivalents, end of period                                $       40,343   $      31,849
                                                                              ==============   =============

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

     The accompanying unaudited interim consolidated financial statements as of August 4, 2001 and for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of August 4, 2001, and for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

2.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method.

     The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                     Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                                            ------------------------------------     ---------------------------------------
                                                 August 4,          July 29,             August 4,            July 29,
                                                   2001               2000                 2001                 2000
                                            ----------------    ----------------     ----------------    -------------------
Net income                                     $       2,877      $        1,921       $        6,692       $          5,063
                                            ================    ================     ================    ===================

Weighted average common shares - basic                30,938              30,736               30,878                 30,733
Dilutive effect of stock options
     and restricted stock                              1,068               1,082                  925                  1,045
                                            ----------------    ----------------     ----------------    -------------------
Weighted average common shares - diluted              32,006              31,818               31,803                 31,778
                                            ================    ================     ================    ===================

     Due to the options' price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. In Fiscal 2001, options to purchase 185,000 and 215,000 common shares, were not included in the computation of net income per diluted share for the thirteen and twenty-six week periods ended August 4, 2001, respectively. In Fiscal 2000, options to purchase 124,000 common shares, were not included in the computation of net income per diluted share for both the thirteen and twenty-six week periods ended July 29, 2000.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, at cost, consisted of (in thousands):

                                                                   August 4,          February 3,
                                                                     2001                2001
                                                                ---------------    ---------------
           Land                                                 $         7,691    $         7,691
           Furniture, fixtures and equipment                             97,816             93,880
           Leasehold improvements                                        41,644             42,528
           Construction-in-progress                                      21,487              3,643
                                                                ---------------    ---------------
           Total                                                        168,638            147,742

           Less: accumulated depreciation and amortization              (73,608)           (66,558)
                                                                ---------------    ---------------

           Property and equipment, net                          $        95,030    $      $ 81,184
                                                                ===============    ===============

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

     Our main office is owned by Distribution Land Corp., a wholly owned subsidiary of the Limited, and leased to us with a lease term expiring in August 2002.

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

     Amounts payable to The Limited, including merchandise payables to Mast Industries, approximated $12.5 million at August 4, 2001.

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

     The $50 million revolving loan commitment is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the Credit Facility is based on matrix pricing applied to either the London Interbank Offered Rate or Prime, as defined in the agreement. Payments of principal under the term loan are due at various dates from July 2002 to August 2004. A commitment fee based on matrix pricing is charged on the unused portion of the revolving loan commitment. The commitment fee is up to 1/2 of 1% of the unused revolving credit commitment per annum. Under the terms of the Credit Facility, the Company is required to comply with certain covenants including financial ratios. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends. The Company is in compliance with all applicable terms of the Credit Facility. As of August 4, 2001, there were no amounts outstanding under the revolving portion of the Credit Facility.

     Current maturities of long-term debt for each of the next three fiscal years are $17.5 million in 2002, $20.0 million in 2003, and $12.5 million in 2004.

     Interest expense, including the amortization of financing fees, amounted to $1,015,000 for the quarter ending August 4, 2001. Interest expense was partially offset by interest income of $638,000 for the quarter. Interest expense and interest income amounted to $1,245,000 and $768,000, respectively, for the quarter ending July 29, 2000. For the twenty-six periods ended August 4, 2001 and July 29, 2000, interest expense amounted to $2,067,000 and $2,479,000 and interest income amounted to $1,558,000 and $1,630,000, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of August 4, 2001, and the related consolidated statements of income for each of the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 and the consolidated statements of cash flows for the twenty-six week periods ended August 4, 2001 and July 29, 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 3, 2001, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 21, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of February 3, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
August 15, 2001

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the thirteen weeks ended August 4, 2001 were $125.5 million, an increase of 16% from $108.3 million for the comparable period of 2000. Gross income increased 18% to $41.0 million from $34.7 million in 2000 and operating income rose 47% to $5.3 million from $3.6 million in 2000. Net income increased 52% to $2.9 million from $1.9 million in 2000. Diluted earnings per share increased to $.09, a 50% increase, versus diluted earnings per share of $.06 in 2000.

Net sales for the twenty-six weeks ended August 4, 2001 were $262.1 million, an increase of 15% from $227.1 million for the comparable period of 2000. Gross income increased 16% to $85.9 million from $74.2 million in 2000 and operating income rose 27% to $11.7 million from $9.2 million in 2000. Net income increased 31% to $6.7 million from $5.1 million in 2000. Diluted earnings per share increased to $.21, a 31% increase, versus diluted earnings per share of $.16 in 2000.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen and twenty-six week periods ended August 4, 2001, to the comparable 2000 period:

                                                 Thirteen Weeks Ended                         Twenty-Six Weeks Ended
                                     ------------------------------------------     ----------------------------------------
                                         August 4,      July 29,      Percent           August 4,     July 29,      Percent
                                           2001           2000         Change             2001          2000        Change
                                     ------------------------------------------     ----------------------------------------
Net sales (millions)                         $125.5        $108.3       16%                 $262.1       $227.1           15%

Comparable store sales performance/(1)/           0%            9%                              -1%          10%


Retail sales per average square foot/(2)/    $   73        $   71        3%                 $  155       $  153            1%

Retail gross square feet at end of
     quarter (thousands)                      1,725         1,529       13%

Stores with "Girl Power" format                 176           116
Percentage of stores in "Girl Power"
     format                                      42%           31%

Number of Stores:
----------------

Beginning of period                             413           359                              406          352
     Opened                                       9            14                               17           23
     Closed                                       -             -                               (1)          (2)
                                     ----------------------------                   ---------------------------
End of period                                   422           373                              422          373
                                     ============================                   ===========================



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

Net Sales

Net sales for the second quarter of 2001 increased 16% to $125.5 million from $108.3 million in 2000. Comparable store sales were flat at 0% for the second quarter 2001 compared to a 9% increase during second quarter 2000. Net sales benefited from a 13% increase in square footage growth over last year and a nearly $1 million increase in net sales coming through the catalog and web channels.

Merchandise categories displaying solid sales increases were cut-and-sewn casual tops, active shorts and add-on, driven primarily by cami bras, footwear, and lifestyle products. Personal care and the ready-to-wear categories continued to struggle.

Gross Income

Gross income, expressed as a percentage of net sales, was 32.7% for the second quarter of 2001, an increase of 60 basis points from a gross income rate of 32.1% for the second quarter of 2000. This rate increase was due to higher merchandise margin. The increase in merchandise margin was due to higher initial mark-ups, and a lower markdown rate. These increases more than offset an increase in catalog costs, which are included in buying and occupancy costs.

For the year-to-date period, the gross income rate increased 10 basis points to 32.8% from 32.7% in 2000. Higher initial mark-ups more than offset an increase in the markdown rate and increased catalog costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expense, expressed as a percentage of net sales, decreased 20 basis points to 28.5% in the second quarter of 2001 from 28.7% for the same period in 2000. On a year-to-date basis general, administrative and store operating expense decreased by 30 basis points to 28.3% in 2001 from 28.6% in 2000. The decrease during the quarter and year-to-date periods was due to lower home office expenses and lower distribution center costs, expressed as a percentage of net sales, which were partially offset by slightly higher store operating and marketing expenses.

Operating Income

Operating income, expressed as a percentage of net sales, was 4.2 % in the second quarter of 2001 from 3.3% for the same period in 2000, resulting in a 90 basis point increase. Year-to-date operating income increased to 4.5% in 2001 compared to 4.1% in 2000. The increase in operating income, expressed as a percentage of net sales, for both the quarter and year-to-date periods was due to higher merchandise margins and lower home office and distribution center expenses, expressed as a percentage of net sales.

Net Interest Expense

Net interest expense amounted to $377,000 and $509,000 for the quarter and year-to-date periods ending August 4, 2001, respectively. Net interest expense in the comparable periods in 2000 amounted to $477,000 and $849,000, respectively. Interest expense, including the amortization of financing fees, amounted to $1,015,000 and $2,067,000 for the quarter and year-to-date periods ending August 4, 2001, respectively. Interest expense was partially offset by interest income of $638,000 and $1,558,000 for the quarter and year-to-date periods, respectively. Interest income was earned on money market instruments.

Income Taxes

Income tax expense, provided at an approximate rate of 40%, amounted to $2.0 million and $4.5 million for the quarter ending and year-to-date periods ending August 4, 2001, respectively, compared to $1.2 million and $3.3 million for the comparable periods ending July 29, 2000. We anticipate that the annual effective tax rate will remain unchanged for the balance of fiscal 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities provides the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash provided by operating activities amounted to $5.8 million for the twenty-six weeks ending August 4, 2001 versus net cash used by operating activities of $11.8 million for the same period in 2000. The increase in net cash provided by operating activities versus the comparable period in 2000 was due to an increase in net income, a smaller increase in year-on-year inventories, including improved leveraging of accounts payable, and a year-on-year reduction of accounts receivable.

Investing activities represented capital expenditures, which were primarily for new and remodeled stores, as well as progress payments on the construction of our new home office and distribution center.

Financing activities principally represented proceeds from employee stock option exercises and the issuance of restricted stock.

A summary of our working capital position and capitalization follows
(thousands).

                                               August 4,       February 3,
                                                 2001             2001
                                            --------------   --------------
Working capital                               $     27,585     $     40,762
                                            ==============   ==============

Capitalization:
    Long-term debt                                  40,000           50,000
    Shareholders' equity                            90,105           79,711
                                            --------------   --------------
Total capitalization                          $    130,105     $    129,711
                                            ==============   ==============

Amounts authorized under revolving portion
    of credit facility                        $     50,000     $     50,000
                                            ==============   ==============

In August 1999, we entered into a five-year, $100 million collateralized Credit Facility. The Credit Facility consists of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Credit Facility's interest rates, which reflect matrix pricing, are based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan is interest only until the end of the third year at which time the amortization of the outstanding principle balance will begin. The decrease in long-term debt is due to the classification of a $10 million payment due in July 2002 as a current liability. The Credit Facility contains customary representations and warranties as well as certain affirmative, negative and financial covenants.

No amounts were borrowed against the $50 million revolving credit commitment during the twenty-six weeks ended August 4, 2001.

Capital Expenditures

Capital expenditures totaled $23.6 million for the twenty-six weeks ended August 4, 2001 compared to $17.1 million for the comparable period of 2000. 2001 capital expenditures were $9.0 million for new and remodeled stores, $11.4 million for the new distribution center and $3.2 million for the new home office and other items. We anticipate spending approximately $70 to $72 million in 2001 for capital expenditures including the construction of approximately 55 new stores, the remodel of 6 existing stores and 7 stores for our new concept, mishmash, along with $48 to $51 million for our new Home Office and Distribution Center facilities. Our store expansion and remodel program should add approximately 220,000 to 236,000 gross square feet during 2001, representing a 13% to 14% increase over year-end 2000. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Recently Issued Accounting Pronouncements

EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the first quarter of 2002 and addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of this EITF Issue will not have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations will be effective in the first quarter of 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of the lease terms are minimal, the Company believes that when the statement is adopted, it will not have a significant effect on the Company's results of operations or its financial position.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Management's Discussion and Analysis or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Management's Discussion and Analysis relating to anticipated capital expenditures in 2001 for new stores and the remodeling or expansion of existing stores, and the related funding. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Management's Discussion and Analysis or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Risk Factors section of the Company's Form 10, filed August 18, 1999, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable.

Item 4.   Matters Submitted to a Vote of Security Holders

Not applicable.

Item 6.   Exhibits

(a)       Exhibits

          15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

(b)       Reports on Form 8-K

          On August 14, 2001, the Company filed a current report on Form 8-K that reported the Board's adoption of the Rights Agreement (also known as a stockholders rights plan) contained therein.

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


Date: September 14, 2001

                                 EXHIBIT INDEX


Exhibit
No.         Document
---         ---------

15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.