Form 10-Q
period 2001-11-03
TOO INC
filed 2001-12-14
CIK 1085482

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001

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
                                 Yes X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock           Outstanding at December 13, 2001
              ------------           --------------------------------

             $.01 Par Value                 31,328,173 Shares

                                   TOO, INC.

                               TABLE OF CONTENTS

                                                                                                                    Page No.
                                                                                                                    --------
PART I.  Financial Information

  Item 1. Financial Statements

   Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks Ended
      November 3, 2001 and October 28, 2000......................................................................         3

   Consolidated Balance Sheets
      November 3, 2001 and February 3, 2001......................................................................         4

   Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
      November 3, 2001 and October 28, 2000......................................................................         5

   Notes to Consolidated Financial Statements....................................................................         6

   Report of Independent Accountants.............................................................................        10

  Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition.................        11

PART II.   Other Information

  Item 1.  Legal Proceedings.....................................................................................        15

  Item 4.  Matters Submitted to a Vote of Security Holders.......................................................        15

  Item 6.  Exhibits and Reports on Form 8-K......................................................................        15

  Signature......................................................................................................        16

  Index to Exhibits..............................................................................................        17

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   TOO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (unaudited, in thousands except per share amounts)

                                                              Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                                                       ----------------------------------      ----------------------------------
                                                        November 3,           October 28,       November 3,           October 28,
                                                           2001                  2000              2001                  2000
                                                       ------------          ------------      ------------          ------------
Net sales                                              $   148,763           $   133,829       $   410,888           $  360,897
     Costs of goods sold, buying and
          occupancy costs                                   97,381                88,572           273,569              241,437
                                                       -----------           -----------       -----------           ----------
Gross income                                                51,382                45,257           137,319              119,460
     General, administrative and store
          operating expenses                                37,968                34,118           112,204               99,109
                                                       -----------           -----------       -----------           ----------
Operating income                                            13,414                11,139            25,115               20,351
     Interest expense, net                                      74                   461               583                1,310
                                                       -----------           -----------       -----------           ----------
Income before income taxes                                  13,340                10,678            24,532               19,041
     Provision for income taxes                              5,300                 4,300             9,800                7,600
                                                       -----------           -----------       -----------           ----------
Net income                                             $     8,040           $     6,378       $    14,732           $   11,441
                                                       ===========           ===========       ===========           ==========

Earnings per share:

     Basic                                             $      0.26           $      0.21       $      0.48           $     0.37
                                                       ===========           ===========       ===========           ==========

     Diluted                                           $      0.25           $      0.20       $      0.46           $     0.36
                                                       ===========           ===========       ===========           ==========

Weighted average common shares:

     Basic                                                  31,042                30,741            30,931               30,736
                                                       ===========           ===========       ===========           ==========

     Diluted                                                32,131                31,797            31,882               31,774
                                                       ===========           ===========       ===========           ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   TOO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                     November 3,      February 3,
                                                                        2001              2001
                                                                     -----------      -----------
                                                                     (unaudited)
                              ASSETS
Current Assets:
     Cash and equivalents                                            $    24,036      $    54,788
     Receivables                                                           6,748            2,422
     Inventories                                                          58,583           45,715
     Store supplies                                                       10,206            9,050
     Deferred income taxes                                                 3,475            2,898
     Other                                                                 2,035            1,408
                                                                     -----------      -----------
Total current assets                                                     105,083          116,281
Property and equipment, net                                              118,529           81,184
Deferred income taxes                                                      8,394           10,321
Other assets                                                               1,071            1,325
                                                                     -----------      -----------
TOTAL ASSETS                                                         $   233,077      $   209,111
                                                                     ===========      ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Current portion long-term debt                                  $    13,750      $         -
     Accounts payable                                                     28,469           24,213
     Accrued expenses                                                     40,626           37,703
     Income taxes payable                                                  9,603           13,603
                                                                     -----------      -----------
Total current liabilities                                                 92,448           75,519

Long-term debt                                                            36,250           50,000
Other long-term liabilities                                                4,992            3,881

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares authorized                                  -                -
Common stock, $.01 par value, 100 million shares
     authorized, 31.1 million and 30.8 million issued and
     outstanding, respectively                                               311              308
Paid in capital                                                           31,349           26,408
Retained earnings                                                         67,727           52,995
                                                                     -----------      -----------
Total shareholders' equity                                                99,387           79,711
                                                                     -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   233,077      $   209,111
                                                                     ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   TOO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                               Thirty-Nine Weeks Ended
                                                                                             ---------------------------
                                                                                             November 3,     October 28,
                                                                                                 2001            2000
                                                                                             -----------     -----------
Cash flows from operating activities:
    Net income                                                                               $    14,732     $    11,441

Impact of other operating activities on cash flows:
    Depreciation and amortization                                                                 13,621          12,759

    Changes in assets and liabilities:
       Inventories                                                                               (12,868)        (19,381)
       Accounts payable and accrued expenses                                                       6,539          (1,901)
       Income taxes                                                                               (2,132)         (2,133)
       Other assets                                                                               (2,153)         (1,778)
       Other liabilities                                                                           1,111           1,055
                                                                                             -----------     -----------

       Net cash provided by operating activities                                                  18,850              62
                                                                                             -----------     -----------

Investing activities:
    Capital expenditures                                                                         (54,030)        (28,493)
                                                                                             -----------     -----------

       Net cash used for investing activities                                                    (54,030)        (28,493)
                                                                                             -----------     -----------

Financing activities:
    Stock options, restricted stock and other equity changes                                       4,428             987
                                                                                             -----------     -----------

       Net cash provided by financing activities                                                   4,428             987
                                                                                             -----------     -----------

    Net decrease in cash and equivalents                                                         (30,752)        (27,444)

Cash and equivalents, beginning of period                                                         54,788          59,984
                                                                                             -----------     -----------

       Cash and equivalents, end of period                                                   $    24,036     $    32,540
                                                                                             ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   TOO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BASIS OF PRESENTATION

     Too, Inc. (referred to herein as "the Company") is the operator of two specialty retailing businesses, Limited Too and mishmash. Limited Too sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. mishmash, launched by the Company in late September 2001, sells intimate apparel, cosmetics and personal care products, footwear, jewelry, lifestyle shoes and select active apparel to young women ages fourteen to twenty-one. The consolidated financial statements include the accounts of Too, Inc. and its wholly owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis.

     The accompanying unaudited interim consolidated financial statements as of November 3, 2001 and for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of November 3, 2001, and for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

2.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method.

The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                            Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                     ---------------------------------    -----------------------------------
                                                         November 3,      October 28,         November 3,       October 28,
                                                             2001            2000                 2001              2000
                                                     ------------------ --------------     ----------------  ----------------
Net income                                           $           8,040  $        6,378     $         14,732   $        11,441
                                                     =================  ==============     ================   ===============

Weighted average common shares - basic                          31,042          30,741               30,931            30,736
Dilutive effect of stock options
     and restricted stock                                        1,089           1,056                  951             1,038
                                                     -----------------  --------------     ----------------   ---------------
Weighted average common shares - diluted                        32,131          31,797               31,882            31,774
                                                     =================  ==============     ================   ===============

     Due to the options' price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. In Fiscal 2001, options to purchase 150,000 and 215,400 common shares, were not included in the computation of net income per diluted share for the thirteen and thirty-nine week periods ended November 3, 2001, respectively. In Fiscal 2000, options to purchase 126,000 and 117,500 common shares, were not included in the computation of net income per diluted share for the thirteen and thirty-nine week periods ended October 28, 2000.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, at cost, consisted of (in thousands):


                                                               November 3,           February 3,
                                                                   2001                  2001
                                                          ------------------    ------------------
           Land                                           $            8,021    $            7,691
           Furniture, fixtures and equipment                         104,549                93,880
           Leasehold improvements                                     41,454                42,528
           Construction-in-progress                                   42,650                 3,643
                                                          ------------------    ------------------
           Total                                                     196,674               147,742

           Less: accumulated depreciation and
           amortization                                              (78,145)              (66,558)
                                                          ------------------    ------------------

           Property and equipment, net                    $          118,529    $           81,184
                                                          ==================    ==================

5.   RELATIONSHIP WITH THE LIMITED

     In connection with the August 23, 1999 Spin-off, the Company entered into a service agreement with Limited Logistics Services (formerly known as Limited Distribution Services), a wholly owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the Spin-off. Most of the merchandise and related materials for the Company's stores are shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise is received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributes merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight is charged to Too based upon actual receipts and related charges, while outbound freight is charged based on a percentage of cartons shipped.

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

     Amounts payable to The Limited, including merchandise payables to Mast Industries, approximated $13.3 million at November 3, 2001.


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

     The $50 million revolving loan commitment is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the Credit Facility is based on matrix pricing applied to either the London Interbank Offered Rate or Prime, as defined in the agreement. Payments of principal under the term loan are due at various dates from July 2002 to August 2004. A commitment fee based on matrix pricing is charged on the unused portion of the revolving loan commitment. The commitment fee is up to 1/2 of 1% of the unused revolving credit commitment per annum. Under the terms of the Credit Facility, the Company is required to comply with certain covenants including financial ratios. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends. The Company is in compliance with all applicable terms of the Credit Facility. As of November 3, 2001, there were no amounts outstanding under the revolving portion of the Credit Facility.

     Current maturities of long-term debt for each of the next three fiscal years are $17.5 million in 2002, $20.0 million in 2003, and $12.5 million in 2004.

     Interest expense, including the amortization of financing fees, amounted to $916,000 for the quarter ending November 3, 2001. Interest expense was partially offset by interest income of $842,000 for the quarter. Interest expense and interest income amounted to $1,240,000 and $779,000, respectively, for the quarter ending October 28, 2000. For the thirty-nine week periods ended November 3, 2001 and October 28, 2000, interest expense amounted to $3.0 and $3.7 million, respectively, and interest income amounted to $2.4 million for both periods.

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the first quarter of 2002 and addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of this EITF Issue will not have a material impact on its consolidated financial statements.

     Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," will be effective in the first quarter of 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of the lease terms are minimal, the Company believes that when the statement is adopted, it will not have a significant effect on the Company's results of operations or its financial position.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."
     SFAS No. 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal 2002. The Company is currently evaluating the impact of adopting SFAS 144 but the Company's management does not expect the adoption of SFAS 144 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of November 3, 2001, and the related consolidated statements of income for each of the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 and the consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2001 and October 28, 2000. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
November 13, 2001

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the thirteen weeks ended November 3, 2001 were $148.8 million, an increase of 11.2% from $133.8 million for the comparable period of 2000. Gross income increased 13.5% to $51.4 million from $45.3 million in 2000 and operating income rose 20.7% to $13.4 million from $11.1 million in 2000. Net income increased 25.0% to $8.0 million from $6.4 million in 2000. Diluted earnings per share increased 25% to $0.25, versus $.20 in 2000.

Net sales for the thirty-nine weeks ended November 3, 2001 were $410.9 million, an increase of 13.9% from $360.9 million for the comparable period of 2000. Gross income increased 14.9% to $137.3 million from $119.5 million in 2000 and operating income rose 23.0% to $25.1 million from $20.4 million in 2000. Net income increased 28.9% to $14.7 million from $11.4 million in 2000. Diluted earnings per share increased 27.8% to $0.46, versus $.36 in 2000.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen and thirty-nine week periods ended November 3, 2001, to the comparable 2000 period:

                                                      Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                         ------------------------------------------  ---------------------------------------
                                            November 3,    October 28,    Percent      November 3,  October 28,    Percent
                                               2001           2000         Change         2001         2001        Change
                                         ------------------------------------------  ---------------------------------------
Net sales (millions)                           $ 148.8     $ 133.8           11  %      $ 410.9      $ 360.9         14 %

Comparable store sales performance /(1)/             5%          1%                           1%           6%

Retail sales per average square foot/(2)/      $    83     $    85           (2) %      $   233      $   238         (2) %
Retail gross square feet at end of
     quarter (thousands)                         1,850       1,605           15  %

Stores with "Girl Power" format                    206         138
Percentage of stores in "Girl Power"
     format                                         46%         35%

Number of Stores:
-----------------

Limited Too:
Beginning of period                                422         373                          406          352
     Opened                                         30          18                           47           41
     Closed                                          -           -                           (1)          (2)
                                         ---------------------------                   ----------------------
End of period                                      452         391                          452          391
                                         ===========================                   ======================

mishmash stores                                      6           -
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

Net Sales

Net sales for the third quarter of 2001 increased 11.2% to $148.8 million from $133.8 million in 2000. Comparable store sales increased 5% for the third quarter 2001 compared to a 1% increase during third quarter 2000. Net sales also benefited from a 15.3% increase in square footage growth over last year.

The best performing merchandise categories during the third quarter were active wear led by graphic T's, cut and sewn casual tops, sweaters, jeans wear and innerwear.

Gross Income

Gross income, expressed as a percentage of net sales, was 34.5% for the third quarter of 2001, an increase of 70 basis points from a gross income rate of
33.8% for the third quarter of 2000.   This rate increase was due to higher
initial mark-ups, which more than offset the increased promotional markdown rate and a slightly higher buying and occupancy rate.

For the year-to-date period, the gross income rate increased 30 basis points to 33.4% from 33.1% in 2000. Higher initial mark-ups more than offset an increase in the markdown rate and cost of increased catalog circulation.

General, Administrative and Store Operating Expenses

General, administrative and store operating expense, expressed as a percentage of net sales, remained at 25.5% in the third quarter of 2001 versus the same period in 2000. Lower home office and distribution center expenses were offset by slightly higher store payroll, expenses related to mishmash, and marketing expenses associated with the grand finale of the Passion for Fashion Tour held in the first week of fiscal August.

On a year-to-date basis general, administrative and store operating expense decreased by 20 basis points to 27.3% in 2001 from 27.5% in 2000. The decrease during the year-to-date periods was due to lower home office expenses and lower distribution center costs, expressed as a percentage of net sales, which were partially offset by slightly higher store operating and marketing expenses.

Operating Income

Operating income, expressed as a percentage of net sales, was 9.0 % in the third quarter of 2001 from 8.3% for the same period in 2000, resulting in a 70 basis point increase. Year-to-date operating income increased 50 basis points to 6.1% in 2001 compared to 5.6% in 2000. The increase in operating income, expressed as a percentage of net sales, for both the quarter and year-to-date periods was due to higher merchandise margins and lower home office and distribution center expenses.

Income Taxes

Income tax expense, provided at an approximate rate of 40%, amounted to $5.3 million and $9.8 million for the quarter ending and year-to-date periods ending November 3, 2001, respectively, compared to $4.3 million and $7.6 million for the comparable periods ending October 28, 2000. We anticipate that the annual effective tax rate will remain unchanged for the balance of fiscal 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities provides the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash provided by operating activities amounted to $18.9 million for the thirty-nine weeks ending November 3, 2001 versus $62,000 for the same period in 2000. The increase in net cash provided by operating activities versus the comparable period in 2000 was due to an increase in net income and depreciation and a smaller increase in year-on-year inventories, including improved leveraging via accounts payable.

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

                                                           November 3,      February 3,
                                                               2001             2001
                                                        ---------------   --------------
          Working capital                               $        12,635   $       40,762
                                                        ===============   ==============

          Capitalization:
                Long-term debt                                   36,250           50,000
                Shareholders' equity                             99,387           79,711
                                                        ---------------   --------------
          Total capitalization                          $       135,637   $      129,711
                                                        ===============   ==============

          Amounts authorized under revolving portion
                of credit facility                      $        50,000   $       50,000
                                                        ===============   ==============

In August 1999, we entered into a five-year, $100 million collateralized Credit Facility. The Credit Facility consists of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Credit Facility's interest rates, which reflect matrix pricing, are based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan is interest only until the end of the third year at which time the amortization of the outstanding principle balance will begin. The decrease in long-term debt is due to the classification of $13.75 million payments due by the end of the third quarter in 2002 as a current liability. The Credit Facility contains customary representations and warranties as well as certain affirmative, negative and financial covenants.

No amounts were borrowed against the $50 million revolving credit commitment during the thirty-nine weeks ended November 3, 2001 and October 28, 2000.

Capital Expenditures

Capital expenditures totaled $54.0 million for the thirty-nine weeks ended November 3, 2001 compared to $28.5 million for the comparable period of 2000. 2001 capital expenditures included $18.4 million for new and remodeled stores, $27.9 million for the new distribution center and $7.7 million for the new home office and other items. We anticipate spending approximately $70 to $72 million in 2001 for capital expenditures including the construction of approximately 57 new stores, the remodel of 6 existing stores and 7 stores for our new concept, mishmash, along with $48 to $51 million for our new Home Office and Distribution Center facilities. Our store expansion and remodel program should add approximately 220,000 gross square feet during 2001, representing a 13% increase over year-end 2000. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Recently Issued Accounting Pronouncements

EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the first quarter of 2002 and addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of this EITF Issue will not have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," will be effective in the first quarter of 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of the lease terms are minimal, the Company believes that when the statement is adopted, it will not have a significant effect on the Company's results of operations or its financial position.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company's first quarter in fiscal 2002. The Company is currently evaluating the impact of adopting SFAS 144 but the Company's management does not expect the adoption of SFAS 144 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Management's Discussion and Analysis or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Management's Discussion and Analysis relating to the annual effective tax rate, anticipated capital expenditures in 2001 for new stores and the remodeling or expansion of existing stores, and the related funding. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Management's Discussion and Analysis or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Risk Factors section of the Company's Form 10, filed August 18, 1999, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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


Date: December 14, 2001

                              EXHIBIT INDEX


Exhibit
No.       Document
---       --------

15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.