Form 10-K
period 2002-02-02
TOO INC
filed 2002-04-29
CIK 1085482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the Fiscal Year Ended February 2, 2002

                                 ---------------

    ( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-14987

                                     ------

                                    TOO, INC.
 -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                             31-1333930
 ------------------------------                        -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

                   8323 Walton Parkway, New Albany, Ohio 43054
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 614-775-3500
                                  ------------
           Securities registered pursuant to Section 12(b) of the Act:
                        -----------------------------------

      Title of each class             Name of each exchange on which registered
  -----------------------------        ---------------------------------------
  Common Shares, $.01 par value                 New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None
          ------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     YES  X    NO ___
                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 28, 2002 was $921,314,224. There were 31,241,581 shares of the Registrant's common stock outstanding at March 28, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our annual report to shareholders for the fiscal year ended February 2, 2002 are incorporated by reference into Part I and Part II and portions of our proxy statement for the Annual Meeting of Stockholders scheduled for May 21, 2002 are incorporated by reference into Part III.

PART I

ITEM  1. BUSINESS

Overview

   For the purposes of this Form 10-K, unless the context otherwise requires, "Too, Inc.," "Too," "we," "our," "the Company" and "us" refer to Too, Inc. and our subsidiaries.

   We are a leading specialty retailer of branded apparel and lifestyle products for 'tween girls, ages 7 to 14, and recently introduced a new retail concept for teen girls ages 14 to 19. As of February 2, 2002, we operated 459 Limited Too stores, targeting the 'tween segment, and seven mishmash stores, targeting the teen girl segment. We design, source and market our products under our proprietary brands, Limited Too and mishmash, for sale exclusively in our stores. Our sales strategy is to integrate our retail, direct mail and website channels, to provide marketing vehicles and sources for the latest fashion and trends. Both store concepts are located primarily in high-traffic mall locations.

   Our store design, merchandise assortments and marketing initiatives are intended to create lifestyle brands that capture the latest trends for our fashion-aware customers. With Limited Too, we have created destination retail stores that showcase our brands and the scope of our product offerings, encouraging customers to spend time experimenting with and trying on products before making purchases. We believe our target customers want a broad assortment of merchandise for their wardrobes, including apparel for school, leisure and special occasions, as well as non-apparel merchandise, such as footwear, candy, jewelry, cosmetics and lifestyle products. We have historically relied on colorful in-store graphics and window displays to convey our fun and "cool" image. We intend to leverage these successful marketing efforts to continue to promote brand awareness on a national level, including engaging in cross-promotions with major media companies such as Disney and Universal Studios and consumer product companies.

   In 1996, our management team recognized that our core customer had her own emerging sense of style and revised our strategy to focus on girls 7 to 14 years of age as our target customer group. Since then, we have implemented an aggressive store opening campaign to capitalize on our business strengths and have grown our Limited Too store base from 308 stores at the end of fiscal 1996 to 459 stores in 46 states at the end of fiscal 2001. Our net sales have increased at a compound annual growth rate in excess of 18%, from $256.7 million in fiscal 1996 to $602.7 million in fiscal 2001. Over the same period, our operating income rate has increased from (3.5%) to 11.0%. We intend to continue our expansion program and plan to open approximately 50 to 55 new Limited Too stores in fiscal 2002 and remodel about 10 stores to enhance their sales and profitability. We expect to open these stores in our existing markets as well as in markets in which we do not currently have a presence. Additionally, we intend to continue to develop our mishmash concept. Based on positive customer response to our first seven mishmash stores, we plan to open at least four more mishmash stores in fiscal 2002 and 30 to 50 stores during fiscal 2003.

Our Competitive Strengths

   We combine our trend-sensitive design capabilities and our vertically-integrated operations to design and market products for fashion-aware 'tween and teen girls. We attribute our success to date and our opportunities to increase sales, profits and market share to the following strengths:

   Customer focus. A cornerstone of our business strength has been our ability to develop, cultivate and satisfy a base of loyal, repeat customers. By staying close to our customers, we have developed a detailed knowledge of the fashion tastes, purchasing habits and attitudes of the

'tween girl consumer. We conduct focus groups, hang out at malls, shop the competition and attend concerts to observe and interact with our customers. Our internal database includes over six million customer names. Approximately 2.5 million of these customers have made purchases from us in the past 12 months. We believe our knowledge of the customer allows us to rapidly respond to her evolving needs and provide her with unique and fashionable merchandise as she grows older and into our mishmash concept.

   Brand development expertise. We believe our unique merchandising and creative marketing have made Limited Too a focused and differentiated brand within the 'tween segment. Our Limited Too brand appeal is driven by, augmented by and should continue to benefit from, trends that emphasize the latest fashions and the aspirational lifestyle of today's 'tween girls who want to look and dress like older girls who wear the latest trends in junior fashions. We have demonstrated an ability to effectively communicate this brand image through all aspects of our business, including store environments, merchandise assortments, direct mail and our website. We believe our integrated approach to brand management provides us the opportunity to cross-sell and increase our penetration of current merchandise categories and facilitates entry into new product categories. We intend to develop our mishmash concept with distinct images so it can be expanded in the same manner.

   Proprietary design and merchandising capabilities. As a vertically-integrated specialty retailer, we develop substantially all of our merchandise assortment through our design group, which allows us to create a vast array of exclusive merchandise under our proprietary brands and enables us to respond quickly to changing fashion trends. Additionally, because our merchandise is sold exclusively in our stores, we are able to control the presentation and pricing of our merchandise and provide a high level of customer service. Our merchandising strategy of offering broad assortments allows us to constantly introduce new and fresh elements of the latest fashion trends. We believe that these capabilities provide us with a competitive advantage over other brand manufacturers that market their goods through department and other specialty apparel stores.

   Store design and creation. A major element of our success is the consistent store-level execution of our brand strategy. We tightly control our in-store presentation through detailed and comprehensive store plans. These plans use visual displays and fixtures designed to brand our stores in a manner tailored to appeal to our target customer group. We design our Limited Too stores to provide a "theme park" destination in the mall and to encourage our customers to touch and sample our products. All of our Limited Too stores contain a wide variety of merchandise for a "one-stop shopping" experience, which has been specifically designed to embody a "store for her" theme. Our stores feature colorful window displays, photographic sticker booths, gumball machines and eye-catching photographs and marketing. Additionally, all Limited Too stores opened or remodeled since mid-1997 have our Girl Power format, which includes photographs of our target customer on the front-of-the-store signage and creates a cool, girl-friendly environment. It provides a flexible store format to frequently change our merchandise presentations. We are applying a similar philosophy and execution discipline in connection with our development of mishmash.

   Integrated sales channels. We offer our products through three integrated sales channels for Limited Too: our stores, catazines, which incorporate editorial content with product in our catalog, and website. We believe that our three sales channels, which we refer to as our 360-degree brand, allow us to leverage our experience in customer service and increase the visibility of our brand. Our catazines and website give our customers additional opportunities to preview our products and current fashion trends. Though customers have the opportunity to buy directly through all three channels, we believe the direct channels serve primarily to build our brand's exposure and to drive store traffic.

   Proven management team. Our management team has increased the level of brand awareness and consistently delivered improved financial results over the past five years. We believe that our management has a distinct understanding of our customers and is able to execute design, sourcing and marketing strategies to profitably penetrate our target customer groups. Our executive officers have extensive experience in the retail industry and have demonstrated a track record of highly profitable growth, which positions us well for the future.

Our Growth Strategy

   Our growth strategy focuses on four goals: (i) expanding the Limited Too store base with continued store openings and remodelings, (ii) expanding our mishmash concept, (iii) driving sales growth through direct mail and other marketing initiatives and (iv) executing merchandise and sourcing strategies to satisfy our target customers' needs while improving our gross income rate.

   Limited Too stores. As of February 2, 2002, we operated 459 Limited Too stores. Given the strength of our brand and our customer demographics, our management team believes that there are approximately 200 to 250 sites available for new stores, including regional malls, outlet centers, specialty centers and major urban locations. We intend to continue our store expansion program by opening approximately 50 to 55 new stores per year and remodeling approximately 10 stores per year. In the long term, we expect Limited Too to become a 650- to 700-store chain.

   mishmash stores. In addition to our expansion of Limited Too stores, we are developing and expanding our new mishmash store concept. We currently have nine mishmash stores throughout the United States, offering personal care, shoes, intimate apparel, accessories and lifestyle products for teen girls ages 14 to
19. mishmash stores currently average approximately 2,300 square feet, and we anticipate future stores will average in excess of 3,000 square feet as we expand the sportswear portion of our merchandise assortment. During 2002, we intend to continue to refine our merchandise assortment and build the infrastructure to support our mishmash roll-out. We expect that these steps will enable us to open 30 to 50 mishmash stores in fiscal 2003.

   Direct mail and other marketing initiatives. We are committed to enhancing our brand recognition and plan to continue the expansion of our catazine and direct mail operations. The Limited Too catazine is our primary direct mail vehicle, and we plan on increasing the number of catazine editions to eight in fiscal 2002, from seven in 2001 and five in 2000. We expect our total fiscal 2002 circulation to exceed 34 million catazines, representing an increase of approximately 55% from fiscal 2001. Our ongoing analysis of the catazine's impact on sales demonstrates that it drives additional sales into our stores. We have created, and have plans for, other direct mail initiatives, including expansion of our personalized birthday program, creating eight million additional points of contact in fiscal 2002.

   We intend to complement our direct mail initiatives with a variety of marketing strategies. We have multiple marketing relationships that promote our brand and have recently expanded our marketing efforts to focus on national television advertising, including cross-promotions with major media companies such as Disney and Universal Studios and consumer product companies. In the future, we also intend to continue many of our current initiatives, such as our frequent buyer and Too Bucks programs. We believe our direct mail and marketing initiatives will increase brand loyalty and encourage repeat customer visits to our stores.

   Merchandise and sourcing strategies. We believe that our ability to design, source and market merchandise quickly and effectively has been a key element of our success. We plan to develop new ways to expand existing merchandise categories and to introduce new product offerings. As part of our plan to continue to improve our gross income rate, we intend to open our first direct sourcing office, in Hong Kong, by the summer of fiscal 2002. This will allow us to substantially reduce the involvement of agents, brokers and middlemen as we establish increased direct relationships with factories. We expect to realize meaningful cost savings beginning in fiscal 2003 as a result of this long-term initiative.

Our Industry

   Our 'tween market. As the leading specialty retailer that focuses on 7 to 14 year-old 'tween girls, we believe we are benefiting from several positive demographics. Our Limited Too stores target a stable 'tween population that is composed of nearly 16 million girls. According to NPD, the 7 to 14 year-old girls apparel market, including discount, specialty, chain and department stores, was $9.9 billion in 2000. Additionally, the specialty channel, which represented 20.4% of this overall market in 1998, increased to 26.6% of the market in 2000, while chain and department stores declined as a percentage of the market.

                     7 to 14 Year Old 'Tween Girl Apparel
                            Market Share by Segment

                                       1998   1999   2000
                                       -----  -----  -----
                     Specialty........  20.4%  23.5%  26.6%
                     Department/Chain.  35.7   33.1   30.0
                     Discount.........  30.2   29.1   28.8
                     Other............  13.7   14.3   14.6
                                       -----  -----  -----
                            Total..... 100.0% 100.0% 100.0%

--------
Source: NPD Group.

   Our teen market. Our new mishmash retail concept targets a slightly older (14 to 19 years old) female customer which enables us to extend our target demographics and utilize our existing database of six million 'tween girls as Limited Too customers get older. According to the U.S. Census Bureau, the teenage population in the United States, which is defined as persons 12 to 19 years old, will grow approximately 37% faster than the overall population, from approximately 32 million in 2000 to approximately 34 million in 2005. According to Teenage Research Unlimited, an independent research firm, total spending by teenagers (boys and girls) has grown to $172 billion in 2001 from $141 billion in 1998, reflecting a compound annual growth rate of 6.8%, more than double the rate of inflation during this period. Of that spending, an estimated 46% was spent on apparel and personal care products. With our mishmash expansion, we will be able to extend our target demographic.

Our Stores

   As of February 2, 2002, we operated 459 Limited Too and seven mishmash stores in 46 states. Our stores are primarily located in traditional malls. Included are 14 stores located in specialty centers, which generally contain traditional mall-type stores in an outdoor setting, and 11 stores located in outlet centers. Regardless of setting, all of our stores maintain consistent marketing, merchandise and layout characteristics. The following table shows the number of Limited Too stores operated by us over the past five fiscal years.

                                                                 Fiscal Year Ended
                                            ----------------------------------------------------------
                                            February 2, February 3, January 29, January 30, January 31,
                                             2002 (1)      2001        2000        1999        1998
                                            ----------- ----------- ----------- ----------- -----------
Number of stores:
Beginning of year..........................      406         352         319         312         308
Opened.....................................       57          58          42          10           7
Closed.....................................       (4)         (4)         (9)         (3)         (3)
                                            ----------- ----------- ----------- ----------- -----------
                                                 459         406         352         319         312
                                            ----------- ----------- ----------- ----------- -----------
Stores remodeled...........................        6          10          18          15           -
Stores in Girl Power format................      216         156          89          29           4
% in Girl Power format.....................       47%         38%         25%          9%          1%
Total square feet at period end (thousands)    1,881       1,669       1,441       1,281       1,244
Average store size at period end (square
  feet)....................................    4,098       4,111       4,094       4,015       3,987
Annual sales per average square foot (2)...   $  336      $  341      $  329      $  299      $  258

--------
(1) Amounts exclude mishmash stores.
(2) Annual sales per average square foot is the result of dividing net sales for the fiscal year by average gross square feet, which reflects the impact of opening and closing stores throughout the year.

   Limited Too stores. Our Limited Too stores and point-of-sale marketing are designed to convey the principal elements and personality of our Limited Too brand - creativity, fashion awareness and excitement for increasingly independent girls. We plan and coordinate our store design, furniture, fixtures and music to create a shopping experience that is consistent with the fashionable and energetic lifestyle of our target customer group. Our design embodies a "store for her" concept, featuring an abundance of light, lower and accessible fixtures, bright colors and popular music appropriate for our 'tween customers. We believe that our customers consider our stores to be entertaining and a multi-sensory overload, in which they feel welcomed and "cool."

   We vary slightly the inventory mix of our stores depending on the regional climate, fashion taste or traffic volume of a particular mall. This enables us to be cost-effective in recognizing each store's ability to support additional inventory while maintaining a uniformly positive shopping experience for our customers. We maintain a uniform appearance throughout our store base in terms of marketing and merchandise display and location on the selling floor. Store managers receive detailed store plans that dictate fixture and merchandise placement to ensure uniform execution of our merchandising strategy at the store level and the portrayal of our brand in a manner designed to appeal to our target customer group. Standardization of store design and merchandise presentation also creates cost savings in store furnishings and marketing, maximizes usage and productivity of selling space and allows us to open new stores efficiently.

   Each year, we have four major floor sets with matching window displays to correspond with our spring, summer, back-to-school and Christmas holiday shopping periods. Every two to three weeks, our management coordinates and directs our stores to modify these floor sets and usually the coordinated window displays, highlighting different merchandise and moving displays to different areas within the store. These frequent changes enable us to profile new merchandise while fostering our brand image as featuring the "hottest" fashions.

   Our sales associates are a central element in creating our stores' distinctive atmosphere. In addition to providing a high level of friendly customer service, our sales associates reinforce the fashion-awareness of our brand and cater to the energetic lifestyle of today's girls.

   Our 2001 store openings are trending to achieve an annualized first-year after tax cash return on investment, or ROI, of approximately 65%, representing our fourth consecutive year of improved return on new store openings. We estimate that the average cost for leasehold improvements, furniture and fixtures for stores to be opened in fiscal 2002 will be between $175,000 and $190,000 per store, after giving effect to landlord allowances. Average pre-opening costs per store, which will be expensed as incurred, are expected to be approximately $10,000, while inventory purchases are expected to average approximately $75,000 per store. Due to lower occupancy costs, our outlet locations produced a substantially higher first year after-tax ROI than that of our mall-based stores in fiscal 2001. Accordingly, we expect that outlet locations will make up a higher proportion of our new store openings in the future. Our costs for remodeling or expanding existing stores range from $250,000 to $450,000 per store.

   mishmash stores. We currently have nine mishmash stores throughout the United States, offering personal care, shoes, intimate apparel, accessories and lifestyle products for teen girls ages 14 to 19. mishmash stores currently average approximately 2,300 square feet, and we anticipate future stores will average in excess of 3,000 square feet as we expand the sportswear portion of our merchandise assortment. During 2002, we intend to continue to refine our merchandise assortment and build the infrastructure to support our mishmash roll-out. We expect these steps will enable us to open 30 to 50 mishmash stores in 2003. Our mishmash concept allows us to leverage our existing database of six million 'tween girls and continue to capture these customers as they get older by providing a new, unique shopping destination that appeals to more mature teen girls. The store design is "retro-cool" and is inspired by the colors and sensations of Miami's South Beach. The design was recently awarded first place by the well-respected Visual Merchandising and Store Design magazine. We offer a breadth of products that enables the teen customer to complement her fashionable appearance with accessories, intimate apparel, cosmetics, sportswear and shoes, as well as other novelty items expressive of her distinct personality and tastes. We have expanded our merchandising team and will leverage our knowledge of teen girls to refine our merchandising strategy and store concept for mishmash. We have not yet launched any advertising or promotional initiatives for our mishmash stores. However, as with our Limited Too concept, we intend to employ an integrated brand management strategy including unique in-store designs, seasonal promotional programs, creative signage and window displays and complementary direct mail and website initiatives.

   Point-of-sale system. By the end of the back-to-school selling season in July 2002, we expect to complete the installation of a new point-of-sale system. This planned technology upgrade will enable us to provide a greater level of customer service, enhance the communication link with our stores, improve back-office operations and offer the opportunity to automate promotional programs such as our Frequent Buyer program and gift certificates.

Our Direct to Consumer Channels

   Direct mail. We mailed our first catazine during the 1999 back-to-school period. Catazines, which incorporate a magazine format and style with a product catalog, promote our Limited Too brand's lifestyle image and offer our customers the opportunity to shop by mail or in the store. Each edition is mailed to coincide with either key shopping seasons: (spring break, summer, back-to-school and the Christmas holiday) or changes in our floorset. Catazines include a similar merchandise assortment as our retail stores and, along with our website, offer expanded sizes in fitted bottoms for the slightly larger girl that are not available in our stores. We have found that our customers often identify items in the catazine that they want to purchase and then use the catazine as a "shopping guide" when they visit our stores. Other direct mail initiatives also include personalized birthday card mailings and themed coupons for in-store purchases. We engage third parties to assist us with print production and other creative services, circulation and fulfillment.

   Website. Our Limited Too website offers another point of purchase for our customers. We offer online the same selected assortment of merchandise as in our catazines, including larger sizes, as well as clearance items. Our website is designed to be easy to navigate, with links to products sorted by category. Customers can also place orders from our catazines online and apply for our private label credit card. The site's colorful graphics and photographs of girls engaging in popular lifestyle activities capture the energy and excitement of our Limited Too stores.

Our Merchandising Philosophy

   Product mix. We design and sell all of our apparel under our proprietary Limited Too and mishmash brands. In addition, we source and purchase merchandise from over 350 suppliers.

   Our Limited Too store merchandise assortment covers a broad array of classifications in girls apparel, including jeans and other jeanswear, bottoms, knit tops, T-shirts, shorts, skirts, dresses and outerwear. For many of these products, we have both fashion basic and fashion-forward versions. Because our customer grows out of her top and bottom clothing items at roughly the same time and in order to make our customers feel more secure in their fashion choices, we display our merchandise as complete outfits, instead of displaying garments together by product. Our outfits are displayed with complementary matching accessories and other related items, which we believe helps promote higher sales volume through multiple unit sales. In addition to apparel, we offer accessory products such as key chains, wallets, backpacks, purses and watches, as well as lifestyle products. Our lifestyle products include products for her room such as inflatable furniture, candles, lamps and posters, as well as small toys, candy, stickers and stationery.

   Our GirlCare line includes toiletries, such as shower gel and body splash, accessories, such as hairbrushes and manicure sets, and cosmetics, such as glitter nail polish and lip gloss. These GirlCare products are generally arranged in our stores so that our customers can experiment with our products and consult their friends and our sales associates. A substantial portion of our GirlCare line is under $10 so that our target customer can spend her own money. In addition, our Limited Too stores' assortment includes approximately 3% of third-party branded merchandise, predominantly in the footwear and accessories categories.

   Our mishmash stores offer lifestyle and accessory products including cosmetics, intimate wear, shoes, candy, hair accessories, watches and picture frames, as well as a limited apparel selection, including graphic tees, underwear and sleepwear. While most of the merchandise is sold under the mishmash label, our cosmetics and shoe categories include third-party brands.

   We believe that there are significant opportunities to increase volume through both increased penetration of existing merchandise classifications and addition of new classifications. Management believes that our ability to design and market new merchandise quickly and effectively has been a key element of our success. In recent years, we have broadened our Limited Too product assortment in existing categories to increase volume and productivity. We will continue to expand key categories.

   Distribution and sourcing. Our vertically-integrated operations allow us to control the process from the design stage through delivery to our stores. This control allows us to respond quickly to changing trends and customer preferences and insures that our merchandise is unique.

   In the first quarter of 2002, we transitioned our distribution operations to a new distribution center in Etna, Ohio. Our new distribution center, approximately 470,000 square feet, is the processing center for merchandise that is shipped to our stores. The new facility is specifically designed to support our retail operations, and has sufficient capacity to service 800 stores and can be expanded to support another 200 stores. Additionally, we own adjacent land for further expansion. Owning and operating our own distribution center will improve control of our distribution needs, and better facilitate our long-term supply and logistics needs.

   We use a variety of vendors to produce our merchandise. In fiscal 2001, we purchased merchandise from approximately 350 suppliers. Historically, our largest apparel supplier has been Mast Industries, Inc., a wholly-owned subsidiary of The Limited. Mast Industries supplied approximately 30% of the merchandise that we purchased in fiscal 2001. We intend to open our first direct sourcing office, in Hong Kong, by the end of fiscal 2002. This will allow us to substantially reduce the involvement of agents, brokers and middlemen as we establish increased direct relationships with factories. We expect to realize meaningful cost savings as a result of this long-term initiative.

Additionally, we believe that we have strong and loyal relationships with our vendors, which provides us short lead times and greater flexibility for inventory replenishment. Our catazine and website orders are fulfilled through an outsourced distribution and fulfillment center in Texas.

   Inventory management. Our approach to inventory management emphasizes rapid turnover, historically averaging in excess of eight times per year, which we believe is faster than most of our competitors. In addition, we take markdowns where required to keep merchandise fresh and current with fashion trends. Our policy is to maintain sufficient quantities of inventory on hand in our retail stores and distribution center so that we can offer customers a full selection of current merchandise.

   In November, we began testing a new point-of-sale system. This planned technology upgrade will enable us to provide a greater level of customer service, enhance the communication link with our stores, and improve back-office operations. All stores are expected to have the new system installed before the back-to-school selling season commencing in July 2002.

   We view the retail apparel market as having two principal selling seasons, spring and fall. As is generally the case in the apparel industry, we experience our peak sales activity during the fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas holiday shopping periods. During fiscal 2001, our highest inventory level approximated $61 million at the end of November 2001 and the lowest inventory level approximated $32 million at the end of May 2001.

Marketing and Promotion

   Our marketing and promotional strategies are consistent with our focused and differentiated brands. In the future, we intend to continue many of our current in-store advertising and promotional initiatives that appeal to the fun loving nature of our Limited Too stores' target customer group. Historically, we have employed several marketing initiatives that we intend to continue. These include:

   Cross-Promotions. We have multiple marketing relationships that promote our brand and have engaged in cross-promotions with major media companies such as Disney and Universal Studios and consumer product companies. We recently completed a "15th Birthday Bash Sweepstakes" contest offering a Universal Studios trip for the winner and her friends. In 2001, our "Passion for Fashion Tour" included events such as fashion shows, contests and musical performances by popular music stars.

   Colorful window displays. We place large bright, cheerful graphics or photographs in at least one of our display windows. We change our displays frequently and often pursue seasonal themes. We believe our window displays attract customer attention in a busy mall environment and immediately allow shoppers to recognize our store as a place for young girls. Our in-store displays include a series of distinctive color photographs that are enlarged and prominently displayed throughout the stores. These photographs contain images of young girls engaged in popular lifestyle activities, which we believe reinforce the peer-acceptance quality of our brand.

   Frequent Buyer program. Our ongoing frequent buyer program uses a wallet-sized punch card (the Frequent Buyer Card) that can be punched up to ten times for every $20 increment spent in our stores. On the first and third Tuesday of every month, through our "Too Punch Toosday" program, customers receive double punches on their Frequent Buyer Card for each qualifying purchase. After 10 punches, a customer can redeem the card for a $20 discount. Approximately 1.8 million fully-punched Frequent Buyer Cards were redeemed in fiscal 2001. In that same period, approximately 70% of all eligible transactions (transactions over $20) used a Frequent Buyer Card in the purchase, and a Frequent Buyer Card was redeemed in over 12% of all transactions. In order to receive a Frequent Buyer Card, our customers are asked to provide their name, address, birthday and their sister's name. This program is the primary source for our customer information database.

   Too Bucks program. Our event-oriented bounceback program occurs three times a year: spring (around Easter), the fall back-to-school period and the Christmas holiday shopping season. The program provides customers who purchase $50 or more in any of our sales channels with $25 off coupons which can be used toward purchases over $50 made during the two or three weeks after distribution. Aggregating the three campaigns, the coupons are distributed for approximately 18 weeks and redeemable for nine weeks; therefore, the campaign is a part of our promotion strategy for 27 weeks of the year. For fiscal 2001, nearly 50% of the coupons were redeemed.

   Credit card program. We began our private label credit card program in September 2000. We estimate that our Limited Too credit card customers spend nearly twice as much per trip as our average customer. In fiscal 2001, our first full year of the card, 300,000 new Limited Too credit cards were issued and Limited Too credit card purchases represent an increasing proportion of our sales.

   Other promotions. Customers who successfully pass all classes at the end of the grading period can bring in their report cards to redeem a $5 coupon that can be used in the stores. We also send birthday cards to customers in our database, which include a coupon that can be redeemed in our stores. In addition, through our catazine mailings, we send out coupons with various themes that can be used in our stores.

Our Relationship with The Limited

   In August 1999, The Limited distributed to its shareholders in a spin-off all of its interest in us on the basis of one share of our common stock for each seven shares of The Limited's common stock. As a result of the spin-off, we became an independent, separately traded, public company. In connection with the spin-off, we entered into several agreements with The Limited which continue to cover certain aspects of our ongoing relationship with The Limited, including our license of the "Limited Too" brand name and arrangements with The Limited under certain store leases.

Trademarks and Service Marks

   We own trademarks and service marks, including mishmash, used to identify our merchandise and services, other than our brand name, Limited Too. Many of these marks are registered with the U.S. Patent and Trademark Office. These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations. However, we may choose not to renew a registration of one or more of our merchandise marks if we determine that the mark is no longer important to our business.

   We also conduct business in foreign countries, principally because a substantial portion of our merchandise is manufactured outside the United States. We have registered marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

   A wholly-owned subsidiary of The Limited owns the brand name "Limited Too," which is registered in the United States and in numerous foreign countries. This subsidiary licenses the brand name to one of our wholly-owned subsidiaries. In connection with the spin-off, these subsidiaries entered into a trademark and service mark licensing agreement that allows us to operate under the "Limited Too" brand name in connection with our 'tween business. The agreement is for an initial term of five years after the spin-off, renewable annually thereafter at our option.

Competition

   The sale of apparel and personal care products through retail stores and direct-to-consumer channels is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores, discount retailers and direct marketers. Depth of selection, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer services are all important factors in competing successfully in the retail industry. We believe that our focused and differentiated brand provides us an ability to compete successfully in our industry.

Associate Relations

   As of February 2, 2002, we employed approximately 8,400 associates, none of whom were parties to a collective bargaining agreement, approximately 6,400 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the back-to-school and Christmas holiday shopping seasons.

Safe Harbor Statement and Business Risks

   The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) included or incorporated by reference in this Form 10-K involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "plan," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential" and similar words and phrases and the negative forms and variations of these words and phrases, and include statements relating to anticipated capital expenditures for opening new stores, including both Limited Too and mishmash, the remodeling or expansion of existing stores, the completion of a new distribution center and home office, and the related funding. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included or incorporated by reference in this Form 10-K will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included or incorporated by reference in this Form 10-K, the inclusion of such information should not be regarded as a representation that our objectives will be achieved. The forward-looking statements included or incorporated by reference in this Form 10-K are based on information presently available to our management. We assume no obligation to publicly update or revise the forward-looking statements after the date of this Form 10-K even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized. The following factors, among others, in some cases have affected, and in the future could affect, our financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included or incorporated by reference in this Form 10-K:

We may not be able to achieve comparable store sales growth.

   Our comparable store sales performance has declined in the past, particularly during the recent recession. Our comparable store sales growth decreased from 9% for fiscal 1999 to 4% for fiscal 2000 and 0% for fiscal 2001. For the fourth quarter of fiscal 2001, our comparable store sales declined 2%. Our comparable store sales will continue to fluctuate and may be affected by many factors, including:

    .  economic conditions;

    .  weather conditions;

    .  our ability to keep up with fashion trends;

    .  competition;

    .  new store openings in existing markets;

    .  store remodelings and expansions;

    .  customer response to new and existing styles; and

    .  procurement and management of merchandise inventory.

   As a result of these and other factors, we may not achieve or be able to maintain comparable store sales growth in the future. Our stock price may be materially adversely affected by declines and fluctuations in our comparable store sales.

We must identify and respond to fashion trends and satisfy customer demands in order to continue to succeed.

   Our success depends in part on our management's ability to anticipate the fashion tastes of our customers and offer merchandise which appeals to them on a timely and affordable basis. We expect our customers' fashion tastes to change frequently. If we are unable to successfully anticipate, identify or react to changing styles or trends, our sales may be adversely affected and we may have excess inventories. In response, we may be forced to increase our marketing promotions or take markdowns, which could have a material adverse effect on our business. Our brand image may also suffer if our customers believe that our merchandise misjudgments indicate that we are no longer able to offer them the latest fashions.

We may be unable to compete successfully in our highly competitive segment of the retail industry.

   The girls retail apparel and accessories industry is highly competitive. We expect competition in this market to increase because there are few barriers to entry and our success may attract additional competitors. In addition, the population of our primary target market, 'tween girls, is expected to remain relatively flat over the near term. Increased competition could result in pricing pressures, increased marketing expenditures and loss of our market share, all of which could have a material adverse effect on our financial condition and results of operations.

   We compete for sales primarily with specialty apparel and accessory retailers, such as GapKids and Claire's, department stores, such as Nordstrom, and discount retailers, such as Target. Other specialty retailers, including Wet Seal and Abercrombie & Fitch, have entered the market for pre-teen apparel. In addition to the traditional store-based retailers, we also compete with direct marketers who target customers through catalogs and Internet shopping. Direct marketers also include traditional store-based retailers like us who are expanding or have expanded into catalogs and the Internet as additional distribution channels.

   Some of our competitors may have greater financial, marketing and other resources available to them. In many cases, our primary competitors are located in the same shopping centers as our stores, and in addition to competing for sales, we compete for favorable site locations and lease terms.

We depend on a high volume of mall traffic to generate sales.

   Substantially all of our stores are located in shopping malls. Our sales are derived, in part, from the high volume of traffic in those malls. We benefit from the ability of the mall's anchor tenants, generally large department stores, and other area attractions to generate consumer traffic in our stores' vicinity and on the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers and other malls where we do not have stores, and the closing of anchor tenants. In addition, a decline in the desirability of the shopping environment in a particular mall or a decline in the popularity of mall shopping among our target consumers could have a material adverse effect on our business.

We depend on the availability of suitable lease space to sustain our growth.

   Our future growth significantly depends on our ability to open new stores in desirable locations. We estimate that approximately 200 to 250 sites meet our selection criteria and will be available for new Limited Too stores over the next several years. If we open approximately 50 to 55 Limited Too stores per year, our selection of desirable locations may become limited. We cannot assure you as to when or whether additional desirable locations will become available.

   In addition, as of February 2, 2002 we shared lease space in 107 locations with The Limited. If any of these leases is terminated or defaulted upon by The Limited, we might be forced to move to a different and potentially less desirable store location with less traffic in the same mall, or in a different mall, or to close the store. This may adversely impact sales at that location and could have a material adverse effect on our financial condition and results of operations.

Our licensed Limited Too and registered mishmash brands are integral to our brand strategy, competitive position and sales.

   We currently license the Limited Too brand name and have a federal registration for the mishmash trademark and other trademarks in the United States and have applied for or obtained a registration for mishmash in most of the foreign countries in which our vendors are located.

   We cannot assure you that the registrations we have obtained will be adequate to prevent the imitation of our products or infringement of our intellectual property rights by others. If a third party imitates our products, consumers may be confused and that third party may gain sales at our expense, and if any such products are manufactured or marketed in a manner that projects lesser quality or carries a negative connotation, our brand image could be adversely affected.

   In addition, our right to operate under the Limited Too brand is governed by an exclusive trademark and service mark licensing agreement with The Limited. The agreement is for an initial term of five years, ending in August 2004, and is renewable annually thereafter at our option. In return, we are required to provide The Limited with the right to inspect our stores and distribution facilities and the ability to review our advertising. The Limited has the right to terminate the agreement under certain circumstances, specifically if:

    . we breach any of our obligations under the agreement and do not cure the breach within 60 days after receiving notice of the breach;

    .  we become bankrupt or insolvent; or

    .  we experience a change of control.

   The agreement also restricts the way in which we use the licensed brand in our business. We may only use the brand name Limited Too in connection with any business in which we sell to our current Limited Too target customer group or to infants and toddlers.

   If in the future we are unable to use the Limited Too brand, we will be forced to change our brand name. Because much of our merchandise is currently sold under the Limited Too label in stores called "Limited Too," a name change might cause confusion for our customers and adversely affect our brand recognition and our sales. We would need to expend substantial resources, which we cannot estimate at this time, to rename our stores, to produce new merchandise and to establish brand recognition if we were required to change our brand.

We rely on key personnel.

   Our continued success depends, to a significant degree, upon the services of our key personnel, particularly our senior executive officers. The loss of any member of senior management could have a material adverse effect on our business, financial condition and results of operations. Our success in the future will also depend upon our ability to attract and retain qualified personnel.

Increases in costs of mailing, paper or printing may impact our business.

   Postal rate increases and paper and printing costs affect the cost of our catazine and direct mail promotions. The U.S. Postal Service has announced an increase in its rates, effective June 30, 2002, and this increase will have an impact on our costs. In addition, although we do not generally use the U.S. Postal Service for fulfillment of orders made from our catazines and our website or for delivery of merchandise from our vendors to us or from our distribution center to our stores, postal rate increases may have an indirect impact on these operations due to potential competitive increases by other delivery services. Furthermore, these delivery services periodically raise their rates independent of the U.S. Postal Service, and the U.S. Postal Service may raise its rates further in the future.

   We are not party to any long-term contracts for the supply of paper or printing services. Future paper, printing and postal rate increases would adversely impact our earnings if we were unable to pass such increases directly on to our customers or offset such increases by raising prices or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

We may not be able to sustain a growth rate sufficient to implement our expansion strategy.

   We have grown rapidly over the past few years. We may not be able to continue to grow profitably or at rates consistent with our recent past. Our future growth prospects depend upon a number of factors, including our ability to:

    . find suitable markets and sites for our stores and negotiate leases on acceptable terms for those stores;

    . fulfill our plans to open new stores and remodel or expand existing stores;

    . continue to develop our sales channels, including our catazines and website operations;

    . attract and retain talented personnel and expand our infrastructure to accommodate our growth, including maintaining high levels of customer service by hiring and training qualified sales associates;

    . manage our inventory effectively, maintain sufficient distribution capacity and deliver our merchandise in a timely manner;

    . keep up with constantly shifting fashion trends and develop new and appealing merchandise; and

    .  successfully introduce and build upon the mishmash store brand.

   We will require substantial capital expenditures to implement our business strategy, in particular our opening of new stores and remodeling or expansion of our existing stores, which we estimate will require capital expenditures of approximately $17 million to $20 million in fiscal 2002. If we do not generate sufficient cash flow from operations or if we are unable to obtain sufficient financing under our credit facility or from other sources on acceptable terms, we may be required to reduce our planned capital expenditures, which could have a material adverse effect on our growth prospects.

We may not be able to grow mishmash profitably.

   In fiscal 2001, we opened seven mishmash stores, which target girls between the ages of 14 and 19, a slightly older customer than our Limited Too customer. We expect to continue to devote significant management and other resources to mishmash, including for development of the concept and the planned opening of four new mishmash stores in fiscal 2002 and, if the mishmash concept is successful, 30 to 50 new mishmash stores in fiscal 2003. We have a short operating history with mishmash and with the teen girl customer segment. The teen girl apparel market has historically been more competitive than the 'tween girl apparel market. Some of these competitors are larger and more established than we are and may have greater financial and other resources available to compete with us. Due to these factors, we cannot assure you that we will be successful in this market or that our mishmash stores will prove profitable over the short or long term. In addition, as we expand our mishmash concept, it may divert management's attention from our core Limited Too business and may require substantial capital expenditures.

Our net sales, net income and inventory levels fluctuate on a seasonal basis.

   We experience seasonal fluctuations in our net sales and net income, with a disproportionate amount of our net sales and a majority of our net income typically realized during our fourth quarter due to sales from the Christmas holiday shopping period. We also generate significant net sales during the back-to-school period in the third quarter. Any decrease in sales or margins during those periods could have a material adverse effect on our financial condition and results of operations.

   Seasonal fluctuations also affect our inventory levels because we typically order merchandise in advance of the peak selling periods and often before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the Christmas holiday and back-to-school selling periods. Forecasting errors may result in excess inventory, which may lead to markdowns and inventory valuation adjustments.

Our business is sensitive to economic conditions and consumer spending patterns.

   Our business is sensitive to changes in overall economic conditions and consumer spending patterns. Our growth, sales and profitability may be adversely affected by unfavorable local, regional, national or international economic conditions, including the effects of war, terrorism or the threat thereof. In addition, shifts in our customers' discretionary spending to other goods, including music, entertainment and electronic products, could also adversely affect our business.

We may experience potential disruptions in the receipt and distribution of our merchandise associated with the relocation of our distribution center to our new facility.

   On February 15, 2002, we opened our own, newly-constructed 470,000 square foot distribution center in Etna, Ohio. Previously, we received distribution services from The Limited. Our new distribution facility has been operating for only a short period of time, and its reliability and capacity, particularly during peak sales seasons, are unproven. It is possible that complications with our new warehouse management systems could result in a significant interruption in the receipt and distribution of our merchandise and an increase in our distribution costs. Any such disruption could have a material adverse effect on our business.

   Our merchandise is shipped directly from manufacturers through freight consolidators to our distribution facility in Etna, Ohio. Our operating results depend in large part on the orderly operation of our receiving and distribution process, which depends on manufacturers' adherence to shipping schedules and our effective management of our new distribution facility. In addition, we cannot assure you that we have anticipated, or will be able to anticipate, all of the changing demands which our expanding operations will impose on our receiving and distribution system. Furthermore, it is possible that events beyond our control, such as a strike or other disruption affecting the parcel service that delivers substantially all of our merchandise to our stores, could result in delays in delivery of merchandise to our stores. Any such event could have a material adverse effect on our business.

We rely on foreign sources of production.

   In fiscal 2001, we sourced approximately 70% of our merchandise from foreign factories located primarily in East and Southeast Asia. We do not have any long-term merchandise supply contracts and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. We compete with many other companies for production facilities and import quota capacity.

   Our business also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:

    .  political instability;

    .  currency and exchange risks;

    . local business practice and political issues, including issues relating to compliance with domestic or international labor standards; and

    .  potential delays or disruptions in shipping and related pricing impacts.

   Our future performance will depend upon these factors, which are beyond our control. These factors may have a material adverse effect on our business.

We source a significant portion of our merchandise from a limited number of vendors.

   Nearly 60% of our apparel was sourced from two vendors in fiscal 2001, with each supplying nearly 30% of our apparel. One of these vendors is Mast Industries, Inc., a wholly-owned subsidiary of The Limited. We expect to open our first direct sourcing office, in Hong Kong, by the summer of fiscal 2002. Any disruption in our relationship with these or other key vendors or suppliers could have a material adverse effect on our business.

We will need to comply with existing and new regulations that govern us.

   Currently, much of our personal care and lifestyle merchandise is subject to various regulations promulgated by the U.S. Food and Drug Administration, the Federal Trade Commission and the U.S. Consumer Product Safety Commission.

   For example, we are required to meet federal flammability standards for children's sleepwear. These standards require sleepwear to be flame-resistant, and if the fabric ignites, the flame on the garment must self-extinguish. Failure to meet the flammability standards presents a risk of serious burn injuries to children. We require our suppliers to take measures including testing to assure us that these standards are met; however, they may source products from other suppliers, in particular foreign suppliers, who, despite our best efforts, may not adhere to these standards. If standards are not met, we may be held liable for any resulting damages and may be subject to fines and other penalties. In addition, we may be forced to voluntarily recall the merchandise in question and give full refunds to our customers if the merchandise fails to comply.

   As we expand our merchandise assortment and increase the number of our suppliers to accommodate our growth, it may become more difficult or costly to comply with existing and new regulations.

Our stock price may fluctuate significantly.

   Our stock price has fluctuated significantly in the past and we do not know how our common stock will trade in the future. The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

    .  fluctuations in our operating results;

    . reduction in the number of securities analysts who cover our company and distribute research and investment recommendations about our company;

    . changes in earnings estimated by securities analysts or our ability to meet those estimates;

    .  the operating and stock price performance of other comparable companies;

    .  overall stock market fluctuations;

    .  the retail environment; and

    .  economic conditions.

   In particular, the realization of any of the risks described in above could have a material adverse impact on the market price of our common stock. In addition, the stock market in general has experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. Additionally, if our quarterly results of operations fluctuate significantly as a result of the seasonality of the retail industry, the timing and costs of new store openings and remodelings or expansions of existing stores, the performance of new and existing stores, merchandise mix or fashion trends, the market price of our common stock may be affected.

ITEM 2.  PROPERTIES

Our home office facilities are located in New Albany, Ohio, within 10 miles of our previous headquarters in Columbus, Ohio. In February 2002 we transitioned our distribution operations to our new distribution center in Etna, Ohio, within 15 miles of our new home office facilities. Our new distribution center is approximately 470,000 square feet. We own both our new distribution center and home office facilities.

As of February 2, 2002, we operated 459 Limited Too and 7 mishmash stores, which are located primarily in shopping malls throughout the United States. Of these stores, 359 were leased directly from third parties -- principally shopping mall developers -- and 107 are governed by leases where the primary tenant is The Limited or an affiliate of The Limited. Of the 359 stores directly leased, 51 are guaranteed by The Limited. The leases expire at various dates between 2002 and 2012. In fiscal 2001, total store rent was $43.7 million. Minimum rent commitments under non-cancellable leases as of February 2, 2002 total $48.5 million, $48.3 million, $46.6 million, $41.6 million, and $34.6 million for fiscal years 2002 through 2006, respectively, and $81.4 million thereafter.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Lease terms are typically 10 years and usually include a fixed minimum rent plus a contingent rent based on the store's annual sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants.

Leases with The Limited or an affiliate of The Limited are on terms that represent the proportionate share of the base rent payable in accordance with the underlying lease plus the portion of any contingent rent payable in accordance with the underlying lease attributable to our performance. Additionally, The Limited provides guarantees on certain leases and assesses a fee based on stores' sales exceeding defined levels.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Too, Inc. shares are traded on the New York Stock Exchange under the trading symbol "TOO". At April 15, 2002, the Company had approximately 22,232 shareholders of record. The Company has not paid any dividends on its common stock and does not intend to pay any dividends in the foreseeable future.

Information concerning the market price of the Company's common stock for fiscal 2001 is set forth in Note 12 to the Consolidated Financial Statements on page 46 of the 2001 Annual Report and is incorporated herein by references.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data is set forth under the caption "Selected Financial Data" on page 25 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 33 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes the Company's exposure to interest rate and market risk associated with financial instruments (such as investment changes and borrowings) is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and Subsidiaries, the Notes to Consolidated Financial Statements, the Report of Management and the Report of Independent Accountants are set forth on pages 34 through 48 of the 2001 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", " - Information Concerning the Board of Directors", "- Committees of the Board of Directors", " - Executive Officers" and "- Security Ownership of Directors and Management" on pages 3 through 6 of the Company's proxy statement for the Annual Meeting of Stockholders to be held May 21, 2002 that was filed on April 15, 2002 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 19 of the Proxy Statement and is incorporated herein by reference.

Our former director and member of the Audit Committee, James U. McNeal, submitted his resignation from the Board of Directors to us on April 15, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 7 through 12 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" on page 6 of the Proxy Statement and "SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS" on page 18 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors" on pages 3 and 4 of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements.
         ----------------------------

The following consolidated financial statements of Too, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

    . Consolidated Statements of Income for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

    .    Consolidated Balance Sheets as of February 2, 2002 and
         February 3, 2001.

    . Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended February 2, 2002, February 3, 2001 and
         January 29, 2000.

    . Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

    .    Notes to Consolidated Financial Statements.

    .    Report of Management.

    .    Report of Independent Accountants.


(a)(2)   List of Financial Statement Schedules.
         --------------------------------------

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

         10.5 Tax Separation Agreement dated August 23, 1999 between The Limited, Inc., on behalf of itself and the members of The Limited Group, and Too, Inc., on behalf of itself and the members of the Too Group. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 1, 1999)

         10.6 Building Lease Agreement dated July 1, 1995 by and between Distribution Land Corp. and Limited Too, Inc., the predecessor company of Too, Inc. (incorporated by reference to Exhibit 10.6 to the Amended Registration Statement on Form 10 filed August 18,
               1999)

         10.7 Amendment to Building Lease Agreement between Distribution Land Corp. and Too, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 1, 1999)

         10.8 Too, Inc. 1999 Incentive Compensation and Performance Plan. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed March 20, 2000)

         10.9 Too, Inc. Second Amended and Restated 1999 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit
               10.23 to the Quarterly Report on Form 10-Q filed on June 14,
               2001)

        10.10 Too, Inc. Third Amended and Restated 1999 Stock Option Plan for Non-Associate Directors

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

       10.19 Employment Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes (incorporated by reference to Exhibit
               10.19 to the Annual Report on Form 10-K filed on May 2, 2001)

       10.20 Executive Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes (incorporated by reference to Exhibit
               10.20 to the Annual Report on Form 10-K filed on May 2, 2001)

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

         10.23 Second Amendment to Credit Agreement among Too, Inc., various lending institutions, Citicorp USA, Inc., as Syndication Agent and Morgan Guaranty Trust Company of New York, as Administrative Agent

         13 Excerpts from the 2001 Annual Report including "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Consolidated Financial Statements and Notes to Consolidated Financial Statements", "Report of Management" and "Report of Independent Accountants" on pages 25 through 48

         21      Subsidiaries of the Registrant

         23      Consent of Independent Accountants

         24      Power of Attorney

(b)      Reports on Form 8-K.
         --------------------

         On August 14, 2001, the Company filed a current report on Form 8-K that reported the Board's adoption of the Rights Agreement (also known as a stockholders' rights plan) contained therein.

(c)      Exhibits.
         ---------

         The exhibits to this report are listed in section (a) (3) of Item 14 above.

(d)      Financial Statement Schedule

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2002             TOO, INC.
                                 (registrant)

                                 By /s/ Kent A. Kleeberger
                                 --------------------------
                                 Kent A. Kleeberger Executive Vice President - Chief Financial Officer, Logistics and Systems Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2002:

    Signature                    Title
    ------------                 -----

/s/ MICHAEL W. RAYDEN*           Chairman of the Board of Directors,
---------------------------      President and Chief Executive Officer
Michael W. Rayden                (Principal Executive Officer)


/s/ KENT A. KLEEBERGER*          Director, Executive Vice President -
----------------------------     Chief Financial Officer, Logistics and
Kent A. Kleeberger               Systems,Secretary and Treasurer
                                 (Principal Financial and Accounting
                                 Officer)

/s/ NANCY J. KRAMER*             Director
---------------------------
Nancy J. Kramer

/s/ DAVID A. KRINSKY*            Director
---------------------------
David A. Krinsky

/s/ PHILIP E. MALLOTT*           Director
---------------------------
Philip E. Mallott

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