Form 10-Q
period 2002-05-04
TOO INC
filed 2002-05-29
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

                         Commission file number 1-14987

                                    TOO, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          31-1333930
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

8323 Walton Parkway, New Albany, OH                              43054
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code          (614) 775-3500

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

                                    Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock                          Outstanding at May 24, 2002
           ------------                          ---------------------------

          $.01 Par Value                                33,882,633 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS

                                                                                                              Page No.
                                                                                                              --------
PART I. Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income for the Thirteen Weeks Ended
           May 4, 2002 and May 5, 2001 .....................................................................         3

      Consolidated Balance Sheets
           May 4, 2002 and February 2, 2002 ................................................................         4

      Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
           May 4, 2002 and May 5, 2001 .....................................................................         5

      Notes to Consolidated Financial Statements ...........................................................         6

      Report of Independent Accountants ....................................................................        11

   Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition .........        12

PART II.   Other Information

   Item 1.  Legal Proceedings ..............................................................................        16

   Item 4.  Matters Submitted to a Vote of Security Holders ................................................        16

   Item 6.  Exhibits and Reports on Form 8-K ...............................................................        16

   Signature ...............................................................................................        17

   Index to Exhibits .......................................................................................        18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)

                                                   Thirteen Weeks Ended
                                                 -----------------------
                                                   May 4,       May 5,
                                                    2002         2001
                                                 ---------    ----------
                                                 $ 158,591    $ 136,657
        Net sales
           Costs of goods sold, buying and
              occupancy costs                      105,068       91,694
                                                 ---------    ---------
        Gross income                                53,523       44,963
           General, administrative and store
              operating expenses                    43,525       38,516
                                                 ---------    ---------
        Operating income                             9,998        6,447

           Interest expense, net                       253          132
                                                 ---------    ---------
        Income before income taxes                   9,745        6,315
           Provision for income taxes                3,900        2,500
                                                 ---------    ---------
        Net income                               $   5,845    $   3,815
                                                 =========    =========
        Earnings per share:

           Basic                                 $    0.19    $    0.12
                                                 =========    =========

           Diluted                               $    0.18    $    0.12
                                                 =========    =========

        Weighted average common shares:

           Basic                                    31,425       30,818
                                                 =========    =========

           Diluted                                  32,535       31,686
                                                 =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                      May 4,       February 2,
                                                                       2002            2002
                                                                   -----------     -----------
                                                                   (unaudited)
                             ASSETS

Current Assets:
  Cash and equivalents                                             $    65,590     $    63,538
  Receivables                                                            3,651           2,547
  Inventories                                                           34,112          44,537
  Store supplies                                                        10,834          10,357
  Other                                                                    758           2,409
                                                                   -----------     -----------
Total current assets                                                   114,945         123,388

Property and equipment, net                                            134,881         126,415
Deferred income taxes                                                   14,786          14,786
Other assets                                                               622             988
                                                                   -----------     -----------
TOTAL ASSETS                                                       $   265,234     $   265,577
                                                                   ===========     ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion long-term debt                                   $    21,250     $    17,500
  Accounts payable                                                      15,628          23,341
  Accrued expenses                                                      44,697          39,036
  Income taxes payable                                                  11,932          19,696
                                                                   -----------     -----------
Total current liabilities                                               93,507          99,573

Long-term debt, less current portion                                    28,750          32,500
Other long-term liabilities                                              6,168           5,295

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares authorized                                -               -
Common stock, $.01 par value, 100 million shares
  authorized, 31.5 million and 31.3 million issued and
  outstanding at May 4, 2002 and February 2, 2002,                         315             313
respectively
Paid in capital                                                         38,091          35,338
Retained earnings                                                       98,403          92,558
                                                                   -----------     -----------
Total shareholders' equity                                             136,809         128,209
                                                                   -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   265,234     $   265,577
                                                                   ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                       Thirteen Weeks Ended
                                                                   ----------------------------
                                                                        May 4,        May 5,
                                                                         2002          2001
                                                                   ------------    ------------
Cash flows from operating activities:
   Net income                                                      $      5,845     $     3,815

Impact of other operating activities on cash flows:
   Depreciation and amortization                                          5,399           4,482

   Changes in assets and liabilities:
      Inventories                                                        10,425           6,597
      Accounts payable and accrued expenses                              (1,363)         (6,503)
      Income taxes                                                       (7,073)         (6,501)
      Other assets                                                        1,443            (243)
      Other liabilities                                                     873             485
                                                                   ------------     -----------

      Net cash provided by operating activities                          15,549           2,132
                                                                   -------------    -----------

Investing activities:
   Capital expenditures                                                 (15,560)         (8,210)
                                                                   ------------     -----------

      Net cash used for investing activities                            (15,560)         (8,210)
                                                                   ------------     -----------

Financing activities:
   Stock options, restricted stock and other equity changes               2,063           1,815
                                                                   ------------     -----------

      Net cash provided by financing activities                           2,063           1,815
                                                                   ------------     -----------

   Net increase (decrease) in cash and equivalents                        2,052          (4,263)

Cash and equivalents, beginning of period                                63,538          54,788
                                                                   ------------     -----------

      Cash and equivalents, end of period                          $     65,590     $    50,525
                                                                   ============     ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   BASIS OF PRESENTATION

     Too, Inc. (referred to herein as "Too" or "the Company") is the operator of two specialty retailing businesses, Limited Too and mishmash. Limited Too sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. mishmash, launched by the Company in late September 2001, sells cosmetics, sportswear, intimate apparel and footwear to young women ages fourteen to nineteen. The assortment also includes accessories, jewelry, room decor furnishings and lifestyle products. The consolidated financial statements include the accounts of Too, Inc. and its wholly owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis.

     The accompanying unaudited interim consolidated financial statements as of May 4, 2002 and for the thirteen week periods ended May 4, 2002 and May 5, 2001, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of May 4, 2002, and for the thirteen weeks ended May 4, 2002 and May 5, 2001 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

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

     The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                         Thirteen Weeks Ended
                                                         --------------------
                                                          May 4,       May 5,
                                                           2002         2001
                                                         -------      -------

         Net income                                      $ 5,845      $ 3,815
                                                         =======      =======


         Weighted average common shares - basic           31,425       30,818
         Dilutive effect of stock options
              and restricted stock                         1,110          868
                                                         -------      -------
         Weighted average common shares - diluted         32,535       31,686
                                                         =======      =======

     Due to the options' price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. Options to purchase 5,000 and 158,000 common shares were not included in the computation of net income per diluted share for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, at cost, consisted of (in thousands):

                                                               May 4,    February 2,
                                                                2002        2002
                                                             ---------   -----------
         Land                                                $   7,897   $     7,797
         Building                                               20,841             -
         Furniture, fixtures and equipment                     123,337       105,554
         Leasehold improvements                                 41,879        45,408
         Construction-in-progress                               20,520        49,069
                                                             ---------   -----------
         Total                                                 214,474       207,828

         Less: accumulated depreciation and amortization       (79,593)      (81,413)
                                                             ---------   -----------

         Property and equipment, net                         $ 134,881   $   126,415
                                                             =========   ===========

5.   RELATIONSHIP WITH THE LIMITED

     In connection with the August 23, 1999 Spin-off, the Company entered into a service agreement with Limited Logistics Services (formerly known as Limited Distribution Services), a wholly owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the Spin-off. Most of the merchandise and related materials for the Company's stores were shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise was received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributed merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight was charged to Too based upon actual receipts and related charges, while outbound freight was charged based on a percentage of cartons shipped. Beginning in February 2002, the Company began operating its own distribution center.

     Our main office was owned by Distribution Land Corp., a wholly owned subsidiary of the Limited, and leased to us with a lease term expiring in August 2002. In April 2002, the Company completed construction of its new home office.

     Our largest apparel supplier has been Mast Industries, Inc., a wholly owned subsidiary of The Limited. Mast Industries supplied approximately 30% of the apparel that we purchased in 2001. We believe that all transactions that we have entered into with Mast Industries have been on terms that would have been obtained on an arm's length basis since we treat them as if they were a third party. We were not, and will not be, obligated to continue to source products through Mast Industries.

     Amounts payable to The Limited, including merchandise payables to Mast Industries, approximated $5.6 million at May 4, 2002.

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

     The $50 million revolving loan commitment is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the Credit Facility is based on matrix pricing applied to either the London Interbank Offered Rate or Prime, as defined in the agreement. Payments of principal under the term loan are due at various dates from July 2002 to August 2004. A commitment fee based on matrix pricing is charged on the unused portion of the revolving loan commitment. The commitment fee is up to 1/2 of 1% of the unused revolving credit commitment per annum. Under the terms of the Credit Facility, the Company is required to comply with certain covenants including financial ratios. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends. The Company is in compliance with all applicable terms of the Credit Facility. As of May 4, 2002, there were no amounts outstanding under the revolving portion of the Credit Facility.

     Current maturities of long-term debt for each of the next three fiscal years are $17.5 million in 2002, $20.0 million in 2003, and $12.5 million in 2004.

     Interest expense, including the amortization of financing fees, amounted to $1,038,000 for the quarter ending May 4, 2002. Interest expense was partially offset by interest income of $785,000 for the quarter. Interest expense and interest income amounted to $1,052,000 and $920,000, respectively, for the quarter ending May 5, 2001.

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company adopted EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," during the first quarter of 2002. EITF 00-14 addresses the accounting for, and classification of, various sales incentives. The adoption of this EITF Issue did not have a material impact on the Company's consolidated financial statements.

     Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," will be effective in the first quarter of 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the corresponding estimated retirement cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of the lease terms are minimal, the Company believes that when the statement is adopted, it will not have a significant effect on the Company's results of operations or its financial position.

     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during the first quarter of 2002. SFAS No. 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this SFAS did not have a material impact on the Company's consolidated financial statements.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

8.   COMMON STOCK FINANCING AND SUBSEQUENT EVENT

     On April 29, 2002, the Company filed a registration statement on Form S-3, File Number 333-87188, with the Securities and Exchange Commission to sell up to 2.8 million shares of its common stock.

     On May 24, 2002, the Company received $73.9 million net proceeds from the sale of 2.4 million shares of its common stock. On that day, the Company paid off the entire $50 million term loan due under the Credit Facility and the remaining proceeds from the sale of common stock will be used for general corporate purposes. The $50 million revolving loan commitment under the Credit Facility remains in effect and is available to the Company for future business purposes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of May 4, 2002, and the related consolidated statements of income and cash flows for each of the thirteen-week periods ended May 4, 2002 and May 5, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 2, 2002, and the related consolidated statements of income, shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of February 2, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio

May 13, 2002

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the thirteen weeks ended May 4, 2002 were $158.6 million, an increase of 16% from $136.7 million for the comparable period of 2001. Gross income increased 19% to $53.5 million from $45.0 million in 2001 and operating income rose 56% to $10.0 million from $6.4 million in 2001. Net income increased 53% to $5.8 million from $3.8 million in 2001. Diluted earnings per share increased 50% to $.18, versus $.12 in 2001.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen week period ended May 4, 2002, to the comparable 2001 period:

                                                                Thirteen Weeks Ended
                                                   ------------------------------------------------
                                                                                         Percent
                                                     May 4, 2002           May 5, 2001    Change
                                                   ------------------------------------------------
Net sales (millions)                                     $ 158.6               $ 136.7       16%

Comparable store sales performance /(1)/                       4%                   (2)%

Retail sales per average square foot/(2)/                $    82   /(3)/       $    80        3%

Retail gross square feet at end of
     quarter (thousands)                                   1,929   /(3)/         1,693       14%

Stores with "Girl Power" format                              230                   164
Percentage of Limited Too stores in
     "Girl Power" format                                      49%                   40%

Number of Stores:
-----------------

Limited Too:
Beginning of period                                          459                   406
     Opened                                                   13                     8
     Closed                                                   (1)                   (1)
                                                   -----------------------------------
End of period                                                471                   413
                                                   ===================================

mishmash stores                                                9                     -
                                                   ===================================

/(1)/ A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in square feet are treated as new stores for purposes of this calculation. Fiscal 2001 comparable store sales are reported on a calendar-shifted basis.

/(2)/ Retail sales per average square foot is the result of dividing net sales for the fiscal quarter by average gross square feet, which reflects the impact of opening and closing stores throughout the quarter.

/(3)/  Amounts exclude the 9 mishmash stores.

Net Sales

Net sales for the first quarter of 2002 increased 16% to $158.6 million from $136.7 million in 2001. Comparable store sales increased 4% for the first quarter of 2002 compared to a 2% decrease during first quarter of 2001. Net sales benefited from a 14% increase in square footage growth over last year.

The best performing merchandise categories during the first quarter were active wear led by active shorts, cut and sewn casual tops, sweaters and jeans wear.

Gross Income

Gross income, expressed as a percentage of net sales, was 33.7% for the first quarter of 2002, an increase of 80 basis points from a gross income rate of 32.9% for the first quarter of 2001. This rate increase was due to higher initial mark-ups and a lower promotional markdown rate, which more than offset the increased buying and occupancy rate due to increased catalog circulation.

General, Administrative and Store Operating Expenses

General, administrative and store operating expense, expressed as a percentage of net sales, was 27.4% for the first quarter of 2002, a decrease of 80 basis points from a rate of 28.2% for the first quarter of 2001. The favorable decrease in rate was due to lower distribution center and marketing expenses, along with a decrease in the store payroll rate.

Operating Income

Operating income, expressed as a percentage of net sales, was 6.3% in the first quarter of 2002, an increase of 160 basis points from 4.7% for the same period in 2001. The increase in operating income, expressed as a percentage of net sales, was due to higher merchandise margins and lower selling, general and administrative expenses.

Income Taxes

Income tax expense, provided at an approximate rate of 40%, amounted to $3.9 million and $2.5 million for the quarters ending May 4, 2002 and May 5, 2001, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities provides the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash provided by operating activities amounted to $15.5 million for the thirteen weeks ended May 4, 2002 versus $2.1 million for the same period in 2001. The increase in net cash provided by operating activities versus the comparable period in 2001 was due to an increase in net income and depreciation expense, lower inventory levels and improved leveraging of accounts payable.

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

                                                           May 4,    February 2,
                                                            2002         2002
                                                         ---------   -----------
         Working capital, including current portion of
            long-term debt of $21,250 and $17,500 at
            May 4, 2002 and February 2, 2002,
            respectively                                 $  21,438   $    23,815
                                                         =========   ===========

         Capitalization:
            Long-term debt                                  28,750        32,500
            Shareholders' equity                           136,809       128,209
                                                         ---------   -----------
         Total capitalization                            $ 165,559   $   160,709
                                                         =========   ===========

         Amounts authorized under revolving portion
            of credit facility                           $  50,000   $    50,000
                                                         =========   ===========


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

No amounts were borrowed against the $50 million revolving credit commitment during the thirteen weeks ended May 4, 2002 and May 5, 2001.

On May 24, 2002, the Company received net proceeds from the sale of 2.4 million shares of its common stock of $73.9 million. On that day, the Company paid off the entire $50 million term loan due under the Credit Facility. The $50 million revolving loan commitment under the Credit Facility remains in effect and is available to the Company for future business purposes.

Capital Expenditures

Capital expenditures totaled $15.6 million for the thirteen weeks ended May 4, 2002 compared to $8.2 million for the comparable period of 2001. 2002 capital expenditures included $3.3 million for new and remodeled stores, $4.7 million for the new distribution center and $7.6 million for the new home office and other items. We anticipate spending approximately $45 to $50 million in 2002 for capital expenditures including the construction of 50 to 55 new Limited Too stores, at least four new mishmash stores and the expansion of approximately ten stores identified for remodeling. Our store expansion and remodel program should add 210,000 to 220,000 gross square feet during 2002, representing an 11% to 12% increase over year-end 2001. We also anticipate capital expenditures between $21 million and $24 million principally related to the completion of a new distribution center and home office. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Recently Issued Accounting Pronouncements

The Company adopted EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," during the first quarter of 2002. EITF 00-14 addresses the accounting for, and classification of, various sales incentives. The adoption of this EITF Issue did not have a material impact on the Company's consolidated financial statements.

Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," will be effective in the first quarter of 2003. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the corresponding estimated retirement cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of the lease terms are minimal, the Company believes that when the statement is adopted, it will not have a significant effect on the Company's results of operations or its financial position.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during the first quarter of 2002. SFAS No. 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale. This model requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this SFAS did not have a material impact on the Company's consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company does not expect the adoption of SFAS 145 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Management's Discussion and Analysis or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Management's Discussion and Analysis relating to the annual effective tax rate, anticipated capital expenditures in 2002 for new stores, the remodeling or expansion of existing stores, and the construction of the new distribution center and home office facilities, and the related funding thereof. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Management's Discussion and Analysis or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Form 10-K, filed April 29, 2002, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 4.  Matters Submitted to a Vote of Security Holders

The 2002 annual meeting of stockholders was held on Tuesday, May 21, 2002, at 9:00 a.m. Eastern Time at our corporate offices, located at 8323 Walton Parkway, New Albany, Ohio.

 ELECTION OF DIRECTORS        FOR          AGAINST        WITHHELD      RESULTS
------------------------   -----------   -----------   -------------   ---------
Philip E. Mallott          28,456,414          -         1,050,039      Elected
Michael W. Rayden          21,705,829          -         7,800,624      Elected

Item 6.  Exhibits

(a)      Exhibits

         15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

         99.2 Press release: Too, Inc. announces completion of follow-on stock offering.

(b)      Reports on Form 8-K

         On May 13, 2002, the Company filed a current report on Form 8-K that announced the Company's first quarter results.

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

Date: May 29, 2002

                                  EXHIBIT INDEX

Exhibit
No.        Document
---        --------

15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

99.2 Press release: Too, Inc. announces completion of follow-on stock offering.