Form 10-Q
period 2002-08-03
TOO INC
filed 2002-09-11
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

                                  Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Common Stock                   Outstanding at September 3, 2002
                ------------                   --------------------------------

               $.01 Par Value                          34,060,548 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS

                                                                                                              Page No.
                                                                                                              --------
PART I.     Financial Information

   Item 1.  Financial Statements

      Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks Ended
            August 3, 2002 and August 4, 2001 ..............................................................         3

      Consolidated Balance Sheets

            August 3, 2002 and February 2, 2002 ............................................................         4

      Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
            August 3, 2002 and August 4, 2001 ..............................................................         5

      Notes to Consolidated Financial Statements ...........................................................         6

      Report of Independent Accountants ....................................................................        11

   Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition ..........        12

PART II.    Other Information

   Item 1.  Legal Proceedings ..............................................................................        17

   Item 4.  Matters Submitted to a Vote of Security Holders ................................................        17

   Item 6.  Exhibits and Reports on Form 8-K ...............................................................        17

   Signature ...............................................................................................        18

   Certifications ..........................................................................................        19

   Exhibit Index ...........................................................................................        21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)

                                                         Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                     ----------------------------- -----------------------------
                                                        August 3,      August 4,      August 3,      August 4,
                                                          2002           2001           2002           2001
                                                     -------------- -------------- -------------- --------------
     Net sales                                        $    141,248   $    125,468   $    299,839   $    262,125
        Costs of goods sold, buying and
           occupancy costs                                  91,803         84,494        196,871        176,188
                                                     -------------- -------------- -------------- --------------
     Gross income                                           49,445         40,974        102,968         85,937
        General, administrative and store
           operating expenses                               39,898         35,720         83,423         74,236
                                                     -------------- -------------- -------------- --------------
     Operating income                                        9,547          5,254         19,545         11,701
        Interest expense, net                                  516            377            769            509
                                                     -------------- -------------- -------------- --------------
     Income before income taxes                              9,031          4,877         18,776         11,192
        Provision for income taxes                           3,500          2,000          7,400          4,500
                                                     -------------- -------------- -------------- --------------
     Net income                                       $      5,531   $      2,877   $     11,376   $      6,692
                                                     ============== ============== ============== ==============

     Earnings per share:

        Basic                                         $       0.17   $       0.09   $       0.35   $       0.22
                                                     ============== ============== ============== ==============

        Diluted                                       $       0.16   $       0.09   $       0.34   $       0.21
                                                     ============== ============== ============== ==============

     Weighted average common shares:

        Basic                                               33,483         30,938         32,454         30,878
                                                     ============== ============== ============== ==============

        Diluted                                             34,501         32,006         33,518         31,803
                                                     ============== ============== ============== ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                           August 3,      February 2,
                                                                             2002             2002
                                                                         -------------  ---------------
                                                                          (unaudited)
                                      ASSETS
      Current Assets:
         Cash and equivalents                                             $   79,572      $   63,538
         Receivables                                                           2,629           2,547
         Inventories                                                          55,462          44,537
         Store supplies                                                       11,095          10,357
         Other                                                                 1,443           2,409
                                                                          ----------      ----------
      Total current assets                                                   150,201         123,388
      Property and equipment, net                                            144,842         126,415
      Deferred income taxes                                                   14,249          14,786
      Other assets                                                                81             988
                                                                          ----------      ----------
      TOTAL ASSETS                                                        $  309,373      $  265,577
                                                                          ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

      Current Liabilities:
         Current portion long-term debt                                   $        -      $   17,500
         Accounts payable                                                     31,139          23,341
         Accrued expenses                                                     40,517          39,036
         Income taxes payable                                                 11,103          19,696
                                                                          ----------      ----------
      Total current liabilities                                               82,759          99,573

      Long-term debt, less current portion                                         -          32,500
      Other long-term liabilities                                              6,764           5,295

      Commitments and contingencies

      SHAREHOLDERS' EQUITY
      Preferred stock, 50 million shares authorized                                -               -
      Common stock, $.01 par value, 100 million shares
         authorized,  34.1 million and 31.3 million issued and
         outstanding at August 3, 2002 and February 2, 2002, respectively        341             313
      Paid in capital                                                        115,575          35,338
      Retained earnings                                                      103,934          92,558
                                                                          ----------      ----------
      Total shareholders' equity                                             219,850         128,209
                                                                          ----------      ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  309,373      $  265,577
                                                                          ==========      ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                             Twenty-Six Weeks Ended
                                                             ----------------------
                                                              August 3,   August 4,
                                                                2002        2001
                                                             ----------------------
Cash flows from operating activities:
   Net income                                                 $ 11,376    $  6,692

Impact of other operating activities on cash flows:
   Depreciation and amortization                                 9,946       8,852

   Changes in assets and liabilities:
      Inventories                                              (10,925)     (6,162)
      Accounts payable and accrued expenses                      9,500       2,937
      Income taxes                                              (6,220)     (7,317)
      Other assets                                                 894           2
      Other liabilities                                          1,469         802
                                                              --------    --------

      Net cash provided by operating activities                 16,040       5,806
                                                              --------    --------

Investing activities:
   Capital expenditures                                        (28,434)    (23,552)
                                                              --------    --------

      Net cash used for investing activities                   (28,434)    (23,552)
                                                              --------    --------

Financing activities:
   Net proceeds from issuance of common stock                   73,606           -
   Repayment of term loan                                      (50,000)          -
   Stock options, restricted stock and other equity changes      4,822       3,301
                                                              --------    --------

      Net cash provided by financing activities                 28,428       3,301
                                                              --------    --------

   Net increase (decrease) in cash and equivalents              16,034     (14,445)

Cash and equivalents, beginning of period                       63,538      54,788
                                                              --------    --------

      Cash and equivalents, end of period                     $ 79,572    $ 40,343
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

     The accompanying unaudited interim consolidated financial statements as of August 3, 2002 and for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of August 3, 2002, and for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

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

     The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                 Thirteen Weeks     Twenty-Six Weeks
                                                     Ended               Ended
                                               ------------------- -------------------
                                               August 3, August 4, August 3, August 4,
                                                 2002      2001       2002     2001
                                               --------- --------- --------- ---------
     Net income                                 $ 5,531   $ 2,877   $11,376   $ 6,692
                                                =======   =======   =======   =======

     Weighted average common shares - basic      33,483    30,938    32,454    30,878
     Dilutive effect of stock options
          and restricted stock                    1,018     1,068     1,064       925
                                                -------   -------   -------   -------
     Weighted average common shares - diluted    34,501    32,006    33,518    31,803
                                                =======   =======   =======   =======

     Due to the options' price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. In fiscal 2002, options to purchase 14,000 common shares were not included in the computation of net income per diluted share for both the thirteen and twenty-six weeks ended August 3, 2002. In fiscal 2001, options to purchase 185,000 and 215,000 common shares were not included in the computation of net income per diluted share for the thirteen and twenty-six weeks ended August 4, 2001, respectively.

3.   INVENTORIES

     The fiscal year of the Company is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in, first-out basis utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for markdowns and shrinkage estimates for the total selling season.

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, at cost, consisted of (in thousands):

                                                             August 3,    February 2,
                                                               2002          2002
                                                             ---------    -----------
     Land                                                    $   8,040     $   7,797
     BuildingS                                                  41,241             -
     Furniture, fixtures and equipment                         123,486       105,554
     Leasehold improvements                                     44,005        45,408
     Construction-in-progress                                    6,347        49,069
                                                             ---------     ---------
     Total                                                     223,119       207,828

     Less: accumulated depreciation and amortization           (78,277)      (81,413)
                                                             ---------     ---------

     Property and equipment, net                             $ 144,842     $ 126,415
                                                             =========     =========

5.     RELATIONSHIP WITH THE LIMITED

       In connection with the August 23, 1999 Spin-off, the Company entered into a service agreement with Limited Logistics Services (formerly known as Limited Distribution Services), a wholly owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the Spin-off. Most of the merchandise and related materials for the Company's stores were shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise was received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributed merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight was charged to Too based upon actual receipts and related charges, while outbound freight was charged based on a percentage of cartons shipped. In February 2002, the Company began operating its own distribution center and, beginning in the second quarter of 2002, inbound and outbound freight is handled by common and contract carriers under contracts negotiated by Too, Inc.

       Our former main office was owned by Distribution Land Corp., a wholly owned subsidiary of the Limited, and leased to us with a lease term expiring in August 2002. In April 2002, the Company completed construction of its new home office and, as of May 2002, no further amounts were due Distribution Land Corp. under the lease.

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

       Amounts payable to The Limited, including merchandise payables to Mast Industries, approximated $9.2 and $8.0 million at August 3, 2002 and February 2, 2002, respectively.

6.     CREDIT FACILITY

       During August 1999, the Company entered into a five-year $100 million credit agreement (the "Credit Facility") with a syndicate of banks. The Credit Facility is collateralized by virtually all assets of the Company and was comprised of a $50 million five-year term loan and a $50 million revolving loan commitment. The entire amount of the term portion was drawn in order to fund a $50 million dividend to The Limited and $14 million was drawn under the revolving loan commitment principally to repay a portion of working capital advances made by the Limited prior to the Spin-off.

       The $50 million revolving loan commitment is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the Credit Facility is based on matrix pricing applied to either the London Interbank Offered Rate or Prime, as defined in the agreement. A commitment fee based on matrix pricing is charged on the unused portion of the revolving loan commitment. The commitment fee is up to 1/2 of 1% of the unused revolving credit commitment per annum. Under the terms of the Credit Facility, the Company is required to comply with certain covenants including financial ratios. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends. The Company is in compliance with all applicable terms of the Credit Facility. As of August 3, 2002, there were no amounts outstanding under the revolving portion of the Credit Facility.

       On May 24, 2002, the Company paid off the entire $50 million term loan due under the Credit Facility from the proceeds of the common stock offering (see Note 9). The $50 million revolving loan commitment under the Credit Facility remains in effect and is available to the Company for future business purposes.

       Interest expense, including the amortization and write-off of financing fees, amounted to $884,000 for the thirteen weeks ended August 3, 2002. Interest expense was partially offset by interest income of $368,000 for the quarter. Interest expense and interest income amounted to $1,015,000 and $638,000, respectively, for the thirteen weeks ended August 4, 2001. For the twenty-six weeks ended August 3, 2002 and August 4, 2001, interest expense amounted to $1,922,000 and $2,067,000, respectively, and interest income amounted to $1,153,000 and $1,558,000, respectively.

7.     ADVERTISING BARTER TRANSACTIONS

       During the quarter, the Company entered into barter transactions for advertising whereby advertising space was allotted to third-parties in the Company's catalog in exchange for production of Limited Too television promotional spots and other forms of promotion. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." EITF 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity's own historical practice of receiving cash for similar advertising. No revenues or expenses were recorded for the quarter ended August 3, 2002.

8.     RECENT ACCOUNTING PRONOUNCEMENTS

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

       SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of the provisions of this statement related to the recission of Statement 4 will not have a significant effect on the Company's results of operations or its financial position. The adoption of the other provisions of this statement did not have a material impact on the Company's consolidated financial statements.

       SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in EITF Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a significant impact on its results of operations or financial position.

9.     COMMON STOCK OFFERING

       On April 29, 2002, the Company filed a registration statement on Form S-3, File Number 333-87188, with the Securities and Exchange Commission to sell up to 2.8 million shares of its common stock.

       On May 24, 2002, the Company received $73.6 million net proceeds from the sale of 2.4 million shares of its common stock. On that day, the Company paid off the entire $50 million term loan under the Credit Facility and the remaining proceeds will be used for general corporate purposes. The $50 million revolving loan commitment under the Credit Facility remains in effect and is available to the Company for future business purposes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of August 3, 2002, and the related consolidated statements of income for each of the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 and the consolidated statements of cash flows for the twenty-six week periods ended August 3, 2002 and August 4, 2001. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
August 14, 2002

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the thirteen weeks ended August 3, 2002 were $141.2 million, an increase of 13% from $125.5 million for the comparable period of 2001. Gross income increased 20% to $49.4 million from $41.0 million in 2001 and operating income rose 79% to $9.5 million from $5.3 million in 2001. Net income increased 90% to $5.5 million from $2.9 million in 2001. Diluted earnings per share increased 78% to $.16, from $.09 in 2001.

Net sales for the twenty-six weeks ended August 3, 2002 were $299.8 million, an increase of 14% from $262.1 million for the comparable period of 2001. Gross income increased 20% to $103.0 million from $85.9 million in 2001 and operating income rose 67% to $19.5 million from $11.7 million in 2001. Net income increased 70% to $11.4 million from $6.7 million in 2001. Diluted earnings per share increased to $.34, a 62% increase, from diluted earnings per share of $.21 in 2001.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen and twenty-six weeks ended August 3, 2002, to the comparable 2001 period:

                                                     Thirteen Weeks Ended                        Twenty-six Weeks Ended
                                           -----------------------------------------    -----------------------------------------
                                            August 3,         August 4,   Percent        August 3,        August 4,   Percent
                                              2002              2001      Change           2002             2001      Change
                                           -----------------------------------------    -----------------------------------------
Net sales (millions)                        $  141.2          $  125.5       13%         $  299.8         $  262.1       14%

Comparable store sales performance/(1)/            0%                0%                         2%              (1%)

Retail sales per average square foot/(2)/   $     71 /(3)/    $     73       (3%)        $    153 /(3)/   $    155       (1%)
Retail gross square feet at end of
     quarter (thousands)                       1,985 /(3)/       1,725       15%

Stores with "Girl Power" format                  247               176
Percentage of Limited Too stores in
     "Girl Power" format                          51%               42%

Number of Stores:
----------------

Limited Too:
Beginning of period                              471               413                        459              406
     Opened                                       14                 9                         27               17
     Closed                                       (1)                -                         (2)              (1)
                                            ------------------------------               -----------------------------
End of period                                    484               422                        484              422
                                            ==============================               =============================

mishmash                                          11                 -                         11                -
                                            ==============================               =============================

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

/(3)/ Amounts exclude mishmash stores.

Net Sales

Net sales for the second quarter of 2002 increased 13% to $141.2 million from $125.5 million in 2001. Comparable store sales were flat for the second quarter of 2002 compared to flat comparable store sales during the second quarter of 2001. Net sales benefited from a 15% increase in Limited Too square footage over last year.

Year-to-date net sales were $299.8 million, a 14% increase over 2001 year-to-date sales of $262.1. The increase was primarily due to the net addition of 62 new Limited Too and 11 new mishmash stores since the end of the second quarter of 2001.

The best performing merchandise categories during the thirteen and twenty-six weeks ended August 3, 2002 were active wear led by active pants and shorts, as well as jeanswear and skirts.

Gross Income

Gross income, expressed as a percentage of net sales, was 35.0% for the second quarter of 2002, an increase of 230 basis points from a gross income rate of 32.7% for the second quarter of 2001. This rate increase was due to higher initial mark-ups and an improved markdown rate, at cost, which more than offset the increased buying and occupancy rate due to increased catalog circulation.

For the year-to-date period, the gross income rate increased 150 basis points to 34.3% from 32.8% in 2001. Higher initial mark-ups and a lower markdown rate, at cost, more than offset increased buying and occupancy costs.

General, Administrative and Store Operating Expenses

General, administrative and store operating expense, expressed as a percentage of net sales, was 28.2% for the second quarter of 2002, a decrease of 30 basis points from a rate of 28.5% for the second quarter of 2001. This rate decrease was primarily due to lower home office and web related expenses, which more than offset the increase in marketing expense.

On a year-to-date basis, general, administrative and store operating expense decreased by 50 basis points to 27.8% in 2002 from 28.3% in 2001. The decrease in rate for the year-to-date period was due to lower distribution center and web related expenses, along with a decrease in the store payroll rate.

Operating Income

Operating income, expressed as a percentage of net sales, was 6.8% in the second quarter of 2002, an increase of 260 basis points from 4.2% for the same period in 2001. Year-to-date operating income increased to 6.5% in 2002 compared to 4.5% in 2001. The increase in operating income, expressed as a percentage of net sales, for both the quarter and year-to-date periods was due to higher merchandise margins and lower general, administrative and store operating expenses.

Income Taxes

Income tax expense during the second quarter amounted to $3.5 million and $7.4 million for the quarter ending and year to date period ending August 3, 2002, respectively, compared to $2.0 million and $4.5 million for the comparable periods ending August 4, 2001. During the second quarter the income tax provision rate decreased from 40.0% to 38.5% as a result of realigning our corporate operations, including the start up of our direct sourcing initiatives.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities is the primary resource to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash provided by operating activities amounted to $16.0 million for the twenty-six weeks ended August 3, 2002 versus $5.8 million for the comparable period in 2001. The increase in net cash provided by operating activities versus the comparable period in 2001 was due to an increase in net income and depreciation expense and better leveraging of inventory builds via accounts payable.

Investing activities represented capital expenditures, which were primarily for completing construction of the new home office and distribution center, as well as for new and remodeled stores.

Financing activities represented proceeds from the sale of 2.4 million common stock shares, including the inherent repayment of the term loan and employee stock option exercises.

A summary of our working capital position and capitalization follows (in thousands):


                                                                      August 3,        February 2,
                                                                        2002               2002
                                                                   ---------------   -------------
               Working capital (inclusive of current portion of
                     long-term debt of $17,500 at
                     February 2, 2002)                               $     67,442      $   23,815
                                                                   ===============   ==============
               Capitalization:
                  Long-term debt                                               -           32,500
                  Shareholders' equity                                    219,850         128,209
                                                                   ---------------   --------------
               Total capitalization                                  $    219,850      $  160,709
                                                                   ===============   ==============
               Amounts authorized under revolving portion
                  of credit facility                                 $     50,000      $   50,000
                                                                   ===============   ==============

In August 1999, we entered into a five-year, $100 million collateralized Credit Facility. The Credit Facility consisted of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Credit Facility's interest rates, which reflect matrix pricing, are based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan was interest only until the end of the third year at which time the amortization of the outstanding principle balance would begin. The Credit Facility contains customary representations and warranties as well as certain affirmative, negative and financial covenants.

On May 24, 2002, the Company received net proceeds from the sale of 2.4 million shares of its common stock of $73.6 million. On that day, the Company paid off the entire $50 million term loan under the Credit Facility. The $50 million revolving loan commitment under the Credit Facility remains in effect and is available to the Company for future business purposes.

No amounts were borrowed against the $50 million revolving credit commitment during the twenty-six weeks ended August 3, 2002.

Capital Expenditures

Capital expenditures totaled $28.4 million for the twenty-six weeks ended August 3, 2002 compared to $23.6 million for the comparable period of 2001. 2002 capital expenditures included $8.2 million for new and remodeled stores, $6.7 million for the new distribution center and $13.5 million for the new home office and other items. We anticipate spending approximately $40 million in 2002 for capital expenditures including the construction of 50 to 55 new Limited Too stores, at least five new mishmash stores and the remodeling or expansion of approximately ten stores identified for remodeling. Our store expansion and remodel program should add 210,000 to 220,000 gross square feet during 2002, representing an 11% to 12% increase over year-end 2001. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that impact the amounts reported in the Company's consolidated financial statements and related notes. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets and sales returns. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from management's estimates. Management believes the following estimates and assumptions are most significant to reporting the Company's results of operations and financial position.

Inventories - Inventories are valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value and cost of inventories. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, all of which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. The Company calculates inventory valuations on an individual item-class basis to ensure a high degree of accuracy in estimating the cost. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

Long-Lived Assets - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Service lives are established for store assets ranging from 5 to 10 years for building improvements and 3 to 10 years for other property and equipment. Property and equipment at the home office and distribution center is assigned service lives between 5 and 20 years. The distribution center and home office buildings are depreciated over 40 years. Assets are reviewed on an annual basis for impairment, and based on management's judgment, are written down to the estimated fair value based on anticipated future cash flows.

Sales Returns - Sales are recorded when the customer takes possession of merchandise. A reserve is provided for projected merchandise returns based on prior experience.

Recent Accounting Pronouncements

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of the provisions of this statement related to the recission of Statement 4 will not have a significant effect on the Company's results of operations or its financial position. The adoption of the other provisions of this statement did not have a material impact on the Company's consolidated financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in EITF Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a significant impact on its results of operations or financial position.

Safe Harbor Statement Under The Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Management's Discussion and Analysis or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Management's Discussion and Analysis relating to anticipated capital expenditures in 2002 for new stores, the remodeling or expansion of existing stores and the related funding thereof. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Management's Discussion and Analysis or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Form 10-K, filed April 29, 2002, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 4. Matters Submitted to a Vote of Security Holders

The 2002 annual meeting of stockholders was held on Tuesday, May 21, 2002, at 9:00 a.m. Eastern Time at our corporate offices, located at 8323 Walton Parkway, New Albany, Ohio.

  ELECTION OF DIRECTORS         FOR         AGAINST      WITHHELD     RESULTS
 -----------------------   ------------    ---------   ------------  ---------

 Philip E. Mallott          28,456,414         -         1,050,039    Elected
 Michael W. Rayden          21,705,829         -         7,800,624    Elected

Item 6. Exhibits

(a)     Exhibits

        15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

        99.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On May 13, 2002, the Company filed a current report on Form 8-K that announced the Company's first quarter results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TOO, INC.
                               (Registrant)

                               By /s/  Kent A. Kleeberger
                                  ---------------------------------
                               Kent A. Kleeberger,
                               Executive Vice President, Chief Operating Officer and Chief Financial Officer
                               (duly authorized officer and Principal
                               Financial and Accounting Officer)

Date: September 11, 2002

                                  CERTIFICATION

I, Michael Rayden, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Too, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002

                                        /s/ Michael Rayden
                                        -------------------------
                                        Michael Rayden
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors

                                  CERTIFICATION

I, Kent Kleeberger, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Too, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 11, 2002


                                     /s/ Kent A. Kleeberger
                                     --------------------------
                                     Kent A. Kleeberger
                                     Executive Vice President, Chief Operating
                                     Officer and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
No.       Document

15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

99.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.