Form 10-Q
period 2002-11-02
TOO INC
filed 2002-12-13
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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

                                Yes X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock         Outstanding at December 9, 2002
          ------------         --------------------------------

         $.01 Par Value                34,090,811 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
PART I.  Financial Information

 Item 1. Financial Statements

    Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks Ended
         November 2, 2002 and November 3, 2001 ...................................................          3

    Consolidated Balance Sheets
         November 2, 2002 and February 2, 2002 ...................................................          4

    Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
         November 2, 2002 and November 3, 2001 ...................................................          5

    Notes to Consolidated Financial Statements ...................................................          6

    Report of Independent Accountants ............................................................         11

 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition ...         12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk ..............................         17

 Item 4. Controls and Procedures .................................................................         17


PART II. Other Information

 Item 1. Legal Proceedings .......................................................................         17

 Item 6. Exhibits and Reports on Form 8-K ........................................................         18

 Signature .......................................................................................         19

 Certifications ..................................................................................         20

 Exhibit Index ...................................................................................         22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (unaudited, in thousands except per share amounts)

                                                  Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                               --------------------------    --------------------------
                                               November 2,    November 3,    November 2,    November 3,
                                                  2002           2001           2002           2001
                                               -----------    -----------    -----------    -----------
    Net sales                                  $   164,629    $   148,763    $   464,468    $   410,888
       Costs of goods sold, buying and
           occupancy costs                         105,608         97,381        302,479        273,569
                                               -----------    -----------    -----------    -----------
    Gross income                                    59,021         51,382        161,989        137,319
       General, administrative and store
           operating expenses                       41,606         37,968        125,029        112,204
                                               -----------    -----------    -----------    -----------
    Operating income                                17,415         13,414         36,960         25,115
       Interest (income) expense, net                 (121)            74            648            583
                                               -----------    -----------    -----------    -----------
    Income before income taxes                      17,536         13,340         36,312         24,532
       Provision for income taxes                    6,700          5,300         14,100          9,800
                                               -----------    -----------    -----------    -----------
    Net income                                 $    10,836    $     8,040    $    22,212    $    14,732
                                               ===========    ===========    ===========    ===========

    Earnings per share:

       Basic                                   $      0.32    $      0.26    $      0.67    $      0.48
                                               ===========    ===========    ===========    ===========

       Diluted                                 $      0.31    $      0.25    $      0.65    $      0.46
                                               ===========    ===========    ===========    ===========

    Weighted average common shares:

       Basic                                        34,061         31,042         32,990         30,931
                                               ===========    ===========    ===========    ===========

       Diluted                                      34,903         32,131         33,980         31,882
                                               ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                             November 2,  February 2,
                                                                                2002         2002
                                                                             -----------  -----------
                                                                             (unaudited)
                                     ASSETS
 Current Assets:
      Cash and equivalents                                                   $    88,227  $    63,538
      Receivables                                                                  3,502        2,547
      Inventories                                                                 55,698       44,537
      Store supplies                                                              11,263       10,357
      Other                                                                        1,360        2,409
                                                                             -----------  -----------
 Total current assets                                                            160,050      123,388
 Property and equipment, net                                                     145,940      126,415
 Deferred income taxes                                                            14,262       14,786
 Other assets                                                                      1,140          988
                                                                             -----------  -----------
 TOTAL ASSETS                                                                $   321,392  $   265,577
                                                                             ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
      Current portion long-term debt                                         $         -  $    17,500
      Accounts payable                                                            25,640       23,341
      Accrued expenses                                                            46,069       39,036
      Income taxes payable                                                        11,438       19,696
                                                                             -----------  -----------
 Total current liabilities                                                        83,147       99,573

 Long-term debt, less current portion                                                  -       32,500
 Other long-term liabilities                                                       7,754        5,295

 Commitments and contingencies

 SHAREHOLDERS' EQUITY
 Preferred stock, 50 million shares authorized                                         -            -
 Common stock, $.01 par value, 100 million shares
      authorized,  34.1 million and 31.3 million issued and
      outstanding at November 2, 2002 and February 2, 2002, respectively             341          313
 Paid in capital                                                                 115,380       35,338
 Retained earnings                                                               114,770       92,558
                                                                             -----------  -----------
 Total shareholders' equity                                                      230,491      128,209
                                                                             -----------  -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   321,392  $   265,577
                                                                             ===========  ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                          Thirty-Nine Weeks Ended
                                                                       ------------------------------
                                                                        November 2,      November 3,
                                                                           2002             2001
                                                                       -------------    -------------
         Cash flows from operating activities:
            Net income                                                 $      22,212    $      14,732

         Impact of other operating activities on cash flows:
            Depreciation and amortization                                     14,248           13,621

            Changes in assets and liabilities:
               Inventories                                                   (11,161)         (12,868)
               Accounts payable and accrued expenses                           9,921            6,539
               Income taxes                                                   (5,896)          (2,132)
               Other assets                                                      722           (2,153)
               Other liabilities                                               2,459            1,111
                                                                       -------------    -------------

               Net cash provided by operating activities                      32,505           18,850
                                                                       -------------    -------------

         Investing activities:
            Capital expenditures                                             (36,047)         (54,030)
                                                                       -------------    -------------

               Net cash used for investing activities                        (36,047)         (54,030)
                                                                       -------------    -------------

         Financing activities:
            Net proceeds from issuance of common stock                        73,394                -
            Repayment of term loan                                           (50,000)               -
            Stock options, restricted stock and other equity changes           4,837            4,428
                                                                       -------------    -------------

               Net cash provided by financing activities                      28,231            4,428
                                                                       -------------    -------------

            Net increase (decrease) in cash and equivalents                   24,689          (30,752)

         Cash and equivalents, beginning of period                            63,538           54,788
                                                                       -------------    -------------

               Cash and equivalents, end of period                     $      88,227    $      24,036
                                                                       =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    TOO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.       BASIS OF PRESENTATION

         Too, Inc. (referred to herein as "Too" or "the Company") is the operator of two specialty retailing businesses, Limited Too and mishmash. Limited Too sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. mishmash, launched by the Company in late September 2001, sells cosmetics, sportswear, intimate apparel and footwear to young women ages fourteen to nineteen. The assortment also includes accessories, jewelry, room decor furnishings and lifestyle products. Goldmark, a 50% joint venture with Angus & Coote (Holdings) Limited, was launched in late October 2002. Goldmark offers real gold and sterling silver jewelry, watches, diamond rings and body jewelry to men and women ages 15 to 30. The consolidated financial statements include the accounts of Too, Inc. and its wholly owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis.

         The accompanying unaudited interim consolidated financial statements as of November 2, 2002 and for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of November 2, 2002, and for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

2.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method.

         The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                         Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                    -----------------------------   -----------------------------
                                                     November 2,     November 3,     November 2,     November 3,
                                                        2002            2001            2002            2001
                                                    -------------   -------------   -------------   -------------
         Net income                                 $      10,836   $       8,040   $      22,212   $      14,732
                                                    =============   =============   =============   =============

         Weighted average common shares - basic            34,061          31,042          32,990          30,931
         Dilutive effect of stock options
              and restricted stock                            842           1,089             990             951
                                                    -------------   -------------   -------------   -------------
         Weighted average common shares - diluted          34,903          32,131          33,980          31,882
                                                    =============   =============   =============   =============

         Due to the options' strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. In fiscal 2002, options to purchase 853,000 and 140,700 common shares were not included in the computation of net income per diluted share for the thirteen and thirty-nine weeks ended November 2, 2002, respectively. In fiscal 2001, options to purchase 150,000 and 215,400 common shares were not included in the computation of net income per diluted share for the thirteen and thirty-nine weeks ended November 3, 2001, respectively.

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

4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, at cost, consisted of (in thousands):

                                                            November 2,      February 2,
                                                               2002             2002
                                                           -------------    -------------
         Land                                              $       8,041    $       7,797
         Buildings                                                41,266                -
         Furniture, fixtures and equipment                       134,114          105,554
         Leasehold improvements                                   38,717           45,408
         Construction-in-progress                                  5,744           49,069
                                                           -------------    -------------
         Total                                                   227,882          207,828

         Less: accumulated depreciation and amortization         (81,942)         (81,413)
                                                           -------------    -------------

         Property and equipment, net                       $     145,940    $     126,415
                                                           =============    =============

5.       RELATIONSHIP WITH THE LIMITED

         In connection with the August 23, 1999 Spin-off, the Company entered into a service agreement with Limited Logistics Services (formerly known as Limited Distribution Services), a wholly owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the Spin-off. Most of the merchandise and related materials for the Company's stores were shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise was received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributed merchandise and related materials using common and contract carrier s to the Company's stores. Inbound freight was charged to Too based upon actual receipts and related charges, while outbound freight was charged based on a percentage of cartons shipped. Beginning in February 2002, the Company began operating its own distribution center and subsequently terminated the service agreement in mid 2002.

         Our main office was owned by Distribution Land Corp., a wholly owned subsidiary of the Limited, and leased to us with a lease term expiring in August 2002. In April 2002, the Company completed construction of its new home office and terminated the aforementioned lease.

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

         Amounts payable to The Limited, including merchandise payables to Mast Industries, approximated $6.6 and $8.0 million at November 2, 2002 and February 2, 2002, respectively.

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

         The $50 million revolving loan commitment is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the Credit Facility is based on matrix pricing applied to either the London Interbank Offered Rate or Prime, as defined in the agreement. A commitment fee based on matrix pricing is charged on the unused portion of the revolving loan commitment. The commitment fee is up to 1/2 of 1% of the unused revolving credit commitment per annum. Under the terms of the Credit Facility, the Company is required to comply with certain covenants including financial ratios. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends. The Company is in compliance with all applicable terms of the Credit Facility. As of November 2, 2002, there were no amounts outstanding under the revolving portion of the Credit Facility.

         On May 24, 2002, the Company paid off the entire $50 million term loan due under the Credit Facility. The $50 million revolving loan commitment under the Credit Facility remains in effect and is available to the Company for future business purposes.

         Interest expense, including financing fees, amounted to $239,000 for the thirteen weeks ended November 2, 2002. Interest expense was more than offset by interest income of $360,000 for the quarter. Interest expense and interest income amounted to $916,000 and $842,000, respectively, for the thirteen weeks ended November 3, 2001. For the thirty-nine weeks ended November 2, 2002 and November 3, 2001, interest expense amounted to $2,161,000 and $2,983,000 respectively, and interest income amounted to $1,513,000 and $2,400,000, respectively.

7.       ADVERTISING BARTER TRANSACTIONS

         During fiscal year 2002, the Company entered into advertising barter transactions whereby advertising space was allotted to third-parties in the Company's catalog in exchange for production of Limited Too television commercials, airtime and other advertising. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." EITF 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity's own historical practice of receiving cash for similar advertising. No revenues or expenses were recorded for the thirteen and thirty-nine weeks ended November 2, 2002.

8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of the provisions of this statement related to the rescission of Statement 4 will not have a significant effect on the Company's results of operations or its financial position. The adoption of the other provisions of this statement did not have a material impact on the Company's consolidated financial statements.

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

9.       COMMON STOCK FINANCING

         On April 29, 2002, the Company filed a registration statement on Form S-3, File Number 333-87188, with the Securities and Exchange Commission to sell up to 2.8 million shares of its common stock.

         On May 24, 2002, the Company sold 2.4 million shares of its common stock, resulting in net proceeds of $73.4 million. On that day, the Company paid off the entire $50 million term loan due under the Credit Facility and the remaining proceeds from the sale of common stock will be used for general corporate purposes. The $50 million revolving loan commitment under the Credit Facility remains in effect and is available to the Company for future business purposes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of November 2, 2002, and the related consolidated statements of income for each of the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 and the consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2002 and November 3, 2001. These financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
November 13, 2002

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the thirteen weeks ended November 2, 2002 were $164.6 million, an increase of 11% from $148.8 million for the comparable period of 2001. Gross income increased 15% to $59.0 million from $51.4 million in 2001 and operating income rose 30% to $17.4 million from $13.4 million in 2001. Net income increased 35% to $10.8 million from $8.0 million in 2001. Diluted earnings per share increased 24% to $.31, versus $.25 in 2001.

Net sales for the thirty-nine weeks ended November 2, 2002 were $464.5 million, an increase of 13% from $410.9 million for the comparable period of 2001. Gross income increased 18% to $162.0 million from $137.3 million in 2001 and operating income rose 47% to $37.0 million from $25.1 million in 2001. Net income increased 51% to $22.2 million from $14.7 million in 2001. Diluted earnings per share increased to $.65, a 41% increase, versus diluted earnings per share of $.46 in 2001.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen and thirty-nine weeks ended November 2, 2002, to the comparable 2001 period:

                                                          Thirteen Weeks Ended                      Thirty-nine Weeks Ended
                                             ----------------------------------------   -------------------------------------------
                                              November 2,      November 3,     Percent   November 2,    November 3,         Percent
                                                2002             2001           Change      2002           2001              Change
                                             ----------------------------------------   -------------------------------------------
Net sales (millions)                           $ 164.6         $ 148.8          11%      $ 464.5         $  410.9             13%


Comparable store sales performance/(1)/             (1%)             5%                        1%               1%

Retail sales per average square foot/(2)/      $    80  /(3)/  $    83  /(3)/   (4%)     $   233  /(3)/  $    233   /(3)/      0%
Retail gross square feet at end of
  quarter (thousands)                            2,041  /(3)/    1,850  /(3)/   10%


Stores with "Girl Power" format                    264             206
Percentage of Limited Too stores in
  "Girl Power" format                               53%             46%

Number of Stores:
-----------------

Limited Too:
Beginning of period                                484             422                       459              406
  Opened                                            15              30                        42               47
  Closed                                            (2)              -                        (4)              (1)
                                               -----------------------                   ------------------------
End of period                                      497             452                       497              452
                                               =======================                   ========================

mishmash                                            11               6                        11                6
                                               =======================                   ========================


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

  (3)  Amounts exclude mishmash stores.

Net Sales

Net sales for the third quarter of 2002 increased 11% to $164.6 million from $148.8 million in 2001. Comparable store sales were -1% for the third quarter of 2002 compared to 5% comparable store sales during the third quarter of 2001. Net sales benefited from a 10% year on year increase in Limited Too square footage.

Year-to-date net sales were $464.5 million, a 13% increase over 2001 year-to-date sales of $410.9. The increase was due to the net addition of 38 new Limited Too stores. Also, comparable store sales rose 1% on a year-to-date basis.

The best performing merchandise categories during the thirteen and thirty-nine weeks ended November 2, 2002 were cut and sewn casual tops, active bottoms, denim and skirts. During the quarter, a good sales performance was turned in by the non-apparel areas led by innerwear, candy and toys, as well as lifestyle accessories.

Gross Income

Gross income, expressed as a percentage of net sales, was 35.9% for the third quarter of 2002, an increase of 140 basis points from a gross income rate of 34.5% for the third quarter of 2001. This rate increase was due to higher initial mark-ups and a lower markdown rate.

For the year-to-date period, the gross income rate increased 150 basis points to 34.9% from 33.4% in 2001. Higher initial mark-ups and a lower markdown rate more than offset costs associated with increased catalog circulation.

General, Administrative and Store Operating Expenses

General, administrative and store operating expense, expressed as a percentage of net sales, was 25.3% for the third quarter of 2002, a decrease of 20 basis points from a rate of 25.5% for the third quarter of 2001. This rate decrease was primarily due to lower distribution center costs, and lower store expenses as a rate to sales, which more than offset the increase in marketing and home office expenses.

On a year-to-date basis, general, administrative and store operating expense decreased by 40 basis points to 26.9% in 2002 from 27.3% in 2001. The decrease during the year-to-date period was due to lower distribution center, catalog and web related expenses, along with a decrease in the store payroll rate.

Operating Income

Operating income, expressed as a percentage of net sales, was 10.6% in the third quarter of 2002, an increase of 160 basis points from 9.0% for the same period in 2001. The year-to-date operating income rate increased to 8.0% in 2002 compared to 6.1% in 2001. The increase in the operating income rate for both the quarter and year-to-date periods was due primarily to higher merchandise margins and lower general, administrative and store operating expenses expressed as a percentage of sales.

Income Taxes

Income tax expense during the third quarter amounted to $6.7 million and $14.1 million for the quarter ending and year to date period ending November 2, 2002, respectively, compared to $5.3 million and $9.8 million for the comparable periods ending November 3, 2001. During the second quarter, the income tax provision rate decreased from 40.0% to 38.5% as a result of realigning our corporate operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities provides the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash provided by operating activities amounted to $32.5 million for the thirty-nine weeks ended November 2, 2002 versus $18.9 million for the same period in 2001. The increase in net cash provided by operating activities versus the comparable period in 2001 was due to an increase in net income, accounts payable and accrued expenses, as well as lower inventory levels. These items more than offset the decrease in income taxes payable.

Investing activities represented capital expenditures, which were primarily for new and remodeled stores, as well as progress payments on the construction of our new home office and distribution center. Capital expenditures on the home office and distribution center amounted to $15.2 million and $6.8 million, respectively.

Financing activities represented the issuance of restricted stock, proceeds from the issuance of 2.4 million shares of common stock and the corresponding repayment of the term loan, along with the proceeds from employee stock option exercises.

A summary of our working capital position and capitalization follows
(thousands).

                                                                    November 2,       February 2,
                                                                       2002               2002
                                                                  -------------      -------------
               Working capital, including current portion of
                  long-term debt of $0 and $17,500 at
                  November 2, 2002 and February 2, 2002,
                  respectively                                     $    76,903        $    23,815
                                                                   ===========        ===========

               Capitalization:
                  Long-term debt                                             -             32,500
                  Shareholders' equity                                 230,491            128,209
                                                                   -----------        -----------
               Total capitalization                                $   230,491        $   160,709
                                                                   ===========        ===========

               Amounts authorized under revolving portion
                  of credit facility                               $    50,000        $    50,000
                                                                   ===========        ===========

In August 1999, we entered into a five-year, $100 million collateralized Credit Facility. The Credit Facility consisted of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Credit Facility's interest rates, which reflect matrix pricing, are based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan was interest only until the end of the third year at which time the amortization of the outstanding principle balance would have begun. The Credit Facility contains customary representations and warranties as well as certain affirmative, negative and financial covenants.

On May 24, 2002, the Company sold 2.4 million shares of its common stock, resulting in net proceeds of $73.4 million. On that day, the Company paid off the entire $50 million term loan due under the Credit Facility and the remaining proceeds from the sale of common stock will be used for general corporate purposes. The $50 million revolving loan commitment under the Credit Facility remains in effect and is available to the Company for future business purposes.

No amounts were borrowed against the $50 million revolving credit commitment during the thirty-nine weeks ended November 2, 2002.

Capital Expenditures

Capital expenditures totaled $36.0 million for the thirty-nine weeks ended November 2, 2002 compared to $54.0 million for the comparable period of 2001. The decrease is primarily due to costs the Company incurred in 2001 for the construction of the new distribution center and home office. 2002 capital expenditures included $14.0 million for new and remodeled stores, $6.8 million for the new distribution center and $15.2 million for the new home office and other items. We anticipate spending under $40 million in 2002 for capital expenditures including the construction of approximately 56 new Limited Too stores, five new mishmash stores and the remodeling of approximately nine stores. Our store expansion and remodel program should add 210,000 to 220,000 gross square feet during 2002, representing an 11% to 12% increase over year-end 2001. The Company expects that capital expenditures will be funded principally by net cash provided by operating activities.

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

Inventories - Inventories are valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value and cost of inventories. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, all of which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. The Company calculates inventory costs on an individual item-class basis to ensure a high degree of accuracy in estimating the cost. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

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

Recently Issued Accounting Pronouncements

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

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of the provisions of this statement related to the rescission of Statement 4 will not have a significant effect on the Company's results of operations or its financial position. The adoption of the other provisions of this statement did not have a material impact on the Company's consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes the Company's exposure to interest rate and market risk associated with financial instruments is not material in as much as there is no outstanding debt.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Since the date of our evaluation to the filing date of this Quarterly Report on Form 10-Q, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

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

       None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TOO, INC.
                                    (Registrant)

                                    By /s/ Kent A. Kleeberger
                                       ----------------------
                                    Kent A. Kleeberger
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (duly authorized officer and Principal
                                    Financial and Accounting Officer)

Date: December 13, 2002

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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002

                                        /s/  Michael Rayden
                                        ---------------------
                                        Michael Rayden
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors

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

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material inf ormation relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 13, 2002

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