Form 10-K
period 2003-02-01
TOO INC
filed 2003-04-09
CIK 1085482

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003
                                 ---------------

    ( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-14987
                                                 -------

                                    TOO, INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  31-1333930
-------------------------------------- ----------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification Number)

                   8323 WALTON PARKWAY, NEW ALBANY, OHIO 43054
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code 614-775-3500
                                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

         Title of each class                   Name of each exchange on which registered
    -----------------------------              -----------------------------------------
    Common Shares, $.01 par value                         New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None
           -----------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                     YES    X      NO
                                          ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                     YES    X      NO
                                          ----        ----

The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 3, 2002 was $752,491,885. There were 34,145,694 shares of the Registrant's common stock outstanding at March 24, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders scheduled for May 20, 2003 are incorporated by reference into Part III.


PART I


ITEM  1.       BUSINESS

THE COMPANY

Too, Inc. (hereafter referred to as "Too" or the "Company") is a rapidly growing operator of two specialty retailing businesses, Limited Too and mishmash. Limited Too sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting girls ages seven to fourteen years. mishmash, launched by the Company in late September 2001, sells sportswear, cosmetics, intimate apparel and footwear to young women ages fourteen to nineteen. The assortment also includes accessories, jewelry, room decor furnishings and lifestyle products. Goldmark, a 50% joint venture with Angus & Coote (Holdings) Limited, was launched in late October 2002. Goldmark offers real gold and sterling silver jewelry, watches, diamond rings and body jewelry to men and women ages 15 to 29. The Company designs, sources and markets products under the proprietary "Limited Too" and "mishmash" brand names. Prior to the August 1999 Spin-off, the Company was a wholly-owned subsidiary of The Limited, Inc. ("The Limited").

In 1987, The Limited established "Limited Too" brand stores adjacent to or as departments within The Limited stores to provide similar apparel to young girls, and also apparel for infants and toddlers. From 1987 to the end of fiscal 1995, we expanded our locations from two stores to 288 stores. In 1996, a new management team recognized that its core customer had her own emerging sense of style and revised our strategy to focus on girls seven to fourteen years of age as our target customer group. Since then, we have implemented an aggressive store opening campaign to capitalize on our business strengths and have grown our Limited Too store base from 308 stores at the end of fiscal 1996 to 510 stores in 46 states and Puerto Rico at the end of fiscal 2002.

In 1999, the Board of Directors of The Limited approved a plan to distribute to its shareholders all of the outstanding common shares of Too, Inc. Effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too on the basis of one share of Too common stock for each seven shares of The Limited common stock (the "Spin-off"). The Spin-off resulted in 30.7 million shares of Too common stock initially outstanding as of August 23, 1999. As a result of the Spin-off, the Company became an independent, separately traded, public company. In connection with the Spin-off, Too and The Limited entered into various agreements which covered certain aspects of our past and ongoing relationships with The Limited.

DESCRIPTION OF OPERATIONS

Limited Too is a specialty retailer of quality apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Our target customers are active, creative and image-conscious, enjoy shopping and want to describe themselves as "fun" and "cool". We believe our target customers want a broad assortment of merchandise for their range of dressing occasions, including school, leisure activities or special occasions. We continually update our merchandise assortment, which includes non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics and lifestyle furnishings for her room.

To attract our target customers, we create an in-store atmosphere that is visually appealing and provides an enjoyable, safe and exciting shopping experience. We design our stores to provide a "theme park" destination in the mall and to encourage our customers to touch and sample our products. All of our stores contain a wide variety of merchandise for a "one-stop shopping" experience, which has been specifically designed to embody "a store for her" theme. Our stores feature colorful storefront windows, light displays, photographic sticker booths, gumball machines, and eye-catching photographs. Additionally, all stores opened or remodeled since mid-1997 are under the "Girl Power" format which further enhances the shopping experience.

Our merchandise includes:

- casual clothing, such as jeans and other jeanswear and bottoms, knit tops and T-shirts containing our brand name and other graphics, dresses and outerwear

- accessories, such as costume jewelry, hair ornaments, slippers, key chains, wallets, backpacks, purses, watches and shoes

- lifestyle products, such as bedroom furnishings, music, stationery and candy

- personal care products under our "Allie" line, such as glitter cosmetics and toiletries

-    add-ons, such as underwear, sleepwear and swimwear

Currently located in thirteen select centers throughout the United States, mishmash is our specialty retail brand addressing the specific needs of young women ages 14 to 19. The store design is "retro-cool" and is inspired by the colors and sensations of Miami's South Beach. We offer a breadth of products, including cosmetics, sportswear, intimate apparel and footwear, that enable our teen customer to express her distinct personality and tastes.

Angus & Coote (Holdings) Limited and Too formed a joint venture in late fiscal 2002 to launch the Goldmark brand in the U.S. Goldmark offers fashionable jewelry to its target customer, 15 to 29 year-olds who are impulsive, energetic and love to shop. Its real gold and sterling silver jewelry, watches, diamond rings and body jewelry that represents the fresh, "must have" product that mirrors the latest apparel fashion trends.

PRODUCT DEVELOPMENT

We develop substantially all of our Limited Too and mishmash merchandise assortment through internal design groups, which allows us to create a vast array of exclusive merchandise under our proprietary brands while bringing our products to market expediently. Additionally, because our merchandise is sold exclusively in our own stores, we are able to control the presentation and pricing of our merchandise and provide a higher level of customer service.

SOURCING

We use a variety of sourcing arrangements. We purchased merchandise from approximately 466 suppliers during fiscal 2002. Historically, our largest apparel supplier has been Mast Industries, Inc., a wholly-owned subsidiary of The Limited. Mast Industries supplied approximately 24% of the merchandise that we purchased in 2002. We believe that all transactions that we have entered into with Mast Industries have been on terms consistent with an arm's length basis since we have consistently treated them as if they were a third party. We were not, and will not be, obligated to source products through Mast Industries.

We source a significant amount of our merchandise from foreign factories located primarily in the "Pacific Rim." We do not have any long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Additionally, as we may enter into manufacturing contracts in advance of the selling season, we may be subject to shifts in demand for certain or all of our products. The Company's business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues. During fiscal 2002, we opened our first direct sourcing office in Hong Kong. This will allow us to bypass agents, brokers and middlemen as we establish increased direct relationships with factories and reduce our sourcing costs. While our direct sourcing purchases were nominal in fiscal 2002, we expect to directly source 10% of our apparel purchases in fiscal 2003. We plan to source primarily from factories with which we have pre-existing relationships, and only on basic items.

DISTRIBUTION

In connection with the August 1999 Spin-off, we entered into a services agreement with Limited Logistics Services, a wholly-owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the date of Spin-off. Historically, most of the merchandise and related materials for the Company's stores were shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise was received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributed merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight was charged to Too based upon actual receipts and related charges, while outbound freight was charged based on a percentage of cartons shipped. On February 15, 2002, we opened our own, newly constructed 470,000 square foot distribution center in Etna Township, Ohio and cancelled our contractual arrangement.

INVENTORY MANAGEMENT

The Company's approach to inventory management emphasizes rapid turnover of a broad assortment of outfits and taking markdowns where required to keep merchandise fresh and current with fashion trends. Our policy is to maintain sufficient quantities of inventory on hand in our retail stores and distribution center so that we can offer customers a full selection of current merchandise.

SEASONALITY

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas holiday selling periods. During fiscal year 2002, the highest inventory level approximated $67.0 million at the November 2002 month-end and the lowest inventory level approximated $32.5 million at the May 2002 month-end. Merchandise sales are predominantly paid for by cash, personal check or credit cards.

STORES

At the end of fiscal 2002, the Company operated 510 Limited Too and 12 mishmash stores in 46 states and Puerto Rico. The following table shows the number of retail stores operated by the Company over the past five fiscal years.

                                                                        FISCAL  YEARS ENDED
                                        -----------------------------------------------------------------------------------
                                         FEBRUARY 1,       FEBRUARY 2,      FEBRUARY 3,         JANUARY 29,     JANUARY 30,
                                            2003              2002             2001                2000            1999
                                        ------------       -----------      -----------         -----------     -----------
Limited Too:

Number of stores:
  Beginning of year                          459               406               352               319               312
  Opened                                      56                57                58                42                10
  Closed                                      (5)               (4)               (4)               (9)               (3)
                                        -----------------------------------------------------------------------------------
                                             510               459               406               352               319
                                        ===================================================================================

Stores remodeled                               9                 6                10                18                15

Stores in Girl Power format                  280               216               156                89                29
% in Girl Power format                        55%               47%               38%               25%                9%

Total square feet at period end            2,091             1,881             1,669             1,441             1,281
  (thousands)
Average store size at period end           4,100             4,098             4,111             4,094             4,015
  (square feet)
Annual sales per average square             $319              $336              $341              $329              $299
  foot

Number of mishmash stores                     12                 7                --                --                --

Additional information about the Company's business, including its revenues and profits for the last three years, plus gross square footage is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7.

TRADEMARKS AND SERVICE MARKS

The Company owns trademarks and service marks, including mishmash, used to identify our merchandise and services, other than our brand name, Limited Too. Many of these marks are registered with the U.S. Patent and Trademark Office. These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations. However, we may choose not to renew a registration of one or more of our merchandise marks if we determine that the mark is no longer important to our business.

We also conduct business in foreign countries, principally because a substantial portion of our merchandise is manufactured outside the United States. We have registered marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

A wholly-owned subsidiary of The Limited owns the brand name "Limited Too," which is registered in the United States and in numerous foreign countries. This subsidiary licenses the brand name, royalty-free, to one of our wholly-owned subsidiaries. In connection with the Spin-off, these subsidiaries entered into a trademark and service mark licensing agreement that allows the Company to operate under the "Limited Too" brand name in connection with our 'tween business. The agreement is for an initial term of five years after the Spin-off, renewable annually thereafter at our option.

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

ASSOCIATE RELATIONS

On February 1, 2003, the Company employed approximately 8,800 associates (none of whom were parties to a collective bargaining agreement), approximately 6,400 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the back-to-school and Christmas holiday shopping seasons.

AVAILABLE INFORMATION

Beginning with our Form 10-Q filed December 13, 2002, the Company provides free of charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, through our website, www.limitedtoo.com, as soon as reasonably practicable after such reports are electronically filed with the Securities Exchange Commission.

ITEM 2. PROPERTIES

Our home office facilities are located in New Albany, Ohio, within 10 miles of our previous headquarters in Columbus, Ohio. In February 2002 we transitioned our distribution operations to our new distribution center in Etna Township, Ohio, within 15 miles of our new home office facilities. Our new distribution center is approximately 470,000 square feet. We own both our new distribution center and home office facilities.

As of February 1, 2003, we operated 510 Limited Too and 12 mishmash stores, which are located primarily in shopping malls throughout the United States. Of these stores, 420 were leased directly from third parties -- principally shopping mall developers -- and 102 are governed by leases where the primary tenant is The Limited or an affiliate of The Limited. Of the 420 stores directly leased, 48 are guaranteed by The Limited. Our leases expire at various dates between 2003 and 2013. In fiscal 2002, total store rent was $50.7 million. Minimum rent commitments under non-cancelable leases as of February 1, 2003 total $55.7 million, $54.0 million, $48.6 million, $41.8 million and $32.6 million for fiscal years 2003 through 2007, respectively, and $122.0 million thereafter.

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

ITEM 3.  LEGAL PROCEEDINGS

There are various claims, lawsuits and other legal actions pending for and against Too incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on Too's results of operations, cash flows or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Too, Inc. shares are traded on the New York Stock Exchange under the trading symbol "TOO". At March 24, 2003, the Company had approximately 16,082 shareholders of record. The Company has not paid any dividends on its common stock and does not intend to pay any dividends in the foreseeable future.

Information concerning the market price of the Company's common stock for fiscal 2002 is set forth in Note 14 to the Consolidated Financial Statements in ITEM 8.

ITEM 6.  SELECTED FINANCIAL DATA
(in thousands, except per share data, number of stores and annual sales per average square foot)

                                                                                FISCAL YEAR ENDED
                                               ---------------------------------------------------------------------------------
                                               FEBRUARY 1,        FEBRUARY 2,       FEBRUARY 3,      JANUARY 29,     JANUARY 30,
                                                  2003               2002              2001 (1)        2000            1999
                                               ---------------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
  Net sales                                    $ 647,455          $ 602,689         $ 545,040       $ 450,426       $ 374,637
  Gross income (2)                               237,449            217,522           192,581         158,189         122,908
  General, administrative and store
    operating expenses                           160,194            150,976           137,285         115,734          95,027
  Operating income                                77,255             66,546            55,296          42,455          27,881
  Net income                                      47,338             39,563            32,245          24,576          16,681
  Earnings per share - basic                   $    1.42          $    1.28         $    1.05       $    0.80       $    0.54
  Earnings per share - diluted                 $    1.38          $    1.23         $    1.02       $    0.79       $    0.54
BALANCE SHEET DATA:
  Cash                                         $ 101,300          $  63,538         $  54,788       $  59,984       $     987
  Inventories                                     55,080             44,537            45,715          34,656          27,565
  Total assets                                   347,331            265,577           209,111         178,593          90,769
  Total debt                                          --             50,000            50,000          50,000              --
  Total shareholders' equity                     253,660            128,209            79,711          45,467          50,017
SELECTED OPERATING DATA:
  Comparable store sales increase
    (decrease) (3)(6)                                 (3)%                0%                4%              9%             15%
  Total net sales growth                             7.4%              10.6%             21.0%           20.2%           17.0%
  Gross income rate (4)                             36.7%              36.1%             35.3%           35.1%           32.8%
  Operating income rate (4)                         11.9%              11.0%             10.1%            9.4%            7.4%
  Total number of stores open at
    year end                                         510(7)             459(7)            406             352             319
  Total square feet at year end
    (thousands)                                    2,091(7)           1,881(7)          1,669           1,441           1,281
  Annual sales per average square
    foot (5)                                   $     319(7)       $     336(7)      $     341       $     329       $     299
Net cash provided by operating activities      $  60,708          $  65,457         $  29,209       $  69,547       $  17,361
Capital expenditures                           $  39,739          $  63,598         $  36,308       $  31,424       $  14,294

(1)  Represents the 53-week fiscal year ended February 3, 2001.
(2) Gross income equals net sales less costs of goods sold, buying and occupancy costs.
(3) A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in square feet are treated as new stores for the purpose of this calculation.
(4)  Calculated as a percentage of net sales.
(5) Annual sales per average square foot is the result of dividing net sales for the fiscal year by average gross square feet, which reflects the impact of opening and closing stores throughout the year.
(6) Comparable store sales for fiscal 2000 are for the 52-weeks ended January 27, 2001.
(7)  Amount excludes mishmash stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. For the purposes of the following discussion, unless the context otherwise requires, "Too, Inc.," "Too," "we," "our," "the Company" and "us" refer to Too, Inc. and our wholly-owned subsidiaries.

GENERAL

Since our Spin-off from The Limited in August 1999, we have made solid progress on several of our financial and strategic initiatives designed to improve our financial performance and to build and strengthen our 360-degree brand. During fiscal 2002, we have:

-    increased sales 7% to $647.5 million;

- increased net income 20% to $47.3 million or $1.38 per diluted share versus net income of $39.6 million or $1.23 per diluted share in fiscal 2001;

- mailed 30.1 million "catazines," which not only generated sales into its own channel, but served to drive sales to the stores;

- completed a follow-on common stock offering that generated $73 million and allowed us to eliminate our outstanding debt;

- completed construction on and transitioned to our new home office and distribution center, along with assuming overall responsibility for inbound and outbound logistics;

-    rolled out new point of sale hardware and software to all our stores;

-    opened new sourcing offices in Hong Kong and Guatemala;

-    built a 36-member merchandising team for mishmash;

- started a new jewelry store joint venture with our Australian partner, Angus & Coote (Holdings) Limited.

RESULTS OF OPERATIONS

Our results of operations, expressed as a percentage of sales, follow:

                                                   FISCAL YEAR ENDED
                                        ----------------------------------------
                                        FEBRUARY 1,    FEBRUARY 2,   FEBRUARY 3,
                                           2003           2002        2001 (1)
                                        -----------    -----------   -----------
Net sales                                  100.0%         100.0%         100.0%
  Costs of goods sold, buying and
    occupancy costs                         63.3           63.9           64.7
                                           -----          -----          -----
Gross income                                36.7           36.1           35.3
  General, adminstrative and store
operating expenses                          24.7           25.1           25.2
                                           -----          -----          -----
Operating income                            11.9           11.0           10.1
Interest expense, net                        0.1            0.1            0.3
                                           -----          -----          -----
Income before income taxes                  11.9           10.9            9.9
Provision for income taxes                   4.5            4.4            3.9
                                           -----          -----          -----
Net income                                   7.3%           6.6%           5.9%
                                           =====          =====          =====

(1) Represents the 53-week fiscal year ended February 3, 2001.

Net income increased 20% in fiscal 2002 to $47.3 million or $1.38 per diluted share versus net income of $39.6 million or $1.23 per diluted share in fiscal 2001. An increase in gross income and a reduction, as a percent of sales, in general, administrative and store operating expenses resulted in a 90 basis point improvement in operating income for fiscal 2002.

FINANCIAL SUMMARY

Summarized annual financial data for the last three fiscal years is presented below:

                                                                    FISCAL YEAR ENDED                       % CHANGE
                                                      -------------------------------------------     --------------------
                                                      FEBRUARY 1,      FEBRUARY 2,    FEBRUARY 3,       2001-       2000-
                                                         2003            2002           2001(1)         2002        2001
                                                      -----------      -----------    -----------       ----        ----
Net sales (millions)                                    $ 647.5        $ 602.7        $ 545.0            7 %         11 %

Limited Too:

Comparable store sales increase (decrease) (2) (3)           (3)%            0%             4%
Annual sales per average square foot (4)                $   319        $   336        $   341          (5) %        (1) %
Sales per average store (thousands)                     $ 1,302        $ 1,374        $ 1,418          (5) %        (3) %
Average store size at year end (square feet)              4,100          4,098          4,111           -  %          - %
Total square feet at year end (thousands)                 2,091          1,881          1,669           11 %         13 %
Number of stores:
  Beginning of year                                         459            406            352
    Opened                                                   56             57             58
    Closed                                                   (5)            (4)            (4)
                                                        -------        -------        -------
  End of year                                               510            459            406
                                                        =======        =======        =======

Stores remodeled                                              9              6             10
Stores with "Girl Power" format                             280            216            156
Percentage of stores in "Girl Power" format                  55%            47%            38%

Number of mishmash stores                                    12              7             --

(1)  Represents the 53-week fiscal year ended February 3, 2001.

(2) A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in square feet are treated as new stores for purposes of this calculation.

(3) Comparable store sales for fiscal 2000 are for the 52-weeks ended January 27, 2001.

(4) Annual sales per average square foot is the result of dividing net sales for the fiscal year by average gross square feet, which reflects the impact of opening and closing stores throughout the year.

FISCAL YEAR ENDED FEBRUARY 1, 2003 COMPARED TO FISCAL YEAR ENDED FEBRUARY 2,
2002

NET SALES - Net sales for 2002 increased 7% to $647.5 million from $602.7 million for 2001. The increase was primarily a result of the net addition of 51 Limited Too and 5 mishmash stores, which was partially offset by a 3% decline in comparable store sales. Within merchandise categories, sales of cut and sewn casual tops, active apparel, led by active pants and shorts, and denim jeanswear increased significantly over fiscal 2001. Also, the add-on category (principally innerwear and swimwear) posted solid sales increases. Conversely, casual shorts and casual pants posted sales decreases over prior year.

GROSS INCOME - The gross income rate, expressed as a percentage of net sales, increased to 36.7% in fiscal 2002 from 36.1% for 2001. The increase in rate was primarily attributable to a higher merchandise margin arising from improved initial markups, which were partially offset by an increase in markdowns. This increase in merchandise margin was partially offset by an increase in buying and occupancy costs, expressed as a percentage of net sales, due to increased store occupancy costs and incremental catazine production costs. The Company mailed approximately 30.1 million catazines in fiscal 2002 compared to 21.7 million in 2001.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES - General, administrative and store operating expenses, expressed as a percentage of net sales, decreased to 24.7% from 25.1% for 2001. This decrease was primarily due to lower distribution center expenses, and lower catazine and web fulfillment costs.

OPERATING INCOME - Operating income, expressed as a percentage of net sales, increased to 11.9% for 2002 from 11.0% for 2001. The increase was attributable to higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of sales.

INTEREST EXPENSE, NET - Interest expense, net of interest income, was $517,000 in fiscal 2002 compared to $583,000 in 2001. Interest expense was for the long-term portion of borrowings under the Company's Credit Facility, while interest income was earned on the short-term investment of cash balances. Interest expense was $2.3 million and $3.8 million for fiscal years 2002 and 2001, respectively. The Company paid off the entire amount of the $50 million term loan due under the Credit Facility in May of 2002 (see footnote 6 for more information regarding the Credit Facility). Interest income was $1.8 million and $3.2 million for fiscal years 2002 and 2001, respectively. The decrease in interest income was due to lower interest rates available on short-term securities.

INCOME TAXES - Income tax expense amounted to $29.4 million for 2002 compared to $26.4 million for 2001. The income tax provision rate decreased from 40.0% to 38.3% as a result of realigning our corporate operations, including our direct sourcing initiatives and investment in certain short-term, tax-free municipal bonds.

FISCAL YEAR ENDED FEBRUARY 2, 2002 COMPARED TO FISCAL YEAR ENDED FEBRUARY 3,
2001

NET SALES - Net sales for 2001 increased 11% to $602.7 million from $545.0 million for 2000. The increase was primarily a result of the net addition of 53 Limited Too and 7 mishmash stores. Within merchandise categories, sales of cut and sewn casual tops and active apparel, led by active bottoms and tees, increased significantly. Also, the add-on category (principally innerwear, underwear, bras and swimwear) posted solid sales increases.

GROSS INCOME - The gross income rate expressed as a percentage of net sales, increased to 36.1% in fiscal 2001 from 35.3% for 2000. The increase in rate was primarily attributable to a higher merchandise margin arising from improved initial markups which were partially offset by an increase in markdowns. This increase in merchandise margin was partially offset by an increase in buying and occupancy costs, expressed as a percentage of net sales, due to increased store occupancy costs and incremental catazine costs. The Company mailed approximately
21.7 million catazines in fiscal 2001 compared to 12.5 million in 2000.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES - General, administrative and store operating expenses, expressed as a percentage of net sales, decreased to 25.1% from 25.2% for 2000. This decrease was primarily due to lower home office expenses, expressed as a percentage of sales.

OPERATING INCOME - Operating income, expressed as a percentage of net sales, increased to 11.0% for 2001 from 10.1% for 2000. The increase was attributable to higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of sales.

INTEREST EXPENSE, NET - Interest expense, net of interest income, amounted to $583,000 in fiscal 2001 compared to $1.55 million in 2000. Interest expense was for the term portion of borrowings under the Company's Credit Facility, while interest income was earned on the short-term investment of cash balances. Interest expense amounted to $3.8 million and $5.0 million for the fiscal years 2001 and 2000, respectively. The decrease in expense was due to lower interest rates, as well as capitalization of interest on the construction of the distribution center and home office. Interest expense also includes the amortization of financing fees and related costs incurred in connection with the Credit Facility.

Interest income amounted to $3.2 million and $3.5 million for the fiscal years 2001 and 2000, respectively. The decrease in interest income was due to lower interest rates available on short-term securities.

INCOME TAXES - Income tax expense amounted to $26.4 million for 2001 compared to $21.5 million for 2000. The annual effective tax rate remained unchanged at 40% for fiscal 2001.

FINANCIAL CONDITION

Our balance sheet remains strong due to a substantial increase in operating income and positive cash flow from operations. We were able to finance all capital expenditures with working capital generated from operations and ended the year with approximately $101.3 million in cash and equivalents. We also raised $73.4 million through a follow-on common stock offering, enabling us to pay off our entire outstanding debt balance. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities provided the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (in thousands):

                                                                  FISCAL YEAR ENDED
                                                        ----------------------------------------
                                                        FEBRUARY 1,    FEBRUARY 2,   FEBRUARY 3,
                                                           2003           2002          2001
                                                        -----------    -----------   -----------
Net cash provided by operating activities                $ 60,708      $ 65,457      $ 29,209

Working capital, including current portion of long-
  term debt of $17,500 at February 2, 2002                 90,546        23,815        40,762
Capitalization:
  Long-term debt                                               --        32,500        50,000
  Shareholders' equity                                    253,660       128,209        79,711
                                                         --------      --------      --------
Total capitalization                                     $253,660      $160,709      $129,711
                                                         ========      ========      ========
Additional amounts available under the revolving
  portion of the Credit Facility                         $ 50,000      $ 50,000      $ 50,000

In connection with the Spin-off, the Company entered into a $100 million Credit Facility used to finance a $50 million dividend to The Limited as well as the repayment of a portion of working capital advances made by The Limited prior to the Spin-off. As of February 1, 2003, there were no amounts outstanding under the Credit Facility.

OPERATING ACTIVITIES

Net cash provided by operating activities amounted to $60.7 million for fiscal 2002 versus $65.5 million for fiscal 2001. An increase in inventory levels, other long-term assets and the timing of income tax payments more than offset the increase in net income plus depreciation and accrued expenses. The increase in inventory levels was due to a combination of an increase in new stores early receipt of spring goods in January and, to a lesser extent, missed sales in late December and the month of January. Net cash provided by operating activities increased to $65.5 million for fiscal 2001 compared to $29.2 million for fiscal 2000. An increase in net income plus depreciation and amortization, the timing of income taxes paid and a decreased investment in inventory were the primary causes for the increase in fiscal 2001. In fiscal 2000, an increase in net income plus depreciation and amortization was more than offset by the timing of cash payments related to accounts payable and accrued expenses.

INVESTING ACTIVITIES

Capital expenditures amounted to $39.7 million, $63.6 million and $36.3 million for fiscal years 2002, 2001 and 2000, respectively. We expended approximately $22 million, $46 million and $10 million in connection with the construction of our new home office and distribution center in fiscal years 2002, 2001 and 2000, respectively. The balance of capital expenditures in fiscal 2002, 2001 and 2000 was incurred primarily to construct new stores and remodel existing stores. In addition, investing activities included the Company's purchase of corporate-owned life insurance policies in connection with the Company's nonqualified benefit plans.

We anticipate spending between $23 million and $25 million in fiscal 2003 for capital expenditures primarily for new stores, remodeling or expansion of existing stores and related fixtures and equipment. We intend to add 250,000 to 270,000 square feet in 2003, which will represent a 12% to 13% increase over year-end 2002. We anticipate that the increase will result from opening approximately 50 to 55 new Limited Too stores and expanding approximately ten stores identified for remodeling. Additionally, we plan to open from 12 to at least 20 new mishmash stores during fiscal 2003.

We estimate that the average cost for leasehold improvements, furniture and fixtures for Limited Too stores to be opened in 2002 will be between $155,000 and $180,000 per store, after giving effect to construction allowances. Average pre-opening costs per store, which will be expensed as incurred, are expected to approximate $10,000 while inventory purchases are expected to average less than $70,000 per store.

We expect that substantially all capital expenditures in fiscal 2003 will be funded by cash on hand and net cash provided by operating activities.

FINANCING ACTIVITIES

Financing activities in fiscal 2002 included stock option activity along with the issuance of restricted stock. In addition, proceeds from the issuance of 2.4 million shares of common stock in connection with a follow-on offering consummated in May 2002, and the corresponding repayment of the term loan, were also reflected. Financing activities in 2001 and 2000 principally consisted of the issuance of common shares related to restricted stock and stock options.

TRANSITIONAL SERVICES AND SEPARATION AGREEMENTS

In connection with the August 1999 Spin-off, the Company entered into several Transitional Services and Separation Agreements (the "Transitional Services Agreements") with The Limited regarding certain aspects of our ongoing relationship. We believe that the terms of these agreements are similar to terms achievable through arm's length negotiations with third parties.

A summary of some of the more significant Transitional Services Agreements follows:

Trademark and Service Mark Licensing Agreement

We have entered into an exclusive trademark and service mark licensing agreement (the "Trademark Agreement") with The Limited that allows us to operate under the "Limited Too" brand name. The agreement had an initial term of five years after the Spin-off, renewable annually at our option. All licenses granted under the agreement will be granted free of charge. In return, we are required to provide The Limited with the right to inspect our stores and distribution facilities and an ability to review and approve our advertising. Under the Trademark Agreement, we are only able to use the brand name "Limited Too" in connection with any business in which we sell to our current target customer group or to infants and toddlers. In addition, we may not use the Limited Too brand name or its derivative that competes with merchandise currently offered by The Limited or its subsidiaries, unless it is for our current target customer group. The Limited has the right to terminate the Trademark Agreement under certain limited conditions.

Services Agreement

The Services Agreement relates to transitional services that The Limited or its subsidiaries or affiliates provided to us subsequent to the Spin-off. Under this agreement, The Limited provided services in exchange for fees which we believe were similar in material respects to what a third-party provider would charge, and were based on several billing methodologies. Under one of these billing methodologies, which was the most prevalent, The Limited provided us with services at costs comparable to those charged to other businesses operated by The Limited from time to time. We were generally obligated to purchase those services at fees equal to The Limited's costs of providing the services plus 5% of these costs. However, third-party cost components were not subject to the 5% mark-on. In fiscal 2001 and 2000, the services that The Limited provided to us principally related to merchandise distribution covering flow of goods from factory to store. During the first quarter of fiscal 2002, we began operating our own distribution center and cancelled the Services Agreement.

Store Leases Agreement

At February 1, 2003, 74 of our stores were adjacent to The Limited's stores. In addition, many of these aforementioned stores are part of 102 stores that are subject to sublease agreements (the "Store Leases Agreement") with The Limited for stores where we occupy space that The Limited leases from third-party landlords (the "Direct Limited Leases"). Under the terms of the Store Leases Agreement, we are responsible for our proportionate share, based on the size of our selling space, of all costs (principally rent, excess rent, if applicable, maintenance and utilities).

All termination rights and other remedies under the Direct Limited Leases will remain with The Limited. If The Limited decides to terminate any of the Direct Limited Leases early, The Limited must first offer to assign such lease to us. If, as a result of such early termination by The Limited, we are forced to remodel our store or relocate within the mall, The Limited will compensate us with a combination of cash payments and loans which will vary depending on the remaining term of the affected store lease at the time the Limited closes its adjacent store as follows:

                                CASH         LOAN
REMAINING LEASE TERM          PAYMENT       AMOUNT
--------------------          -------       ------
Less than one year           $     --      $100,000
One to two years               50,000       100,000
Three to four years           100,000       100,000
Greater than four years       100,000       150,000

Approximately 24 of the Direct Limited Leases of which we are a part are scheduled to expire during 2007 or later. We may not assign or sublet our interest in those premises, except to an affiliate, without The Limited's consent. If The Limited intends to sublet or assign its portion of the leased premises under any of the Direct Limited Leases to any non-affiliate, it will be required to give us 60 days notice, and we will be allowed to terminate our interest on that basis.

Approximately 48 of our direct leases are guaranteed by The Limited. Pursuant to the Store Leases Agreement, we are required to make additional payments to The Limited as consideration for the guarantees that The Limited provides under such leases along with amounts for adjacent stores based on those locations achieving certain performance targets.

CONTRACTUAL OBLIGATIONS

The Company's significant contractual obligations consist primarily of store leases. As detailed in Note 4 to the Consolidated Financial Statements, the Company has minimum rent commitments under store lease agreements of approximately $355 million, excluding any additional payments covering other occupancy costs, such as maintenance and taxes.

CREDIT FACILITY

In August 1999, we entered into a five-year, $100 million collateralized Credit Facility. The Credit Facility consisted of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Credit Facility's interest rates, which reflect matrix pricing, are based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan was interest only until the end of the third year at which time the amortization of the outstanding principal balance would have begun. The Credit Facility contains customary representations and warranties as well as certain affirmative, negative and financial covenants.

In November 2001, the Company amended the Credit Facility. The amendment allows for the investment of cash in short-term, AAA-rated municipal bonds, as well as less stringent limitations on 2001 capital expenditures and on indebtedness incurred in relation to lease agreements.

On May 24, 2002, the Company sold 2.4 million shares of its common stock, resulting in net proceeds of $73.4 million. On that day, the Company paid off the entire $50 million term loan due under the Credit Facility, and the remaining proceeds from the sale of common stock will be used for general corporate purposes. The $50 million revolving loan commitment under the Credit Facility remains in effect and is available to the Company for future business purposes.

At year-end, the entire amount of the $50 million revolving credit commitment was available to fund working capital requirements and for general corporate purposes.

IMPACT OF INFLATION

Our results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have been minor.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that impact the amounts reported in the Company's consolidated financial statements and related notes. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets and sales returns. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from management's estimates. Management believes the following estimates and assumptions are most significant to reporting the Company's results of operations and financial position.

Revenue Recognition - Retail sales are recorded when the customer takes possession of merchandise. Markdowns associated with the Frequent Buyer and "Too Bucks" Programs are recognized upon redemption in conjunction with a qualifying purchase. Catalog and web sales are recorded upon shipment to the customer. A reserve is provided for projected merchandise returns based on prior experience.

Inventories - Inventories are valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value and cost of inventories. Inherent in the retail method are certain significant management judgments and estimates including, among others, initial merchandise markup, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. The Company calculates inventory costs on an individual item-class basis to ensure a high degree of accuracy in estimating the cost. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Service lives are established for store assets ranging from 5 to 10 years for building improvements and 3 to 10 years for other property and equipment. Property and equipment at the home office and distribution center are assigned service lives between 5 and 40 years. Assets are reviewed on an annual basis for impairment, and based on management's judgment, are written down to the estimated fair value based on anticipated future cash flows.

Income Taxes - Income taxes are calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to the Company's operations. No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The adoption of this Interpretation will not have a material impact on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issues raided in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into after November 21, 2002. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller's income statement. The guidance related to income statement classification is to be applied to all new arrangements or arrangements modified after December 31, 2002. The adoption of this issue did not have a material impact on the Company's consolidated financial statements.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" was issued in December 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions of SFAS No. 148 for the current fiscal year and has included this information in Note 2.

SEASONALITY AND QUARTERLY FLUCTUATIONS

As illustrated in the table below, our business is highly seasonal, with significantly higher sales, gross income and net income realized during the fourth quarter, which includes the holiday selling season.

(in thousands, except percentages)

2002 QUARTERS           FIRST           SECOND        THIRD           FOURTH
-------------           -----           ------        -----           ------
Net sales              $158,591       $141,248       $164,629       $182,987
  % of full year           24.5%          21.8%          25.4%          28.3%
Gross income           $ 53,523       $ 49,445       $ 59,021       $ 75,460
  % of full year           22.5%          20.8%          24.9%          31.8%
Net income             $  5,845       $  5,531       $ 10,836       $ 25,126
  % of full year           12.3%          11.7%          22.9%          53.1%

2001 QUARTERS
-------------

Net sales              $136,657       $125,468       $148,763       $191,801
  % of full year           22.7%          20.8%          24.7%          31.8%
Gross income           $ 44,963       $ 40,974       $ 51,382       $ 80,203
  % of full year           20.7%          18.8%          23.6%          36.9%
Net income             $  3,815       $  2,877       $  8,040       $ 24,831
  % of full year            9.6%           7.3%          20.3%          62.8%

2000 QUARTERS (1)
-----------------

Net sales              $118,753       $108,315       $133,829       $184,143
  % of full year           21.8%          19.9%          24.5%          33.8%
Gross income           $ 39,472       $ 34,731       $ 45,257       $ 73,121
  % of full year           20.5%          18.0%          23.5%          38.0%
Net income             $  3,142       $  1,921       $  6,378       $ 20,804
  % of full year            9.7%           6.0%          19.8%          64.5%

(1) The fourth quarter of fiscal year 2000 represents the 14-week period ended February 3, 2001.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K, including Management's Discussion and Analysis, or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Form 10-K, including Management's Discussion and Analysis, relating to anticipated direct sourcing in 2003, and anticipated capital expenditures in 2003 for new stores and the remodeling or expansion of existing stores and the related funding. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K, including Management's Discussion and Analysis, or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Risk Factors section of the Company's Form 10-K, filed April 29, 2002, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At February 1, 2003, no borrowings were outstanding under the Credit Facility. Additionally, we are exposed to market risk related to interest rate risk on the investment of cash in securities with original maturities of three months or less. These investments are considered cash equivalents and are shown as such on the Consolidated Balance Sheets. If there are changes in interest rates, those changes would affect the interest income we earn on those investments.

                              REPORT OF MANAGEMENT


We are responsible for the preparation and integrity of Too, Inc.'s financial statements and other financial information presented in this Form 10-K. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based upon our estimates and assumptions.

We maintain an internal control structure designed to provide reasonable assurance that Too's assets are safeguarded against loss or unauthorized use and to produce the records necessary for the preparation of the financial information. There are limits inherent in all systems of internal control based on the recognition that the costs of such systems should be related to the benefits derived. We believe our system of controls provides the appropriate balance.

The financial statements have been audited and reported on by our independent accountants, PricewaterhouseCoopers LLP who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board.

The Audit Committee of the Board of Directors, which is comprised solely of outside directors, provides oversight to our financial reporting process and our control environment through periodic meetings with management and our independent accountants.





Michael W. Rayden                               Kent A. Kleeberger
Chairman of the Board, President and            Executive Vice President, Chief
Chief Executive Officer                         Operating Officer and Chief
Too, Inc.                                       Financial Officer
                                                Too, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Too, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Too, Inc. and its subsidiaries at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
February 21, 2003

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           2002           2001         2000
                                         --------      --------      --------
Net sales                                $647,455      $602,689      $545,040
  Costs of goods sold, buying and
    occupancy costs                       410,006       385,167       352,459
                                         --------      --------      --------

Gross income                              237,449       217,522       192,581
  General, administrative and store
    operating expenses                    160,194       150,976       137,285
                                         --------      --------      --------

Operating income                           77,255        66,546        55,296
Interest expense, net                         517           583         1,551
                                         --------      --------      --------

Income before income taxes                 76,738        65,963        53,745
Provision for income taxes                 29,400        26,400        21,500
                                         --------      --------      --------

Net income                               $ 47,338      $ 39,563      $ 32,245
                                         ========      ========      ========

NET INCOME PER SHARE:

  Basic                                  $   1.42      $   1.28      $   1.05
                                         ========      ========      ========


  Diluted                                $   1.38      $   1.23      $   1.02
                                         ========      ========      ========


WEIGHTED AVERAGE COMMON SHARES:


  Basic                                    33,263        31,020        30,740
                                         ========      ========      ========


  Diluted                                  34,217        32,038        31,737
                                         ========      ========      ========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                    FEBRUARY 1,     FEBRUARY 2,
                                                                       2003            2002
                                                                    ----------      ----------
                        ASSETS
CURRENT ASSETS:
   Cash and equivalents                                             $ 101,300       $  63,538
   Receivables                                                          4,957           2,547
   Inventories                                                         55,080          44,537
   Store supplies                                                      12,285          10,357
   Other                                                                2,260           2,409
                                                                    ---------       ---------
Total current assets                                                  175,882         123,388

Property and equipment, net                                           145,530         126,415
Deferred income taxes                                                  14,929          14,786
Other assets                                                           10,990             988
                                                                    ---------       ---------
Total assets                                                        $ 347,331       $ 265,577
                                                                    =========       =========


                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion long-term debt                                   $      --       $  17,500
   Accounts payable                                                    22,550          23,341
   Accrued expenses                                                    46,698          39,036
   Income taxes payable                                                16,088          19,696
                                                                    ---------       ---------
Total current liabilities                                              85,336          99,573

Long-term debt, less current portion                                       --          32,500

Other long-term liabilities                                             8,335           5,295

Commitments and contingencies

                     SHAREHOLDERS' EQUITY

Preferred stock, 50 million shares authorized                              --              --
Common stock, $.01 par value, 100 million shares authorized,
   34.1 million and 31.3 million shares issued and outstanding
   at February 1, 2003 and February 2, 2002, respectively                 341             313
Treasury stock, at cost, 29,709 shares at February 1, 2003               (998)             --
Paid in capital                                                       114,421          35,338
Retained earnings                                                     139,896          92,558
                                                                    ---------       ---------
Total shareholders' equity                                            253,660         128,209
                                                                    ---------       ---------
Total liabilities and shareholders' equity                          $ 347,331       $ 265,577
                                                                    =========       =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                     COMMON SHARES                                                         TOTAL
                                                     -------------           TREASURY        PAID IN        RETAINED   SHAREHOLDERS'
                                                SHARES          AMOUNT        STOCK          CAPITAL        EARNINGS      EQUITY
                                                ------          ------       --------        -------        --------   ------------
BALANCES, JANUARY 29, 2000                      30,674       $     307      $      --       $  24,410      $  20,750      $  45,467

Net income                                                                                                    32,245         32,245
Issuance of common stock under stock
   option and restricted stock plans                85               1                          1,100                         1,101
Other, including tax benefit related to
   issuance of stock under stock option
   and restricted stock plans                                                                     898                           898
                                             ---------       ---------      ---------       ---------      ---------      ---------

BALANCES, FEBRUARY 3, 2001                      30,759             308             --          26,408         52,995         79,711

Net income                                                                                                    39,563         39,563
Issuance of common stock under stock
   option and restricted stock plans               582               5                          6,371                         6,376
Other, including tax benefit related to
   issuance of stock under stock option
   and restricted stock plans                                                                   2,559                         2,559
                                             ---------       ---------      ---------       ---------      ---------      ---------

BALANCES, FEBRUARY 2, 2002                      31,341             313             --          35,338         92,558        128,209

Net income                                                                                                    47,338         47,338
Issuance of common stock under
   follow-on offering                            2,400              24                         73,370                        73,394
Issuance of common stock under stock
   option and restricted stock plans               350               4                          5,128                         5,132
Purchases of treasury stock                        (30)                          (998)                                         (998)
Other, including tax benefit related to
   issuance of stock under stock option
   and restricted stock plans                                                                     585                           585
                                             ---------       ---------      ---------       ---------      ---------      ---------

BALANCES, FEBRUARY 1, 2003                      34,061       $     341      $    (998)      $ 114,421      $ 139,896      $ 253,660
                                             =========       =========      =========       =========      =========      =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   2002            2001           2000
                                                                ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  47,338       $  39,563       $  32,245

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:

  Depreciation and amortization                                    18,884          17,950          16,536

  CHANGES IN ASSETS AND LIABILITIES:
    Inventories                                                   (10,543)          1,178         (11,059)
    Accounts payable and accrued expenses                           7,476             536          (6,646)
    Income taxes                                                   (1,867)          6,569          (2,319)
    Other assets                                                   (3,620)         (1,753)         (1,386)
    Other liabilities                                               3,040           1,414           1,838
                                                                ---------       ---------       ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                        60,708          65,457          29,209
                                                                ---------       ---------       ---------
INVESTING ACTIVITIES:

  Capital expenditures                                            (39,739)        (63,598)        (36,308)
  Funding of nonqualified benefit plans                            (9,436)             --              --
                                                                ---------       ---------       ---------
  NET CASH USED FOR INVESTING ACTIVITIES                          (49,175)        (63,598)        (36,308)
                                                                ---------       ---------       ---------
FINANCING ACTIVITIES:

  Net proceeds from issuance of common stock                       73,394              --              --
  Repayment of term loan                                          (50,000)             --              --
  Purchases of treasury stock                                        (998)             --              --
  Stock options, restricted stock and other equity changes          3,833           6,891           1,903
                                                                ---------       ---------       ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                        26,229           6,891           1,903
                                                                ---------       ---------       ---------
  NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  37,762           8,750          (5,196)

  Cash and equivalents, beginning of year                          63,538          54,788          59,984
                                                                ---------       ---------       ---------
  Cash and equivalents, end of year                             $ 101,300       $  63,538       $  54,788
                                                                =========       =========       =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF FINANCIAL STATEMENT PRESENTATION

Too, Inc., (referred to herein as "Too" or the "Company") is the operator of two specialty retailing businesses, Limited Too and mishmash. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. mishmash, launched by the Company in late September 2001, sells cosmetics, sportswear, intimate apparel and footwear to young women ages fourteen to nineteen. The assortment also includes accessories, jewelry, room decor furnishings and lifestyle products. Goldmark, a 50% joint venture with Angus & Coote (Holdings) Limited, was launched in late October 2002. Goldmark offers real gold and sterling silver jewelry, watches, diamond rings and body jewelry to men and women ages 15 to 30. The accompanying Consolidated Financial Statements include the accounts of Too, Inc. and its wholly-owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis. The Company was established in 1987 and, prior to the August 1999 Spin-off, was a wholly-owned subsidiary of The Limited, Inc. ("The Limited").

Effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too on the basis of one share of Too common stock for each seven shares of The Limited common stock (the "Spin-off"). The Spin-off resulted in 30.7 million shares of Too common stock outstanding as of August 23, 1999. As a result of the Spin-off, the Company became an independent, separately traded, public company. In connection with the Spin-off, Too and The Limited entered into certain agreements which are more fully described in Note 8. From the time of the Spin-off until December 31, 2001, the Company's largest shareholder was also the largest shareholder of The Limited.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Too and all subsidiaries which are more than 50% owned. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment which includes all of its products.

The Company's investment in its 50% owned joint venture is accounted for under the equity method of accounting. Accordingly, the Company's share of net earnings and losses from the venture is included in the Consolidated Statements of Income. The joint venture is not material to Too's financial position, net income or cash flows.

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2002 and 2001 represent the 52-week periods ended February 1, 2003 and February 2, 2002, respectively, while the 2000 fiscal year represents the 53-week period ended February 3, 2001.

CASH EQUIVALENTS

The Company considers short-term investments with original maturities of three months or less to be cash equivalents.

INVENTORIES

Inventories are principally valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method.

STORE SUPPLIES

The initial inventory of supplies for new stores including, but not limited to, hangers, signage, security tags, packaging and point-of-sale supplies is capitalized at the store opening date. In lieu of amortizing the initial balance, subsequent shipments are expensed, except for new merchandise presentation programs, which are capitalized. Store supply balances are periodically reviewed and adjusted as appropriate for changes in supply levels and costs.

CATALOG AND ADVERTISING COSTS

Catalog costs, principally catalog production and mailing costs, are amortized over the expected revenue stream, which is generally three months from the date that the catalogs are first mailed. All other advertising costs, including costs associated with in-store photographs and direct mail campaigns, are expensed at the time the promotion first appears in media or in the store. Advertising costs amounted to $19.0 million, $14.8 million and $8.4 million for fiscal years 2002, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis, using service lives for store assets ranging principally from 5 to 10 years for building improvements and 3 to 10 years for other property and equipment. Property and equipment at the home office and distribution center is assigned service lives between 5 and 40 years. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Store assets are reviewed by district, in accordance with the method by which management reviews store performance. Factors used in the valuation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows. No impairment charges have been recorded based on management's review.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

REVENUE RECOGNITION

Sales are recorded when the customer takes possession of merchandise -- that is, the point of sale. Markdowns associated with the Frequent Buyer and "Too Bucks" programs are recognized upon redemption in conjunction with a qualifying purchase. Catalog and Internet sales are recorded upon shipment to the customer. A reserve is provided for projected merchandise returns based on prior experience.

Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue. The Company considers related shipping and handling costs to be the direct shipping charges associated with catalog and e-commerce sales. Such costs are reflected in cost of goods sold, buying and occupancy costs. The Company classifies employee discounts as a reduction of revenue.

STORE PRE-OPENING EXPENSES

Pre-opening expenses related to new store openings are charged to operations as incurred.

FINANCIAL INSTRUMENTS

The recorded values of financial instruments, including cash and equivalents, receivables, the current portion of long-term debt and accounts payable, approximate fair value due to their short maturity. The recorded value of long-term debt as of February 2, 2002 approximated fair value as the interest rate on such debt was reset near the end of fiscal 2001.

STOCK-BASED COMPENSATION

At February 1, 2003, the Company has various stock option and restricted stock plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in millions except per share amounts):

                                                         2002         2001         2000
                                                        ------       ------       ------
Net income, as reported                                 $ 47.3       $ 39.6       $ 32.2
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects            $ (2.8)      $ (1.9)      $ (1.3)
                                                        ------       ------       ------
Pro forma net income                                    $ 44.5       $ 37.7       $ 30.9
                                                        ======       ======       ======
Earnings per share:
  Basic - as reported                                   $ 1.42       $ 1.28       $ 1.05
                                                        ======       ======       ======

  Basic - pro forma                                     $ 1.33       $ 1.22       $ 1.01
                                                        ======       ======       ======

  Diluted - as reported                                 $ 1.38       $ 1.23       $ 1.02
                                                        ======       ======       ======

  Diluted - pro forma                                   $ 1.30       $ 1.18       $ 0.97
                                                        ======       ======       ======

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions for fiscal years 2002, 2001 and 2000, respectively: price volatility of 50%, 40% and 45%, risk-free interest rate of 3.5%, 4.0% and 5.5%, and expected life of 5.0, 5.0 and 5.5 years. Additionally, for fiscal years 2002, 2001 and 2000, no expected dividends are assumed and the forfeiture rate is 20%.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method.

A reconciliation of basic and diluted common shares used in the determination of earnings per share follows (in thousands):

                                               2002         2001         2000
                                              -------      -------      -------
Net income                                    $47,338      $39,563      $32,245
                                              =======      =======      =======

Weighted average common shares - basic         33,263       31,020       30,740
Dilutive effect of stock options
  and restricted stock                            954        1,018          997
                                              -------      -------      -------
Weighted average common shares - diluted       34,217       32,038       31,737
                                              =======      =======      =======

Options to purchase 155,400, 208,000 and 174,200 common shares were not included in the computation of net income per diluted share for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively, as the options' exercise prices were greater than the average market price of the common shares for the reported periods.

USE OF ESTIMATES IN THE PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The adoption of this Interpretation will not have a material impact on the Company's consolidated financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issues raided in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into after November 21, 2002. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller's income statement. The guidance related to income statement classification is to be applied to all new arrangements or arrangements modified after December 31, 2002. The adoption of this issue did not have a material impact on the Company's consolidated financial statements.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" was issued in December 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions of SFAS No. 148 for the current fiscal year and has included this information in Note 2.

3. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of (in thousands):

                                        FEBRUARY 1,     FEBRUARY 2,
                                           2003            2002
                                        ---------       ---------
Land                                    $   8,041       $   7,797
Buildings                                  41,611              --
Furniture, fixtures and equipment         140,312         105,554
Leaseholds improvements                    40,182          45,408
Construction-in-progress                    1,587          49,069
                                        ---------       ---------
  Total                                   231,733         207,828
Less: accumulated depreciation and
  amortization                            (86,203)        (81,413)
                                        ---------       ---------
Property and equipment, net             $ 145,530       $ 126,415
                                        =========       =========

4. LEASED FACILITIES AND COMMITMENTS

The Company operates stores under lease agreements expiring on various dates through 2013. The initial terms of leases are generally 10 years. Annual store rent is generally composed of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Many of the leases provide for future rent escalations and renewal options. Most leases require the Company to pay taxes, common area costs and certain other expenses.

At February 1, 2003, the Company operated 102 stores under sublease agreements with The Limited. These sublease agreements require the Company to pay a proportionate share, based on selling space, of all costs, principally rent, maintenance, taxes and utilities. Pursuant to the sublease agreements, the Company is required to pay contingent rent to The Limited if stores' sales exceed a stipulated amount. The Limited also provides guarantees on 48 store leases and assesses a fee based on stores' sales exceeding defined levels.

In addition, the Company leases certain equipment under operating lease agreements that expire at various dates through 2007.

A summary of rent expense for the fiscal years 2002, 2001, and 2000 follows (in thousands):

                            2002        2001          2000
                          -------      -------      -------
Fixed minimum             $49,242      $42,448      $36,881
Contingent                  1,439        1,290        1,649
                          -------      -------      -------
  Total store rent         50,681       43,738       38,530
Equipment and other         4,583        1,311        1,074
                          -------      -------      -------
  Total rent expense      $55,264      $45,049      $39,604
                          =======      =======      =======

A summary of minimum rent commitments under noncancellable leases as of February 1, 2003 follows (in thousands):

2003          $ 55,658
2004            53,993
2005            48,639
2006            41,815
2007            32,604
Thereafter     121,966

5. ACCRUED EXPENSES

Accrued expenses consisted of (in thousands):


                                                       FEBRUARY 1,  FEBRUARY 2,
                                                          2003         2002
                                                       -----------  -----------
Compensation, payroll taxes and benefits                $14,471      $16,474
Rent and store expenses                                  12,738        7,225
Deferred revenue                                          8,063        6,120
Taxes, other than income                                  4,747        3,727
Other                                                     6,679        5,490
                                                        -------      -------
  Total                                                 $46,698      $39,036
                                                        =======      =======

6. CREDIT FACILITY

During August 1999, the Company entered into a five-year $100 million credit agreement (the "Credit Facility") with a syndicate of banks. The Credit Facility is collateralized by virtually all assets of the Company and was comprised of a $50 million five-year term loan and a $50 million revolving loan commitment. The entire amount of the term portion was drawn in order to fund a $50 million dividend to The Limited. On May 24, 2002, the Company paid off the entire $50 million term loan due under the Credit Facility.

The $50 million revolving loan commitment is available to fund working capital requirements and for general corporate purposes. Interest on borrowings under the Credit Facility is based on matrix pricing applied to either the London Interbank Offered Rate or Prime, as defined in the agreement. A commitment fee based on matrix pricing is charged on the unused portion of the revolving loan commitment. The commitment fee is up to 1/2 of 1% of the unused revolving credit commitment per annum. Under the terms of the Credit Facility, the Company is required to comply with certain covenants including financial ratios. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales, capital expenditures above approved limits and cash dividends. The Company is in compliance with all applicable terms of the Credit Facility. As of February 1, 2003, there were no amounts outstanding under the revolving portion of the Credit Facility.

Net interest expense consisted of the following (in thousands):

                               2002          2001          2000
                             -------       -------       -------
Interest expense             $ 2,347       $ 3,787       $ 5,044
Interest income               (1,830)       (3,204)       (3,493)
                             -------       -------       -------
   Net interest expense      $   517       $   583       $ 1,551
                             =======       =======       =======

Interest paid in fiscal 2002, 2001 and 2000 amounted to $1.1 million, $3.0 million and $4.7 million, respectively.

7. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

                                  2002          2001            2000
                                --------      --------       --------
CURRENT:
  Federal                       $ 23,667      $ 21,877       $ 19,534
  State                            3,738         5,073          4,443
                                --------      --------       --------
  Total current                   27,405        26,950         23,977
DEFERRED:
  Federal                          1,781          (626)        (2,347)
  State                              214            76           (130)
                                --------      --------       --------
  Total deferred                   1,995          (550)        (2,477)
                                --------      --------       --------
Total income tax provision      $ 29,400      $ 26,400       $ 21,500
                                ========      ========       ========

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

                                                  2002        2001       2000
                                                --------    --------   --------
Federal income tax rate                           35.0%       35.0%      35.0%
State income taxes, net of federal benefit         3.5         4.5        4.5
Other items, net                                  (0.2)        0.5        0.5
                                                -------     -------    -------
Total effective income tax rate                   38.3%       40.0%      40.0%
                                                =======     =======    =======

The effect of temporary differences, which give rise to net deferred tax balances, was as follows (in thousands):

                                                         2002                                         2001
                                         --------------------------------------      -------------------------------------
                                           Assets     Liabilities       Total         Assets      Liabilities       Total
                                         --------   --------------    --------       --------      --------       --------
Book depreciation in excess of tax       $  2,842      $     --       $  2,842       $  3,764      $     --       $  3,764
Rent                                          995            --            995          1,366            --          1,366
Inventory                                   2,035            --          2,035          1,495            --          1,495
Accrued expenses                            6,160            --          6,160          5,679            --          5,679
Store supplies - basis differential            --        (3,752)        (3,752)            --        (2,594)        (2,594)
Other, net                                  3,494            --          3,494          4,059            --          4,059
                                         --------      --------       --------       --------      --------       --------
   Total deferred income taxes           $ 15,526      $ (3,752)      $ 11,774       $ 16,363      $ (2,594)      $ 13,769
                                         ========      ========       ========       ========      ========       ========

No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

Income taxes payable included net current deferred tax liabilities of $3.2 million and $1.0 million in fiscal years 2002 and 2001, respectively.

Subsequent to the Spin-off, the Company began filing its tax returns on a separate basis. Prior to the Spin-off, income tax obligations were treated as being settled through the intercompany accounts as if the Company was filing its income tax returns on a separate company basis. Amounts paid to The Limited related to income tax liabilities incurred prior to the Spin-off totaled $640,000, and $8.5 million in fiscal years 2001 and 2000, respectively. Subsequent to the Spin-off, the Company made income tax payments directly to taxing authorities amounting to $29.9 million, $21.4 million, and $16.1 in fiscal years 2002, 2001 and 2000, respectively.

8. RELATED PARTY TRANSACTIONS

Prior to the Spin-off, the Company and The Limited entered into service agreements for generally a terms of one to three years with most of the agreements having expired during fiscal 2000. Expiring in fiscal 2002 were service agreements for the use by the Company for home office space and distribution services covering flow of goods from factory to store. These agreements were for a term of up to three years from the Spin-off date. Costs for these services were The Limited's costs of providing the services plus 5% of these costs, excluding any markup on third-party costs. Both agreements were terminated in the first quarter of 2002.

Significant merchandise purchases were made from Mast, a wholly-owned subsidiary of The Limited. In fiscal year 2000, merchandise purchases were also made from Gryphon, an indirect subsidiary of The Limited. Mast is a contract manufacturer and apparel importer while Gryphon was a developer of fragrance and personal care products as well as a contract manufacturer. Prices are negotiated on a competitive basis by merchants of Too with Mast and other manufacturers.

The following table summarizes amounts incurred related to transactions between Too and The Limited (in thousands):

                                                         2002          2001          2000
                                                       --------      --------      --------
Merchandise purchases                                  $ 56,920      $ 67,441      $ 74,866
Capital expenditures                                      1,554            --         9,038
Inbound and outbound shipping                             3,929         8,359         8,717
Store leasing, construction and management               17,758        19,144        34,799
Distribution center, MIS and home office expenses         1,804         8,571        12,325
                                                       --------      --------      --------
                                                       $ 81,965      $103,515      $139,745
                                                       ========      ========      ========

Amounts payable to the Limited were $6.8 million at February 1, 2003 and $8.0 million at February 2, 2002.

During fiscal year 2002, the Company formed a 50% joint venture, which is accounted for under the equity method of accounting. At February 1, 2003, the Company's investment in the joint venture amounted to $620,000. The net receivable due to the Company from the joint venture was $840,000 at February 1, 2003.

9. RETIREMENT BENEFITS

The Company sponsors a qualified defined contribution retirement plan. The Company's contributions to this plan are based on a percentage of the associates' eligible annual compensation. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21.

The Company also sponsors a nonqualified supplemental retirement plan and a nonqualified alternate savings plan. The Company's contributions to the supplemental retirement plan are based on a percentage of the associates' eligible annual compensation. In the case of the alternate savings plan, the Company's contributions are based on a match of the associates' contribution up to a pre-determined percentage. Participation in the nonqualified plan is subject to service and compensation requirements. As of February 1, 2003 and February 2, 2002, the Company had accrued $10.4 million and $6.8 million, respectively, for its obligations under these plans. The Company purchased corporate-owned life insurance policies during 2002 in connection with the nonqualified plans. The cash surrender value of these policies included in other long-term assets was $9.4 million at February 1, 2003.

The cost of these plans was $5.4 million, $4.9 million, and $4.2 million in fiscal years 2002, 2001 and 2000, respectively.

10. STOCK-BASED COMPENSATION

The Company has stock option and restricted stock plans which provide incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of the Company's common shares on the date of grant and generally have 10-year terms. Most option grants generally vest ratably over the first four anniversaries of the grant date.

Approximately 100,000 restricted shares were granted in 2002 and 2000 with total market value at the grant date of $2.6 million and $2.7 million, respectively. Both restricted share grants in 2002 and 2000 were subject to performance requirements, all of which have been met. The market value of restricted shares, as adjusted at the measurement date for shares with performance requirements, is being amortized over the vesting period. Compensation expense related to restricted shares amounted to $2.5 million, $2.7 million and $4.3 million for 2002, 2001 and 2000, respectively. No restricted shares were granted in 2001.

A summary of changes in the Company's stock option plans for fiscal years 2002, 2001 and 2000 is presented below:


                                                    2002                           2001                         2000
                                      -------------------------------  ----------------------------- ----------------------------
                                                         WEIGHTED                       WEIGHTED                      WEIGHTED
                                        NUMBER OF     AVERAGE OPTION   NUMBER OF     AVERAGE OPTION   NUMBER OF    AVERAGE OPTION
                                         SHARES        PRICE/SHARE      SHARES        PRICE/SHARE       SHARES      PRICE/SHARE
                                       ----------      -----------     ---------      -----------     ---------     -----------
Outstanding at beginning of year        2,405,000      $       16      2,336,200      $       14      1,897,400      $       11

    Granted and converted                 746,900      $       26        499,100      $       17        614,300      $       26
    Exercised                            (191,800)     $       12       (393,800)     $       10        (38,400)     $       10
    Canceled                              (58,600)     $       24        (36,500)     $       17       (137,100)     $       16
                                       ----------      ----------     ----------      ----------     ----------      ----------

Outstanding at end of year              2,901,500      $       18      2,405,000      $       16      2,336,200      $       14
                                       ==========      ==========     ==========      ==========     ==========      ==========

Options exercisable at end of year        961,500      $       16        662,000      $       15        514,200      $       11
                                       ==========      ==========     ==========      ==========     ==========      ==========

The following table summarizes information about stock options outstanding at February 1, 2003:

                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                 ----------------------------------------------------  -------------------------------
                                      WEIGHTED
                                      AVERAGE            WEIGHTED                         WEIGHTED
RANGE OF             NUMBER          REMAINING            AVERAGE          NUMBER          AVERAGE
EXERCISE PRICE    OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE   EXERCISABLE     EXERCISE PRICE
--------------    -----------     ----------------     --------------   -----------     --------------
$5 - $10              543,200          4.3               $     7           264,700         $     7
$10 - $15             369,100          5.3               $    11           222,200         $    12
$15 - $20             712,600          7.4               $    16           231,700         $    17
$20 - $25              74,700          8.3               $    23            24,800         $    23
$25 - $32           1,201,900          8.4               $    27           218,100         $    27
                  -----------       ------               -------         ---------         -------
                    2,901,500          7.0               $    18           961,500         $    16
                  ===========       ======               =======         =========         =======

Shares reserved under the various plans amounted to 5.4 million as of February 1, 2003 and February 2, 2002, and 3.8 million as of February 3, 2001, respectively. The weighted average fair value of options granted during fiscal years 2002, 2001 and 2000, respectively, was $12.35, $6.99 and $13.29.

Under APB 25, no compensation expense is recognized in the financial statements for stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company would have recorded net income of $44.5 million, $37.7 million and $30.9 million, and diluted earnings per share of $1.30, $1.18 and $.97, for fiscal years 2002, 2001 and 2000, respectively.

11.  ADVERTISING BARTER TRANSACTIONS

During fiscal 2002, the Company entered into advertising and cross promotion barter transactions whereby advertising space was allotted to third parties in the Company's catalog in exchange for production of Limited Too television commercials, airtime and other advertising. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." EITF 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity's own historical practice of receiving cash for similar advertising. No revenues or expenses were recorded for the year-ended February 1, 2003.

12.  COMMON STOCK FINANCING

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

13. LEGAL MATTERS

There are various claims, lawsuits and other legal actions pending for and against Too incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on Too's results of operations, cash flows or financial position.

14. QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2002                                FIRST           SECOND          THIRD           FOURTH
---------------------               -----           ------          -----           ------
Net sales                        $   158,591     $   141,248     $   164,629     $   182,987
Gross income                          53,523          49,445          59,021          75,460
General, administrative and
   store operating expenses           43,525          39,898          41,606          35,165
Net income                             5,845           5,531          10,836          25,126
Earnings per share - basic       $      0.19     $      0.17     $      0.32     $      0.74
Earnings per share - diluted     $      0.18     $      0.16     $      0.31     $      0.72
Market price per share:
   - High                        $     32.00     $     34.50     $     26.75     $     30.64
   - Low                         $     24.80     $     21.60     $     19.45     $     16.32
   - Close                       $     30.38     $     22.25     $     26.00     $     16.65

2001                                FIRST           SECOND          THIRD           FOURTH
---------------------               -----           ------          -----           ------
Net sales                        $   136,657     $   125,468     $   148,763     $   191,801
Gross income                          44,963          40,974          51,382          80,203
General, administrative and
   store operating expenses           38,516          35,720          37,968          38,772
Net income                             3,815           2,877           8,040          24,831
Earnings per share - basic       $      0.12     $      0.09     $      0.26     $      0.79
Earnings per share - diluted     $      0.12     $      0.09     $      0.25     $      0.77
Market price per share:
   - High                        $     21.53     $     27.40     $     29.10     $     30.23
   - Low                         $     15.27     $     18.43     $     18.00     $     23.00
   - Close                       $     19.04     $     23.20     $     27.35     $     27.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth under the captions "ELECTION OF DIRECTORS" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's proxy statement for the Annual Meeting of Stockholders to be held May 20, 2003 (the "Proxy Statement") and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management," "SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS" and "EQUITY COMPENSATION PLAN INFORMATION in the Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors" in the Proxy Statement and is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

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

Since the date of our evaluation to the filing date of this Annual Report on Form 10-K, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)   List of Financial Statements.

The following consolidated financial statements of Too, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

     - Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

     -    Consolidated Balance Sheets as of February 1, 2003 and February 2,
          2002.

     - Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

     - Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

     -    Notes to Consolidated Financial Statements.

     -    Report of Management.

     -    Report of Independent Accountants.

(a) (2)  List of Financial Statement Schedules.

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

     3.2 Amended and Restated Bylaws of Too, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 1, 1999).

     4.1 Specimen Certificate of Common Stock of Too, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 1, 1999).

     10.1 Credit Agreement among Too, Inc., various lending institutions, Citicorp USA, Inc., as Syndication Agent and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Amended Registration Statement on Form 10 filed August 18, 1999).

     10.2 Store Leases Agreement dated as of August 23, 1999 by and among The Limited Stores, Inc., Victoria's Secret Stores, Inc., Lerner New York, Inc., Express, LLC, Structure, Inc., The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 1, 1999).

     10.3 Trademark and Service Mark Licensing Agreement dated as of August 23, 1999 between Limco, Inc. and LimToo, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 1, 1999).

     10.4 Services Agreement dated as of August 23, 1999 by and between The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit
               10.4 to the Current Report on Form 8-K filed October 1, 1999).

     10.5 Tax Separation Agreement dated August 23, 1999 between The Limited, Inc., on behalf of itself and the members of The Limited Group, and Too, Inc., on behalf of itself and the members of the Too Group. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 1, 1999).

     10.6 Building Lease Agreement dated July 1, 1995 by and between Distribution Land Corp. and Limited Too, Inc., the predecessor company of Too, Inc. (incorporated by reference to Exhibit 10.6 to the Amended Registration Statement on Form 10 filed August 18,
               1999).

     10.7 Amendment to Building Lease Agreement between Distribution Land Corp. and Too, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed October 1, 1999).

     10.8 Too, Inc. 1999 Incentive Compensation and Performance Plan. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K/A filed March 20, 2000).

     10.9 Too, Inc. Second Amended and Restated 1999 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit
               10.23 to the Quarterly Report on Form 10-Q filed on June 14,
               2001).

     10.10 Too, Inc. Third Amended and Restated 1999 Stock Option Plan for Non-Associate Directors.

     10.11 Too, Inc. First Amended and Restated Savings and Retirement Plan. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 11, 2000).

     10.12 Too, Inc. First Amended and Restated Supplemental Retirement and Deferred Compensation Plan. (incorporated by reference to Exhibit
               10.2 to the Quarterly Report on Form 10-Q filed on September 11,
               2000).

     10.13 Employment Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to
               Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

     10.14 Executive Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to
               Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

     10.15 Employment Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger (incorporated by reference to
               Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

     10.16 Executive Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger (incorporated by reference to
               Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

     10.17 Employment Agreement, dated as of September 15, 2000, between the Company and James C. Petty (incorporated by reference to Exhibit
               10.5 to the Quarterly Report on Form 10-Q filed on December 14,
               2000).

     10.18 Executive Agreement, dated as of September 15, 2000, between the Company and James C. Petty (incorporated by reference to Exhibit
               10.6 to the Quarterly Report on Form 10-Q filed on December 14,
               2000).

     10.19 Employment Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes (incorporated by reference to Exhibit
               10.19 to the Annual Report on Form 10-K filed on May 2, 2001).

     10.20 Executive Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes (incorporated by reference to Exhibit
               10.20 to the Annual Report on Form 10-K filed on May 2, 2001).

     10.21 Employment Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer (incorporated by reference to Exhibit
               10.21 to the Quarterly Report on Form 10-Q filed on December 14,
               2000).

     10.22 Executive Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer (incorporated by reference to Exhibit
               10.22 to the Quarterly Report on Form 10-Q filed on December 14,
               2000).

     10.23 Second Amendment to Credit Agreement among Too, Inc., various lending institutions, Citicorp USA, Inc., as Syndication Agent and Morgan Guaranty Trust Company of New York, as Administrative Agent (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on April 29, 2002).

     10.24 Employment Agreement, dated as of September 15, 2000, between the Company and Scott M. Bracale.*

     10.25 Executive Agreement, dated as of September 15, 2000, between the Company and Scott M. Bracale.*

     10.26 Employment Agreement, dated as of September 15, 2000, between the Company and Joan E. Munnelly.*

     10.27 Executive Agreement, dated as of September 15, 2000, between the Company and Joan E. Munnelly.*

     21        Subsidiaries of the Registrant.*

     23        Consent of Independent Accountants.*

     24        Powers of Attorney.*

     99.1 Certification of Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     99.2 Certification of Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*    Filed with this report.

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits.

         The exhibits to this report are listed in section (a) (3) of Item 15 above.

(d)      Financial Statement Schedule

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 9, 2003                 TOO, INC.
                                    (registrant)


                                    By /s/ Kent A. Kleeberger
                                    -------------------------------
                                    Kent A. Kleeberger
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2003:

     Signature                      Title
     ------------                   -----
/s/ MICHAEL W. RAYDEN*              Chairman of the Board,
-------------------------------     President and Chief Executive Officer
Michael W. Rayden                   (Principal Executive Officer)

/s/ KENT A. KLEEBERGER*             Director, Executive Vice President,
-------------------------------     Chief Operating Officer and Chief Financial Officer
Kent A. Kleeberger                  (Principal Financial and Accounting Officer)

/s/ SALLY A. BOYER*                 Director, President, Merchandising
-------------------------------
Sally A. Boyer

/s/ ELIZABETH M. EVEILLARD*         Director
-------------------------------
Elizabeth M. Eveillard

/s/ NANCY J. KRAMER*                Director
-------------------------------
Nancy J. Kramer

/s/ DAVID A. KRINSKY*               Director
-------------------------------
David A. Krinsky

/s/ PHILIP E. MALLOTT*              Director
-------------------------------
Philip E. Mallott

/s/ FREDRIC M. ROBERTS*             Director
-------------------------------
Fredric M. Roberts

/s/ KENNETH JAMES STROTTMAN*        Director
-------------------------------
Kenneth James Strottman



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



                                           By /s/ Kent A. Kleeberger
                                           --------------------------------
                                           Kent A. Kleeberger
                                           Attorney-in-fact

                                  CERTIFICATION

I, Michael W. Rayden, certify that:

     1.   I have reviewed this annual report on Form 10-K of Too, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 9, 2003


                                          /s/  Michael W. Rayden
                                          --------------------------
                                          Michael W. Rayden
                                          Chairman of the Board, President and
                                          Chief Executive Officer

                                  CERTIFICATION

I, Kent A. Kleeberger, certify that:

     1.   I have reviewed this annual report on Form 10-K of Too, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 9, 2003


                                  /s/  Kent A. Kleeberger
                                  --------------------------
                                  Kent A. Kleeberger
                                  Executive Vice President, Chief Operating
                                  Officer and Chief Financial Officer