Form 10-Q
period 2003-05-03
TOO INC
filed 2003-06-06
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003

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

                                    Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     COMMON STOCK                                   OUTSTANDING AT MAY 30, 2003
     ------------                                   ---------------------------

    $.01 Par Value                                        34,312,898 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS

                                                                                                              PAGE NO.
                                                                                                              --------
PART I. Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income for the Thirteen Weeks Ended
           May 3, 2003 and May 4, 2002....................................................................        3

      Consolidated Balance Sheets
           May 3, 2003 and February 1, 2003...............................................................        4

      Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
           May 3, 2003 and May 4, 2002....................................................................        5

      Notes to Consolidated Financial Statements..........................................................        6

      Report of Independent Accountants...................................................................       13

   Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition........       14

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................       19

   Item 4.   Controls and Procedures......................................................................       20

PART II.   Other Information

   Item 1.  Legal Proceedings.............................................................................       20

   Item 6.  Exhibits and Reports on Form 8-K..............................................................       20

   Signature .............................................................................................       21

   Certifications.........................................................................................       22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THIRTEEN WEEKS ENDED
                                                ----------------------
                                                  MAY 3,       MAY 4,
                                                   2003         2002
                                                ---------    ---------
Net sales                                       $ 140,127    $ 158,591
     Costs of goods sold, buying and
          occupancy costs                          97,458      105,068
                                                ---------    ---------
Gross income                                       42,669       53,523
     General, administrative and store
          operating expenses                       36,234       43,525
                                                ---------    ---------
Operating income                                    6,435        9,998
     Interest (income) expense, net                  (124)         253
                                                ---------    ---------
Income before income taxes                          6,559        9,745
     Provision for income taxes                     2,400        3,900
                                                ---------    ---------
Net income                                      $   4,159    $   5,845
                                                =========    =========
Earnings per share:

     Basic                                      $    0.12    $    0.19
                                                =========    =========

     Diluted                                    $    0.12    $    0.18
                                                =========    =========
Weighted average common shares:

     Basic                                         34,098       31,425
                                                =========    =========

     Diluted                                       34,604       32,535
                                                =========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             MAY 3,     FEBRUARY 1,
                                                                              2003          2003
                                                                           ----------   -----------
                                                                           (UNAUDITED)
                                 ASSETS

CURRENT ASSETS:
     Cash and equivalents                                                  $   86,468   $   101,300
     Receivables                                                                5,018         4,957
     Inventories                                                               50,291        55,080
     Store supplies                                                            13,006        12,285
     Other                                                                      1,032         2,260
                                                                           ----------   -----------
Total current assets                                                          155,815       175,882

Property and equipment, net                                                   147,665       145,530
Deferred income taxes                                                          14,929        14,929
Other assets                                                                   11,218        10,990
                                                                           ----------   -----------

Total assets                                                               $  329,627   $   347,331
                                                                           ==========   ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $   13,954   $    22,550
     Accrued expenses                                                          32,880        44,600
     Income taxes payable                                                      12,563        16,088
                                                                           ----------   -----------
Total current liabilities                                                      59,397        83,238

Other long-term liabilities                                                    11,409        10,433

Commitments and contingencies

                          SHAREHOLDERS' EQUITY

Preferred stock, 50 million shares authorized                                       -             -
Common stock, $.01 par value, 100 million shares
     authorized, 34.1 million issued and outstanding at
     May 3, 2003 and February 1, 2003                                             341           341
Treasury stock, at cost, 29,709 shares                                           (998)         (998)
Paid in capital                                                               115,423       114,421
Retained earnings                                                             144,055       139,896
                                                                           ----------   -----------

Total shareholders' equity                                                    258,821       253,660
                                                                           ----------   -----------

Total liabilities and shareholders' equity                                 $  329,627    $  347,331
                                                                           ==========   ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                   THIRTEEN WEEKS ENDED
                                                                --------------------------
                                                                   MAY 3,         MAY 4,
                                                                    2003           2002
                                                                -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $     4,159     $    5,845

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:
   Depreciation and amortization                                      4,682          5,399

   CHANGES IN ASSETS AND LIABILITIES:
      Inventories                                                     4,789         10,122
      Accounts payable and accrued expenses                         (20,045)        (1,188)
      Income taxes                                                   (3,561)        (7,073)
      Other assets                                                   (1,234)         1,443
      Other liabilities                                                 976          1,001
                                                                -----------     ----------

      NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES          (10,234)        15,549
                                                                -----------     ----------

INVESTING ACTIVITIES:
   Capital expenditures                                              (5,636)       (15,560)
                                                                -----------     ----------

      NET CASH USED FOR INVESTING ACTIVITIES                         (5,636)       (15,560)
                                                                -----------     ----------

FINANCING ACTIVITIES:
   Stock options, restricted stock and other equity changes           1,038          2,063
                                                                -----------     ----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,038          2,063
                                                                -----------     ----------

   NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (14,832)         2,052

Cash and equivalents, beginning of period                           101,300         63,538
                                                                -----------     ----------

      Cash and equivalents, end of period                       $    86,468     $   65,590
                                                                ===========     ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                    TOO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Too, Inc. (referred to herein as "Too" or "the Company") is the operator of two specialty retailing businesses, Limited Too and mishmash. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. mishmash, launched by the Company in late September 2001, sells cosmetics, sportswear, intimate apparel and footwear to young women ages fourteen to nineteen. The assortment also includes accessories, jewelry, room decor furnishings and lifestyle products. See Note 10 to the Consolidated Financial Statements for further information about the Company's structure. The Consolidated Financial Statements include the accounts of Too, Inc. and its wholly-owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis.

         The accompanying unaudited interim Consolidated Financial Statements as of May 3, 2003 and for the thirteen weeks ended May 3, 2003 and May 4, 2002, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's 2002 Form 10-K. In the opinion of management, the accompanying interim Consolidated Financial Statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The Consolidated Financial Statements as of May 3, 2003, and for the thirteen weeks ended May 3, 2003 and May 4, 2002 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the Consolidated Financial Statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

         Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.       STOCK-BASED COMPENSATION

         At May 3, 2003, the Company has various stock option and restricted stock plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, to stock-based employee compensation (in millions, except per share amounts):

                                                            THIRTEEN WEEKS ENDED
                                                            --------------------
                                                            MAY 3,        MAY 4,
                                                             2003          2002
                                                            ------        ------
Net Income, as reported                                     $  4.2        $  5.8
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                 (1.0)         (0.7)
                                                            ------        ------
Pro forma net income                                        $  3.2        $  5.1
                                                            ======        ======

Earnings per share:
   Basic - as reported                                      $ 0.12        $ 0.19
                                                            ======        ======

   Basic - pro forma                                        $ 0.09        $ 0.17
                                                            ======        ======

   Diluted - as reported                                    $ 0.12        $ 0.18
                                                            ======        ======

   Diluted - pro forma                                      $ 0.09        $ 0.16
                                                            ======        ======

         The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions for the thirteen weeks ended May 3, 2003 and May 4, 2002: expected life of 5.0, forfeiture rate of 20% and no expected dividends. Additionally, price volatility of 52% and 50%, and a risk-free interest rate of 2.9% and 3.5%, is assumed for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The weighted average fair value of options granted during the first quarter of fiscal years 2003 and 2002, respectively, was $7.30 and $12.35.

3.       EARNINGS PER SHARE

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

         The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                              THIRTEEN WEEKS ENDED
                                                             ----------------------
                                                               MAY 3,       MAY 4,
                                                                2003         2002
                                                             ----------   ---------
Net income                                                   $    4,159   $   5,845
                                                             ==========   =========

Weighted average common shares - basic                           34,098      31,425
Dilutive effect of stock options
     and restricted stock                                           506       1,110
                                                             ----------   ---------
Weighted average common shares - diluted                         34,604      32,535
                                                             ==========   =========

         Due to the options' strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. Options to purchase 1,284,000 and 5,000 common shares were not included in the computation of net income per diluted share for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively.

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

5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, at cost, consisted of (in thousands):

                                                              MAY 3,         FEBRUARY 1,
                                                               2003             2003
                                                           -------------     -----------
Land                                                       $       8,041     $     8,041
Buildings                                                         41,715          41,611
Furniture, fixtures and equipment                                143,088         140,312
Leasehold improvements                                            40,383          40,182
Construction-in-progress                                           4,942           1,587
                                                           -------------     -----------
Total                                                            238,169         231,733

Less: accumulated depreciation and amortization                  (90,504)        (86,203)
                                                           -------------     -----------

Property and equipment, net                                $     147,665     $   145,530
                                                           =============     ===========

6.       RELATED PARTY TRANSACTIONS

         In connection with the August 23, 1999 Spin-off, the Company entered into a service agreement with Limited Logistics Services, a wholly-owned subsidiary of Limited Brands, to provide distribution services to us covering transportation of merchandise to our stores for up to three years after the Spin-off. Under the service agreement, Limited Brands distributed merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight was charged to Too based upon actual receipts and related charges, while outbound freight was charged based on a percentage of cartons shipped. The Company terminated the service agreement in mid-2002.

         Our main office was owned by Distribution Land Corp., a wholly-owned subsidiary of Limited Brands, and leased to us with a lease term expiring in August 2002. In April 2002, the Company completed construction of its new home office and terminated the aforementioned lease.

         Our largest apparel supplier has been Mast Industries, Inc., a wholly-owned subsidiary of Limited Brands. Mast Industries supplied approximately 24% of the apparel that we purchased in 2002. We believe that all transactions that we have entered into with Mast Industries have been on terms that would have been obtained on an arm's length basis since we treat them as if they were a third party. We were not, and will not be, obligated to continue to source products through Mast Industries.

         Amounts payable to Limited Brands, including merchandise payables to Mast Industries, approximated $3.7 and $6.8 million at May 3, 2003 and February 1, 2003, respectively.

         During fiscal year 2002, the Company formed a 50% owned joint venture, which is accounted for under the equity method of accounting. The Company's investment in the joint venture amounted to $530,000 and $620,000 as of May 3, 2003 and February 1, 2003, respectively. The Company provides certain services to this joint venture for which the Company is reimbursed. The net receivable due to the Company for these services was $480,000 and $840,000 as of May 3, 2003 and February 1, 2003, respectively.

7.       CREDIT FACILITY

         During August 1999, the Company entered into a five-year $100 million credit agreement with a syndicate of banks. This credit agreement was collateralized by virtually all assets of the Company and was comprised of a $50 million five-year term loan and a $50 million revolving loan commitment. The entire amount of the term portion was drawn in order to fund a $50 million dividend to Limited Brands. On May 24, 2002, the Company paid off the entire $50 million term loan.

         On April 29, 2003, the Company terminated the credit agreement and entered into a new credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility consists of a $100 million revolving loan commitment. Interest expense on borrowings under the Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate and the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales. The Company is in compliance with all applicable terms of the Credit Facility. As of May 3, 2003, there were no amounts outstanding under the Credit Facility.

         Interest (income) expense consisted of the following (in thousands):

                                                      THIRTEEN WEEKS ENDED
                                                    -------------------------
                                                     MAY 3,           MAY 4,
                                                      2003             2002
                                                    --------         --------
Interest expense                                    $    120         $  1,038
Interest income                                         (244)            (785)
                                                    --------         --------
   Net interest (income) expense                    $   (124)        $    253
                                                    ========         ========

8.       ADVERTISING BARTER TRANSACTIONS

         The Company participates in advertising barter transactions whereby advertising space is allotted to third-parties in the Company's catalog in exchange for production of Limited Too promotional spots on television including airtime and other costs associated with cross-promotional events. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." EITF 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity's own historical practice of receiving cash for similar advertising. The Company has historically not received cash for similar advertising. Therefore, no revenues or expenses were recorded for the thirteen weeks ended May 3, 2003 and May 4, 2002.

9.       RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," became effective in the first quarter of 2003. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the corresponding estimated retirement cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, the adoption of this Statement did not have a material impact on the Company's Consolidated Financial Statements.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.

         SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in EITF Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's Consolidated Financial Statements.

         Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company's Consolidated Financial Statements.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This EITF Issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into after November 21, 2002. This EITF Issue also addresses the classification of cash consideration received from vendors in a reseller's income statement. The guidance related to income statement classification is to be applied to all new arrangements and arrangements modified after December 31, 2002. The adoption of this Issue did not have a material impact on the Company's Consolidated Financial Statements.

         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" was issued in December 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions of SFAS No. 148 and has included this information in Note 2.

         FIN No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Company is currently evaluating the impact of adopting FIN 46, but the Company's management does not expect the adoption of FIN 46 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

10.      SUBSEQUENT EVENT

         On May 28, 2003, the Company announced that it is ending the rollout of its mishmash retail concept in favor of redirecting its resources to the development of a new concept focused on value-priced sportswear and accessories for `tween girls, ages 7 to 14. The mishmash stores will remain open through the back-to-school selling season, at which point many of the stores will be converted to new concept stores. The Company also announced the discontinuation of the Goldmark joint venture. Management is currently in process of discussions with landlords concerning the future economics of the existing store leases and, accordingly, the Company cannot estimate the impact on the results of operations, cash flows and financial position of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of May 3, 2003, and the related consolidated statements of income and cash flows for each of the thirteen-week periods ended May 3, 2003 and May 4, 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 1, 2003, and the related consolidated statements of income, changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 21, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of February 1, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
May 14, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended May 3, 2003 were $140.1 million, a decrease of 12% from $158.6 million for the comparable period of 2002. Gross income decreased 20% to $42.7 million from $53.5 million in 2002 and operating income declined 36% to $6.4 million from $10.0 million in 2002. Net income decreased 28% to $4.2 million from $5.8 million in 2002. Diluted earnings per share declined 33% to $.12, versus $.18 in 2002.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen week period ended May 3, 2003, to the comparable 2002 period:

                                                            Thirteen Weeks Ended
                                                 ------------------------------------------
                                                                                 Percent
                                                 May 3, 2003    May 4, 2002      Change
                                                 -----------    -----------      -------
Net sales (millions)                             $  140.1       $  158.6          (12)%

Limited Too:

Comparable store sales increase (decrease)(1)         (18)%            4%
Sales per average square foot(2)                 $     65       $     82          (21)%
Sales per average store (thousands)              $    266       $    335          (21)%
Average store size at quarter end (square feet)     4,117          4,096            1%
Total square feet at quarter end (thousands)        2,120          1,929           10%
Number of stores:
   Beginning of period                                510            459
     Opened                                             7             13
     Closed                                            (2)            (1)
                                                 --------       --------
   End of period                                      515            471
                                                 ========       ========

Stores remodeled                                        2              2
Stores with "Girl Power" format                       289            230
Percentage of stores in "Girl Power" format            56%            49%

Number of mishmash stores                              14              9

(1) A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in square feet are treated as new stores for purposes of this calculation.

(2) Sales per average square foot is the result of dividing net sales for the fiscal quarter by average gross square feet, which reflects the impact of opening and closing stores throughout the quarter.

NET SALES

Net sales for the first quarter of 2003 decreased 12% to $140.1 million from $158.6 million in 2002. Comparable store sales declined 18% for the first quarter of 2003 compared to 4% comparable store sales growth during the first quarter of 2002. The decline resulted from a fashion misstep that hindered the Company's results for the fourth quarter of fiscal 2002, and continued to impact a portion of Limited Too's spring apparel assortment in the first quarter of fiscal 2003. In addition, colder and more inclement weather, along with ebbing consumer confidence and its consequent effect on mall traffic, contributed to the first quarter decline. Finally, the late Easter holiday, and the resultant shift of the redemption period of the Company's spring Too Bucks promotion, caused a shift of approximately $6.5 million in sales from the first quarter to the second quarter of fiscal 2003.

The best performing merchandise categories during the thirteen weeks ended May 3, 2003 were casual shirts, lifestyle and jewelry. However, other than casual shirts, each of our hanging merchandise categories posted average store decreases during the first quarter versus the same period last year. In addition, the sleepwear, personal care and footwear categories posted average store decreases for the quarter.

GROSS INCOME

Gross income, expressed as a percentage of net sales, was 30.5% for the first quarter of 2003, a decrease of 320 basis points from a gross income rate of 33.7% for the first quarter of 2002. This rate decrease was due to higher markdowns, which more than offset a 100 basis point gain in initial mark-ups. The rate decline was further exacerbated by our inability to leverage fixed buying and occupancy costs due to the negative comparable store sales performance.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expense, expressed as a percentage of net sales, was 25.9% for the first quarter of 2003, a decrease of 150 basis points from a rate of 27.4% for the first quarter of 2002. This rate decrease was primarily due to lower incentive compensation expense, settlement proceeds received in lieu of a litigation claim and certain one-time expenses incurred last year for brand protection litigation, tax consulting, as well as moving and start-up costs associated with the new home office and the newly opened distribution center.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, was 4.6% in the first quarter of 2003, a decrease of 170 basis points from 6.3% for the same period in 2002. The decrease in the operating income rate for the quarter was due to lower merchandise margins, higher markdown and occupancy rates, and despite lower general, administrative and store operating expenses, expressed as a percentage of sales.

INCOME TAXES

Income tax expense amounted to $2.4 million for the first quarter of 2003 compared to $3.9 million for the same period in 2002. The income tax provision rate decreased from 40.0% to 36.6% as a result of realigning our corporate operations, including our direct sourcing and supply chain management initiatives which provided state tax benefits, and investment in certain short-term, tax-free municipal bonds.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities provided the resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash used for operating activities amounted to $10.2 million for the thirteen weeks ended May 3, 2003 versus net cash provided by operating activities of $15.5 million for the same period in 2002. The decrease was primarily due to lower net income, accounts payable and accrued expenses, and higher inventory levels. The decrease in accounts payable and accrued expenses was due to the timing of store rent payments, a reduction in the accrual for incentive compensation, and the redemption of post-holiday gift cards. The higher inventory balance was a result of the later timing of the Company's spring Too Bucks redemption period.

In the first quarter of fiscal 2003, investing activities represented capital expenditures primarily for new and remodeled stores. In the first quarter of fiscal 2002, capital expenditures also included progress payments on the completion of construction of our new home office and distribution center.

Financing activities principally represented proceeds from employee stock option exercises and the issuance of restricted stock.

A summary of our working capital position and capitalization follows (in thousands).

                                                          MAY 3,       FEBRUARY 1,
                                                           2003           2003
                                                         --------      -----------
Working capital                                          $ 96,418       $ 92,644

Capitalization:
   Shareholders' equity                                   258,821        253,660
                                                         --------       --------
Total capitalization                                     $258,821       $253,660
                                                         ========       ========

Additional amounts available under the revolving
   portion of the Credit Facility                        $100,000       $ 50,000
                                                         ========       ========

During August 1999, the Company entered into a five-year $100 million credit agreement with a syndicate of banks. This credit agreement was collateralized by virtually all assets of the Company and was comprised of a $50 million five-year term loan and a $50 million revolving loan commitment. The entire amount of the term portion was drawn in order to fund a $50 million dividend to Limited Brands. On May 24, 2002, the Company paid off the entire $50 million term loan.

On April 29, 2003, the Company terminated the aforementioned credit agreement and entered into a new credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility consists of a $100 million revolving loan commitment. Interest expense on borrowings under the Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate and the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The Credit Facility limits the Company from incurring certain additional indebtedness and restricts substantial asset sales. The Company is in compliance with all applicable terms of the Credit Facility. As of May 3, 2003, there were no amounts outstanding under the Credit Facility.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $5.6 million for the thirteen weeks ended May 3, 2003 compared to $15.6 million for the comparable period in 2002. The decrease is primarily due to the $12.3 million in costs the Company incurred in 2002 for the completion of construction of its new distribution center and home office. We anticipate spending between $25 million and $27 million in fiscal 2003 primarily for new stores, remodeling or expansion of existing stores and related fixtures and equipment. We intend to add 290,000 to 310,000 square feet in 2003, which will represent a 14% to 15% increase over year end 2002. We anticipate that the increase will result from opening approximately 50 to 55 new Limited Too stores and expanding approximately ten stores identified for remodeling. Additionally, we plan to open 10 to 11 new mishmash stores during fiscal 2003. We expect substantially all capital expenditures in fiscal 2003 will be funded by cash on hand and net cash provided by operating activities.

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

Inventories - Inventories are valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market if markdowns are currently taken as a reduction of the retail value and cost of inventories. Inherent in the retail method are certain significant management judgments and estimates including, among others, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. The Company calculates inventory costs on an individual item-class basis to ensure a high degree of accuracy in estimating the cost. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," became effective in the first quarter of 2003. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the corresponding estimated retirement cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of lease terms are minimal, the adoption of this Statement did not have a material impact on the Company's Consolidated Financial Statements.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 145 eliminates FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material impact on the Company's Consolidated Financial Statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the Financial Accounting Standards Board during the second quarter of 2002. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 eliminates the definition and requirement for recognition of exit costs in EITF Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's Consolidated Financial Statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company's Consolidated Financial Statements.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor." This EITF Issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into after November 21, 2002. This EITF Issue also addresses the classification of cash consideration received from vendors in a reseller's income statement. The guidance related to income statement classification is to be applied to all new arrangements and arrangements modified after December 31, 2002. The adoption of this Issue did not have a material impact on the Company's Consolidated Financial Statements.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" was issued in December 2002. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to account for stock-based compensation using Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees," and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions of SFAS No. 148 and has included this information in Note 2.

FIN No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Company is currently evaluating the impact of adopting FIN 46, but the Company's management does not expect the adoption of FIN 46 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Management's Discussion and Analysis or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Management's Discussion and Analysis relating to anticipated capital expenditures in 2003 for new stores, the remodeling or expansion of existing stores and the related funding thereof. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Management's Discussion and Analysis or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Form 10-K, filed April 29, 2002, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At May 3, 2003, no borrowings were outstanding under the Credit Facility. Additionally, we are exposed to market risk related to interest rate risk on the investment of cash in securities with original maturities of three months or less. These investments are considered cash equivalents and are shown as such on the Consolidated Balance Sheets. If there are changes in interest rates, those changes would affect the interest income we earn on those investments.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

There are various claims, lawsuits and other legal actions pending for and against Too incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on Too's results of operations cash flows or financial position.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.28 Credit Agreement among Too, Inc., various lending institutions and National City Bank as Syndication Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on For 8-K Filed on May 7, 2003).

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

                                    TOO, INC.
                                    (Registrant)

                                    By /s/ Kent A. Kleeberger
                                       -----------------------------------------
                                    Kent A. Kleeberger
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (duly authorized officer and Principal
                                    Financial and Accounting Officer)

Date: June 6, 2003

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: June 6, 2003

                                            /s/ Michael W. Rayden
                                            ------------------------------------
                                            Michael W. Rayden
                                            Chairman of the Board, President and
                                            Chief Executive Officer

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: June 6, 2003

                                          /s/ Kent A. Kleeberger
                                          --------------------------
                                          Kent A. Kleeberger
                                          Executive Vice President, Chief
                                          Operating Officer and Chief Financial
                                          Officer