Form 10-Q
period 2003-08-02
TOO INC
filed 2003-09-16
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003

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

                                 (614) 775-3500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             COMMON STOCK                OUTSTANDING AT SEPTEMBER 3, 2003
             ------------                --------------------------------
            $.01 Par Value                       34,322,008 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS

                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I. Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended
           August 2, 2003 and August 3, 2002..............................................................           3

      Consolidated Balance Sheets
           August 2, 2003 and February 1, 2003............................................................           4

      Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended
           August 2, 2003 and August 3, 2002..............................................................           5

      Notes to Consolidated Financial Statements..........................................................           6

      Report of Independent Accountants...................................................................          13

   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition..........          14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................          19

   Item 4. Controls and Procedures........................................................................          19

PART II. Other Information

   Item 1. Legal Proceedings..............................................................................          20

   Item 4. Matters Submitted to a Vote of Security Holders................................................          20

   Item 6. Exhibits and Reports on Form 8-K...............................................................          20

   Signature .............................................................................................          22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                                ----------------------   ----------------------
                                                AUGUST 2,    AUGUST 3,   AUGUST 2,    AUGUST 3,
                                                  2003         2002        2003         2002
                                                ---------    ---------   ---------    ---------
Net sales                                       $ 134,849    $ 141,248   $ 274,976    $ 299,839
     Costs of goods sold, buying and
          occupancy costs                          94,865       91,803     192,323      196,871
                                                ---------    ---------   ---------    ---------
Gross income                                       39,984       49,445      82,653      102,968
     General, administrative and store
          operating expenses                       39,046       39,898      75,280       83,423
     Store closing and impairment costs             7,333            -       7,333            -
                                                ---------    ---------   ---------    ---------
Operating income (loss)                            (6,395)       9,547          40       19,545
     Interest (income) expense, net                   (65)         516        (189)         769
                                                ---------    ---------   ---------    ---------
Income (loss) before income taxes                  (6,330)       9,031         229       18,776
     Provision (benefit) for income taxes          (2,500)       3,500        (100)       7,400
                                                ---------    ---------   ---------    ---------
Net income (loss)                               $  (3,830)   $   5,531   $     329    $  11,376
                                                =========    =========   =========    =========

Earnings (loss) per share:

     Basic                                      $   (0.11)   $    0.17   $    0.01    $    0.35
                                                =========    =========   =========    =========

     Diluted                                    $   (0.11)   $    0.16   $    0.01    $    0.34
                                                =========    =========   =========    =========

Weighted average common shares:

     Basic                                         34,271       33,483      34,185       32,454
                                                =========    =========   =========    =========

     Diluted                                       34,271       34,501      34,649       33,518
                                                =========    =========   =========    =========

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               AUGUST 2,    FEBRUARY 1,
                                                                                 2003          2003
                                                                              -----------   -----------
                                                                              (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                     $    62,028   $   101,300
     Restricted cash                                                               23,249             -
     Receivables                                                                    9,683         4,957
     Inventories                                                                   66,000        55,080
     Store supplies                                                                13,533        12,285
     Other                                                                          1,010         2,260
                                                                              -----------   -----------
Total current assets                                                              175,503       175,882

Property and equipment, net                                                       151,142       145,530
Deferred income taxes                                                              14,929        14,929
Other assets                                                                       10,457        10,990
                                                                              -----------   -----------

Total assets                                                                  $   352,031   $   347,331
                                                                              ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                         $    26,166   $    22,550
     Accrued expenses                                                              47,026        44,600
     Income taxes payable                                                           7,733        16,088
                                                                              -----------   -----------
Total current liabilities                                                          80,925        83,238

Other long-term liabilities                                                        12,041        10,433

Commitments and contingencies

                              SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares authorized                                           -             -
Common stock, $.01 par value, 100 million shares
     authorized,  34.4 million and 34.1 million issued and outstanding
     at August 2, 2003 and February 1, 2003                                           344           341
Treasury stock, at cost, 29,709 shares                                               (998)         (998)
Paid in capital                                                                   119,494       114,421
Retained earnings                                                                 140,225       139,896
                                                                              -----------   -----------

Total shareholders' equity                                                        259,065       253,660
                                                                              -----------   -----------

Total liabilities and shareholders' equity                                    $   352,031   $   347,331
                                                                              ===========   ===========

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                     TWENTY-SIX WEEKS ENDED
                                                                    -------------------------
                                                                     AUGUST 2,     AUGUST 3,
                                                                       2003          2002
                                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $       329   $    11,376

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:
     Depreciation and amortization                                        9,502         9,946
     Loss on impairment of assets                                         5,560             -

     CHANGES IN ASSETS AND LIABILITIES:
         Inventories                                                    (10,920)      (11,642)
         Accounts payable and accrued expenses                             (589)       12,711
         Income taxes                                                    (8,371)       (6,220)
         Other assets                                                    (3,604)          894
         Other liabilities                                                1,608         1,730
                                                                    -----------   -----------

         NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            (6,485)       18,795
                                                                    -----------   -----------

INVESTING ACTIVITIES:
     Capital expenditures                                                (9,833)      (28,434)
     Restricted cash                                                    (23,249)            -
                                                                    -----------   -----------

         NET CASH USED FOR INVESTING ACTIVITIES                         (33,082)      (28,434)
                                                                    -----------   -----------

FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                               -        73,606
     Repayment of term loan                                                   -       (50,000)
     Stock options, restricted stock and other equity changes               295         2,067
                                                                    -----------   -----------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                          295        25,673
                                                                    -----------   -----------

     NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    (39,272)       16,034

Cash and equivalents, beginning of period                               101,300        63,538
                                                                    -----------   -----------

         Cash and equivalents, end of period                        $    62,028   $    79,572
                                                                    ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
     Accrual for point of sale operating lease buy out              $    11,288   $         -
                                                                    ===========   ===========
     Exercise of restricted stock options                           $     4,045   $     2,755
                                                                    ===========   ===========

        The accompanying notes are an integral part of these Consolidated
                             Financial Statements.

                                    TOO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Too, Inc. (referred to herein as "Too" or "the Company") is the operator of two specialty retailing businesses, Limited Too and mishmash. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. mishmash, launched by the Company in fiscal 2001, sells cosmetics, sportswear, intimate apparel and footwear to young women ages fourteen to nineteen. The assortment also includes accessories, jewelry, room decor furnishings and lifestyle products. On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of a new value-priced concept for 'tween girls. See Note 4 for further information regarding the mishmash store closings. The Consolidated Financial Statements include the accounts of Too, Inc. and its wholly-owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis.

         The accompanying unaudited interim Consolidated Financial Statements as of August 2, 2003 and for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's 2002 Form 10-K. In the opinion of management, the accompanying interim Consolidated Financial Statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The Consolidated Financial Statements as of August 2, 2003, and for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the Consolidated Financial Statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

         Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.       STOCK-BASED COMPENSATION

         At August 2, 2003, the Company has various stock option and restricted stock plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, to stock-based employee compensation (in millions, except per share amounts):

                                                             THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                          -------------------------   -------------------------
                                                           AUGUST 2,     AUGUST 3,     AUGUST 2,     AUGUST 3,
                                                             2003          2002          2003          2002
                                                          -----------   -----------   -----------   -----------
Net income (loss), as reported                            $      (3.8)  $       5.5   $       0.3   $      11.4
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                    (0.8)         (0.7)         (1.6)         (1.3)
                                                          -----------   -----------   -----------   -----------
Pro forma net income (loss)                               $      (4.6)  $       4.8   $      (1.3)  $      10.1
                                                          ===========   ===========   ===========   ===========

Earnings (loss) per share:
   Basic - as reported                                    $     (0.11)  $      0.17   $      0.01   $      0.35
                                                          ===========   ===========   ===========   ===========

   Basic - pro forma                                      $     (0.13)  $      0.14   $     (0.04)  $      0.31
                                                          ===========   ===========   ===========   ===========

   Diluted - as reported                                  $     (0.11)  $      0.16   $      0.01   $      0.34
                                                          ===========   ===========   ===========   ===========

   Diluted - pro forma                                    $     (0.13)  $      0.14   $     (0.04)  $      0.30
                                                          ===========   ===========   ===========   ===========

         The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002:

                                                             THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                          -------------------------   -------------------------
                                                           AUGUST 2,     AUGUST 3,     AUGUST 2,     AUGUST 3,
                                                             2003          2002          2003          2002
                                                          -----------   -----------   -----------   -----------
Expected life                                                 5.0           5.0           5.0           5.0
Forfeiture rate                                                20%           20%           20%           20%
Dividend rate                                                   -             -             -             -
Price volatility                                               51%           50%           52%           50%
Risk-free interest rate                                       2.3%          2.9%          2.6%          2.9%

         The weighted average fair value of options granted during the thirteen and twenty-six weeks ended August 2, 2003 was $7.76 and $7.53, respectively. The weighted average fair value of options granted during both the thirteen and twenty-six weeks ended August 3, 2002 was $12.35.

3.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method.

         The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                       THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                                  -----------------------------     ----------------------------
                                                    AUGUST 2,        AUGUST 3,        AUGUST 2,        AUGUST 3,
                                                      2003             2002             2003             2002
                                                  -------------    ------------     -------------     ----------
Net income (loss)                                   $  (3,830)      $    5,531         $    329        $ 11,376
                                                    =========       ==========         ========        ========
Weighted average common shares - basic                 34,271           33,483           34,185          32,454
Dilutive effect of stock options
     and restricted stock                                   -            1,018              464           1,064
                                                    ---------       ----------         --------        --------
Weighted average common shares - diluted               34,271           34,501           34,649          33,518
                                                    =========       ==========         ========        ========

         Due to the options' strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. In fiscal 2003, options to purchase 1,147,000 common shares were not included in the computation of net income per diluted share for the twenty-six weeks ended August 2, 2003. In fiscal 2002, options to purchase 14,000 common shares were not included in the computation of net income per diluted share for both the thirteen and twenty-six weeks ended August 3, 2002. For the thirteen weeks ended August 2, 2003, stock options and restricted stock were not included in the computation of diluted loss per share because to do so would have been antidilutive.

4.       STORE CLOSING AND IMPAIRMENT COSTS

         On May 28, 2003, the Company announced that it is ending the rollout of its mishmash retail concept in favor of redirecting its resources to the development of a new concept focused on value-priced sportswear and accessories for `tween girls, ages 7 to 14. The mishmash stores will remain open through the back-to-school selling season, at which time 7 of the 18 mishmash stores will be converted to the new concept. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded an expense of $1.8 million, which is shown in the store closing and impairment costs line of the accompanying Consolidated Statements of Income. The following table provides a detail for each major type of cost associated with the closing activity (in thousands):

                                          EXPECTED          INCURRED
                                           TO BE           IN CURRENT         INCURRED
                                          INCURRED           PERIOD           TO DATE
                                       ---------------    --------------    -------------
One-time termination benefits              $  225             $    -           $     -
Contract termination costs                  1,600              1,600             1,600
Other associated costs                        173                173               173
                                           ------             ------           -------

     Store closing costs                   $1,998             $1,773           $ 1,773
                                           ======             ======           =======

         The following table provides a reconciliation of the liability balance during the quarter (in thousands):

                                  BEGINNING         CURRENT          COSTS                         ENDING
                                   RESERVE          PERIOD          PAID OR         OTHER          RESERVE
                                   BALANCE          EXPENSE         SETTLED      ADJUSTMENTS       BALANCE
                                  ---------       ----------       --------      -----------      ---------
Contract termination costs        $       -       $    1,600       $      -      $         -      $   1,600
Other associated costs                    -              173              -                -            173
                                  ---------       ----------       --------      -----------      ---------
     Store closing costs          $       -       $    1,773       $      -      $         -      $   1,773
                                  =========       ==========       ========      ===========      =========

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an impairment charge of $4.9 million was also recorded during the second quarter of fiscal 2003. The impairment charge reflects the difference between the carrying value and fair value of mishmash's store assets. Fair value of the mishmash store assets was based on the expected future cash flows of the mishmash stores. The impairment loss is shown in the store closing and impairment costs line of the accompanying Consolidated Statements of Operations.

         In addition, the Company announced the discontinuation of its Goldmark joint venture during the second quarter of fiscal 2003. In accordance with Accounting Principles Board Opinion ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock," an impairment charge of $0.6 million was recorded, which reflects the difference between the carrying value and the fair value of the Company's investment in the joint venture. The Goldmark impairment charge is shown in the store closing and impairment costs line of the accompanying Consolidated Statements of Operations.

5.       INVENTORIES

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

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, at cost, consisted of (in thousands):

                                                    AUGUST 2,        FEBRUARY 1,
                                                      2003               2003
                                                  ------------       ------------
Land                                              $      8,047       $      8,041
Buildings                                               41,962             41,611
Furniture, fixtures and equipment                      155,303            140,312
Leasehold improvements                                  36,039             40,182
Construction-in-progress                                 4,417              1,587
                                                  ------------       ------------
Total                                                  245,768            231,733

Less: accumulated depreciation and amortization        (94,626)           (86,203)
                                                  ------------       ------------

     Property and equipment, net                  $    151,142       $    145,530
                                                  ============       ============

7.       RELATED PARTY TRANSACTIONS

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

         Amounts payable to Limited Brands, including merchandise payables to Mast Industries, approximated $6.3 million and $6.8 million at August 2, 2003 and February 1, 2003, respectively.

         During fiscal year 2002, the Company formed a 50% owned joint venture, which was accounted for under the equity method of accounting. On May 28, 2003, the Company announced the discontinuation of the joint venture and, accordingly, wrote-off its investment in the joint venture during the second quarter. The investment in the joint venture amounted to $620,000 as of February 1, 2003. The Company continues to provide certain services on behalf of the joint venture, for which the Company is reimbursed. The net receivable due to the Company for these services was $260,000 and $840,000 as of August 2, 2003 and February 1, 2003,
         respectively.

8.       CREDIT FACILITY

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

         On April 29, 2003, the Company terminated the aforementioned credit agreement and entered into a new credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate and the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the LondoN Interbank Offered Rate. Under the terms of the Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. See Note 10 for further information.

         Interest (income) expense consisted of the following (in thousands):

                                                 THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                           -------------------------------        ------------------------------
                                            AUGUST 2,          AUGUST 3,           AUGUST 2,          AUGUST 3,
                                               2003              2002                 2003               2002
                                           -----------        -----------         -----------        -----------
Interest expense                           $       146        $       884         $       266        $     1,922
Interest income                                   (211)              (368)               (455)            (1,153)
                                           -----------        -----------         -----------        -----------

   Interest (income) expense, net          $       (65)       $       516         $      (189)       $       769
                                           ===========        ===========         ===========        ===========

9.       RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," in January 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Company is currently evaluating the impact of adopting FIN 46, but the Company's management does not expect the adoption of FIN 46 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

         The Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 03-03, "Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises," in May 2003. This consensus states that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. The consensus is effective for all new insurance arrangements entered into in the next reporting period beginning after May 28, 2003. The adoption of this consensus will not have a significant impact on the results of operations, cash flows or the financial position of the Company.

10.      SUBSEQUENT EVENT

         On September 16, 2003, the unsecured Credit Facility was amended, and became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. As of the end of the second quarter of 2003, the Company had outstanding letters of credit under the Credit Facility amounting to $21.1 million. The Company is in compliance with all applicable terms of the amended Credit Facility.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of August 2, 2003, and the related consolidated statements of operations for each of the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 and the consolidated statements of cash flows for the twenty-six week periods ended August 2, 2003 and August 3, 2002. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
August 13, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended August 2, 2003 were $134.8 million, a decrease of 5% from $141.2 million for the comparable period of 2002. Gross income decreased 19% to $40.0 million from $49.4 million in 2002. The Company had an operating loss of $6.4 million after recognizing $7.3 million of store closing and impairment charges, compared with operating income of $9.5 million in 2002. The net loss for the quarter was $3.8 million, versus net income of $5.5 million in 2002. The loss per share for the quarter was $0.11, versus diluted earnings per share of $0.16 in 2002.

Net sales for the twenty-six weeks ended August 2, 2003 were $275.0 million, a decrease of 8% from $299.8 million for the comparable period of 2002. Gross income decreased 20% to $82.7 million from $103.0 million in 2002 and operating income was nearly breakeven compared to $19.5 million in 2002. Net income decreased 97% to $0.3 million from $11.4 million in 2002. Diluted earnings per share was $0.01, versus $0.34 in 2002.

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen week period ended May 3, 2003, to the comparable 2002 period:

                                                    Thirteen Weeks Ended                          Twenty-Six Weeks Ended
                                        --------------------------------------------    ----------------------------------------
                                          August 2,         August 3,       Percent       August 2,       August 3,      Percent
                                            2003              2002           Change         2003            2002         Change
                                        -------------    --------------    ---------    ------------    ------------    --------
Net sales (millions)                    $       134.8    $        141.2       (5)%      $      275.0    $      299.8       (8)%

Limited Too:

Comparable store sales increase
   (decrease)(1)                                  (13)%               0%                         (16)%             2%
Sales per average square foot(2)        $          60    $           71      (15)%      $        125    $        153      (18)%
Sales per average store (thousands)     $         248    $          289      (14)%      $        514    $        624      (18)%
Average store size at quarter end
   (square feet)                                4,121             4,101        0 %
Total square feet at quarter end
   (thousands)                                  2,213             1,985       11 %
Number of stores:
   Beginning of period                            515               471                          510             459
     Opened                                        22                14                           29              27
     Closed                                         -                (1)                          (2)             (2)
                                        -------------    --------------                 ------------    ------------
   End of period                                  537               484                          537             484
                                        =============    ==============                 ============    ============

Stores remodeled                                    1                 3                            3               5
Stores with "Girl Power" format                   312               247
Percentage of stores in "Girl Power"
   format                                          58%               51%
Number of mishmash stores                          18                11

(1) A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in square footage are treated as new stores for purposes of this calculation.

(2) Sales per average square foot is the result of dividing net sales for the fiscal quarter by average gross square feet, which reflects the impact of opening and closing stores throughout the quarter.

NET SALES

Net sales for the second quarter of 2003 decreased 5% to $134.8 million from $141.2 million in 2002. Comparable store sales declined 13% for the second quarter of 2003 compared to flat comparable store sales performance during the second quarter of 2002. The decline resulted primarily from a fashion misstep that hindered the Company's results beginning with the fourth quarter of fiscal 2002, and continued to impact Limited Too's spring apparel assortment through the second quarter of fiscal 2003. Also contributing to the decrease was a weak economy and declining mall traffic. These factors more than offset the benefit of an eight day shift in the Company's spring Too Bucks redemption period caused by the late Easter holiday. The shift represents approximately $6.5 million in sales moving from the first quarter to the second quarter of fiscal 2003.

Year-to-date net sales were $275.0 million, an 8% decrease from $299.8 million in 2002. Comparable store sales declined 16% for the year-to-date period compared to 2% comparable store sales growth in 2002. Year-to-date sales were negatively impacted by a fashion misstep that affected Limited Too's spring apparel assortment. In addition, colder and more inclement weather, along with ebbing consumer confidence and its consequent effect on mall traffic, contributed to the year-to-date decline.

Virtually all of Limited Too's hanging merchandise categories experienced average store sales decreases for the thirteen and twenty-six weeks ended August 2, 2003 versus the comparable periods in 2002. However, the innerwear, swimwear, jewelry and lifestyles categories posted average store increases over 2002.

GROSS INCOME

Gross income, expressed as a percentage of net sales, was 29.7% for the second quarter of 2003, a decrease of 530 basis points from a gross income rate of 35.0% for the second quarter of 2002. This rate decrease was due to higher markdowns to clear slow-moving spring merchandise, which more than offset a 50 basis point gain in initial mark-ups. The rate decline was further exacerbated by our inability to leverage fixed buying and occupancy costs due to the negative comparable store sales performance.

For the year-to-date period, the gross income rate decreased 420 basis points to 30.1% from 34.3% in 2002. Higher initial mark-ups were more than offset by higher markdowns and the inability to leverage buying and occupancy costs.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expense increased 80 basis points to 29.0% expressed as a percentage of net sales for the second quarter of 2003 from 28.2% for the second quarter of 2002. However, in dollars, total general, administrative and store operating expenses declined by $0.9 million in the second quarter of 2003 versus the same period in 2002. The decrease was primarily due to declines in marketing and distribution center expenses. These cost savings more than offset the $1.0 million charge incurred to settle certain California labor matters.

On a year-to-date basis, general, administrative and store operating expense, expressed as a percentage of sales, decreased by 40 basis points to 27.4% in 2003 from 27.8% in 2002. The decrease in rate for the year-to-date period was due to lower incentive compensation expense, settlement proceeds received in lieu of a litigation claim and certain one-time expenses incurred last year for brand protection litigation, tax consulting, as well as moving and start-up costs associated with the Company's new home office and distribution center. The aforementioned items more than offset increases in store payroll and the settlement of certain California labor matters incurred in the second quarter of 2003.

STORE CLOSING AND IMPAIRMENT COSTS

On May 28, 2003, the Company announced that it is ending the rollout of its mishmash retail concept in favor of redirecting its resources to the development of a new concept focused on value-priced sportswear and accessories for `tween girls, ages 7 to 14. Most of the mishmash stores will remain open through the back-to-school selling season, at which point 7 of the 18 mishmash stores will be converted to the new concept. The Company also announced the discontinuation of its Goldmark joint venture. Accordingly, the Company recorded a charge of $7.3 million during the second quarter, consisting primarily of impairment charges on mishmash's store assets, as well as costs associated with early termination of the mishmash store leases.

OPERATING INCOME (LOSS)

The Company experienced an operating loss for the second quarter of $6.4 million versus operating income of $9.5 million for the same period in 2002. Operating income for the year-to-date period, expressed as a percentage of sales, was 0.0%, a decrease of 650 basis points from a rate of 6.5% for the same period in 2002. The decrease in the operating income for both the quarter and year-to-date periods was due to lower merchandise margins, higher markdown and occupancy rates and store closing and impairment costs.

INCOME TAXES

The benefit for income taxes amounted to $2.5 million and $100,000 for the quarter and year-to-date periods ending August 2, 2003, respectively, compared to a provision for income taxes of $3.5 million and $7.4 million for the comparable periods ending August 3, 2002. The income tax provision rate decreased beginning in the second quarter of fiscal 2002 as a result of realigning our corporate operations, including our direct sourcing and supply chain management initiatives that provided state tax benefits. The rate was further reduced due to the Company's investment in certain short-term, tax-free municipal bonds.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities is the primary resource to support operations, including projected growth, seasonal working capital requirements and capital expenditures.

Net cash used for operating activities amounted to $6.5 million for the twenty-six weeks ended August 2, 2003 versus net cash provided by operating activities of $18.8 million for the same period in 2002. The decrease was primarily due to lower net income and increased cash outflows in accounts payable and accrued expenses.

For the twenty-six weeks ended August 2, 2003, investing activities represented capital expenditures primarily for new and remodeled stores. For the comparable period in 2002, capital expenditures also included progress payments on the completion of construction of our new home office and distribution center. Investing activities for the second quarter of 2003 reflect the designation of restricted cash as a result of the Company's efforts to modify the Credit Facility.

Financing activities for the year-to-date period ended August 2, 2003, principally represented proceeds from employee stock option exercises and the issuance of restricted stock. For the comparable period in 2002, financing activities also included proceeds from a follow-on offering of 2.4 million common stock shares, and the accompanying repayment of the Company's term loan.

A summary of our working capital position and capitalization follows (in thousands):

                                                       AUGUST 2,        FEBRUARY 1,
                                                         2003               2003
                                                       ---------        -----------
Working capital                                        $  94,578        $    92,644

Capitalization:
   Shareholders' equity                                  259,065            253,660
                                                       ---------        -----------
Total capitalization                                   $ 259,065        $   253,660
                                                       =========        ===========

Additional amounts available under the revolving
   Portion of the Credit Facility                      $ 100,000        $    50,000
                                                       =========        ===========

During August 1999, the Company entered into a five-year $100 million credit agreement with a syndicate of banks. This credit agreement was collateralized by virtually all assets of the Company and was comprised of a $50 million five-year term loan and a $50 million revolving loan commitment. The entire amount of the term portion was drawn in order to fund a $50 million dividend to Limited Brands. On May 24, 2002, the Company paid off the entire $50 million term loan with the proceeds from the follow-on stock offering.

On April 29, 2003, the Company terminated the aforementioned credit agreement and entered into a new credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate and the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. On September 16, 2003, the unsecured Credit Facility was amended, and became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. As of the end of the second quarter of 2003, the Company had outstanding letters of credit under the Credit Facility amounting to $21.1 million. The Company is in compliance with all applicable terms of the amended Credit Facility.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $9.8 million for the twenty-six weeks ended August 2, 2003 compared to $28.4 million for the comparable period in 2002. The decrease is primarily due to the $20.2 million in costs the Company incurred in 2002 for the completion of construction of its new distribution center and home office. We anticipate capital expenditures of approximately $35 to $37 million in fiscal 2003. Capital expenditures consist primarily of costs for new Limited Too stores, remodeling or expansion of existing stores and related fixtures and equipment, as well as costs to convert 7 mishmash stores and build 20 new concept stores in order to open in early spring 2004. We intend to add approximately 210,000 square feet in 2003, which will represent a 10% increase over Limited Too square footage as of the 2002 year end. We anticipate that the increase will result from opening approximately 50 to 55 new Limited Too stores and expanding approximately ten stores identified for remodeling. We expect substantially all capital expenditures in fiscal 2003 will be funded by cash on hand and net cash provided by operating activities.

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

Inventories - Inventories are valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value and cost of inventories. Inherent in the retail method are certain significant management judgments and estimates including, among others, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. The Company calculates inventory costs on an individual item-class basis to ensure a high degree of accuracy in estimating the cost. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," in January 2003. FIN 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Company is currently evaluating the impact of adopting FIN 46, but the Company's management does not expect the adoption of FIN 46 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

The Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 03-03, "Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises," in May 2003. This consensus states that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. The consensus is effective for all new insurance arrangements entered into in the next reporting period beginning after May 28, 2003. The adoption of this consensus will not have a significant impact on the results of operations, cash flows or the financial position of the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Management's Discussion and Analysis or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include, but may not be limited to, statements in this Management's Discussion and Analysis relating to anticipated capital expenditures in 2003 for new stores, the remodeling or expansion of existing stores and the related funding thereof. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Management's Discussion and Analysis or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Form 10-K, filed April 29, 2002, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At August 2, 2003, no borrowings were outstanding under the Credit Facility. Additionally, we are exposed to market risk related to interest rate risk on the investment of cash in securities with original maturities of three months or less. These investments are considered cash equivalents and are shown as such on the Consolidated Balance Sheets. If there are changes in interest rates, those changes would affect the interest income we earn on those investments.

ITEM 4. Controls and Procedures

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are various claims, lawsuits and other legal actions pending for and against Too incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on Too's results of operations cash flows or financial position.

ITEM 4. Matters Submitted to a Vote of Security Holders

The 2003 annual meeting of stockholders was held on Tuesday, May 20, 2003, at 9:00 a.m. Eastern Time at our corporate offices, located at 8323 Walton Parkway, New Albany, Ohio.

  ELECTION OF DIRECTORS            FOR           AGAINST          WITHHELD         RESULTS
--------------------------      ----------       -------          --------         -------
Nancy J. Kramer                 29,328,380          -              461,617         Elected
Sally A. Boyer                  29,272,834          -              517,163         Elected
Kent A. Kleeberger              29,272,768          -              517,229         Elected

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.29 First Amendment to Credit Agreement among Too, Inc., various lending institutions and National City Bank as Administrative Agent.

         15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

         31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On May 7, 2003, Too, Inc. filed a Current Report on Form 8-K dated April 29, 2003, reporting pursuant to "Item 5. Other Events and Regulation FD Disclosure," that Too, Inc. had entered into a new Credit Agreement among Too, Inc., as Borrower, and National City Bank, as Administrative Agent.

         On May 9, 2003, Too, Inc. filed a Current Report on Form 8-K dated May 8, 2003, reporting pursuant to "Item 12. Results of Operations and Financial Condition," (under "Item 9. Regulation FD Disclosure") that Too, Inc. had issued a press release projecting certain first quarter 2003 results.

         On May 14, 2003, Too, Inc. filed a Current Report on Form 8-K dated May 14, 2003, reporting pursuant to "Item 12. Results of Operations and Financial Condition," (under "Item 9. Regulation FD Disclosure") that Too, Inc. had issued a press release announcing its financial results for the first quarter ended May 3, 2003, and certain expectations for the second quarter ended August 2, 2003.

         On May 30, 2003, Too, Inc. filed a Current Report on Form 8-K dated May 28, 2003, reporting pursuant to "Item 5. Other Events and Regulation FD Disclosure," that Too, Inc. had issued a press release announcing the discontinuation of mishmash operations and the development and roll out of a new value-priced concept for `tween girls.

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

Date: September 16, 2003