Form 10-Q
period 2003-11-01
TOO INC
filed 2003-12-05
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2003

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

                                    Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK          OUTSTANDING AT DECEMBER 2, 2003
        ------------          -------------------------------

       $.01 Par Value                34,348,377 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS

                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I. Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended
           November 1, 2003 and November 2, 2002..........................................................           3

      Consolidated Balance Sheets
           November 1, 2003 and February 1, 2003..........................................................           4

      Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
           November 1, 2003 and November 2, 2002..........................................................           5

      Notes to Consolidated Financial Statements..........................................................           6

      Report of Independent Accountants...................................................................          13

   Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition..........          14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................................          20

   Item 4. Controls and Procedures........................................................................          20

PART II. Other Information

   Item 1. Legal Proceedings..............................................................................          20

   Item 6. Exhibits and Reports on Form 8-K...............................................................          20

   Signature..............................................................................................          22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                             ---------------------------      ----------------------------
                                             NOVEMBER 1,     NOVEMBER 2,      NOVEMBER 1,      NOVEMBER 2,
                                                 2003            2002             2003             2002
                                             -----------     -----------      -----------      -----------
Net sales                                     $ 148,864       $ 164,629        $ 423,840        $ 464,468
     Costs of goods sold, buying and
          occupancy costs                       100,767         105,608          293,090          302,479
                                              ---------       ---------        ---------        ---------
Gross income                                     48,097          59,021          130,750          161,989
     General, administrative and store
          operating expenses                     40,463          41,606          115,743          125,029
     Store closing and impairment costs             188               -            7,521                -
                                              ---------       ---------        ---------        ---------
Operating income                                  7,446          17,415            7,486           36,960
     Interest (income) expense, net                 125            (121)             (64)             648
                                              ---------       ---------        ---------        ---------
Income before income taxes                        7,321          17,536            7,550           36,312
     Provision for income taxes                   2,800           6,700            2,700           14,100
                                              ---------       ---------        ---------        ---------
Net income                                    $   4,521       $  10,836        $   4,850        $  22,212
                                              =========       =========        =========        =========

Earnings per share:

     Basic                                    $    0.13       $    0.32        $    0.14        $    0.67
                                              =========       =========        =========        =========

     Diluted                                  $    0.13       $    0.31        $    0.14        $    0.65
                                              =========       =========        =========        =========

Weighted average common shares:

     Basic                                       34,322          34,061           34,230           32,990
                                              =========       =========        =========        =========

     Diluted                                     34,668          34,903           34,514           33,980
                                              =========       =========        =========        =========

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                NOVEMBER 1,         FEBRUARY 1,
                                                                                    2003                2003
                                                                                -----------         -----------
                                                                                (UNAUDITED)
                               ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                       $   70,845          $  101,300
     Restricted cash                                                                17,042                   -
     Receivables                                                                     9,698               4,957
     Income taxes receivable                                                         5,542                   -
     Inventories                                                                    64,162              55,080
     Store supplies                                                                 13,452              12,285
     Other                                                                           3,054               2,260
                                                                                ----------          ----------
Total current assets                                                               183,795             175,882

Property and equipment, net                                                        149,403             145,530
Deferred income taxes                                                                9,212              14,929
Other assets                                                                        10,514              10,990
                                                                                ----------          ----------

Total assets                                                                    $  352,924          $  347,331
                                                                                ==========          ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $   27,480          $   22,550
     Accrued expenses                                                               38,700              44,600
     Income taxes payable                                                           10,086              16,088
                                                                                ----------          ----------
Total current liabilities                                                           76,266              83,238

Other long-term liabilities                                                         13,067              10,433

Commitments and contingencies

                        SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares authorized                                            -                   -
Common stock, $.01 par value, 100 million shares
     authorized, 34.4 million and 34.1 million issued and outstanding
     at November 1, 2003 and February 1, 2003                                          344                 341
Treasury stock, at cost, 29,709 shares                                                (998)               (998)
Paid in capital                                                                    119,499             114,421
Retained earnings                                                                  144,746             139,896
                                                                                ----------          ----------

Total shareholders' equity                                                         263,591             253,660
                                                                                ----------          ----------

Total liabilities and shareholders' equity                                      $  352,924          $  347,331
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

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                       THIRTY-NINE WEEKS ENDED
                                                                   ------------------------------
                                                                   NOVEMBER 1,        NOVEMBER 2,
                                                                      2003               2002
                                                                   -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $   4,850          $  22,212

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:
     Depreciation and amortization                                     14,543             14,248
     Loss on impairment of assets                                       5,579                  -

     CHANGES IN ASSETS AND LIABILITIES:
         Inventories                                                   (9,082)           (11,649)
         Accounts payable and accrued expenses                           (766)            12,768
         Income taxes                                                    (300)            (5,896)
         Other assets                                                 (12,048)               722
         Other liabilities                                              2,634              2,855
                                                                    ---------          ---------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,410             35,260
                                                                    ---------          ---------

INVESTING ACTIVITIES:
     Capital expenditures                                             (19,122)           (36,047)
     Restricted cash                                                  (17,042)                 -
                                                                    ---------          ---------

         NET CASH USED FOR INVESTING ACTIVITIES                       (36,164)           (36,047)
                                                                    ---------          ---------

FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                             -             73,394
     Repayment of term loan                                                 -            (50,000)
     Stock options and other equity changes                               299              2,082
                                                                    ---------          ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                        299             25,476
                                                                    ---------          ---------

     NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (30,455)            24,689

Cash and equivalents, beginning of period                             101,300             63,538
                                                                    ---------          ---------

         Cash and equivalents, end of period                        $  70,845          $  88,227
                                                                    =========          =========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
     Accrual for point of sale operating lease buy out              $   4,464          $       -
                                                                    =========          =========
     Issuance of restricted stock                                   $   4,045          $   2,755
                                                                    =========          =========

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements.

                                    TOO, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         Too, Inc. (referred to herein as "Too" or "the Company") is the operator of two specialty retailing businesses, Limited Too and mishmash. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. mishmash, launched by the Company in fiscal 2001, sells cosmetics, sportswear, intimate apparel and footwear to young women ages fourteen to nineteen. The assortment also includes accessories, jewelry, room decor furnishings and lifestyle products. On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of a new value-priced concept for `tween girls. See Note 4 for further information regarding the mishmash store closings. The Consolidated Financial Statements include the accounts of Too, Inc. and its wholly-owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis.

         The accompanying unaudited interim Consolidated Financial Statements as of November 1, 2003 and for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's 2002 Form 10-K. In the opinion of management, the accompanying interim Consolidated Financial Statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The Consolidated Financial Statements as of November 1, 2003, and for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the Consolidated Financial Statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

         Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.       STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense for options has been recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company does recognize compensation expense related to restricted stock awards.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation (in millions, except per share amounts):

                                                   THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                              ------------------------------         ------------------------------
                                              NOVEMBER 1,        NOVEMBER 2,         NOVEMBER 1,        NOVEMBER 2,
                                                 2003               2002                2003               2002
                                              -----------        -----------         -----------        -----------
Net income, as reported                         $   4.5            $  10.8             $   4.9            $  22.2
Stock-based compensation expense
     determined under fair value based
     method, net of tax                            (0.8)              (0.7)               (2.4)              (2.0)
                                                -------            -------             -------            -------
Pro forma net income                            $   3.7            $  10.1             $   2.5            $  20.2
                                                =======            =======             =======            =======

Earnings per share:
   Basic - as reported                          $  0.13            $  0.32             $  0.14            $  0.67
                                                =======            =======             =======            =======

   Basic - pro forma                            $  0.11            $  0.30             $  0.07            $  0.61
                                                =======            =======             =======            =======

   Diluted - as reported                        $  0.13            $  0.31             $  0.14            $  0.65
                                                =======            =======             =======            =======

   Diluted - pro forma                          $  0.11            $  0.29             $  0.07            $  0.59
                                                =======            =======             =======            =======

         The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002:

                                    THIRTEEN WEEKS ENDED                THIRTY-NINE WEEKS ENDED
                               ------------------------------       ------------------------------
                               NOVEMBER 1,        NOVEMBER 2,       NOVEMBER 1,        NOVEMBER 2,
                                  2003               2002              2003               2002
                               -----------        -----------       -----------        -----------
Expected life                     5.0                5.0               5.0                5.0
Forfeiture rate                    20%                20%               20%                20%
Dividend rate                       -                  -                 -                  -
Price volatility                   48%                50%               52%                50%
Risk-free interest rate           3.2%               3.5%              2.9%               3.5%

         The weighted average fair value of options granted during the thirteen and thirty-nine weeks ended November 1, 2003 was $7.56 and $7.36, respectively. The weighted average fair value of options granted during both the thirteen and thirty-nine weeks ended November 2, 2002 was $12.35.

3.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method.

         The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                     THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                 ----------------------------     ----------------------------
                                                 NOVEMBER 1,      NOVEMBER 2,     NOVEMBER 1,      NOVEMBER 2,
                                                    2003             2002            2003             2002
                                                 -----------      -----------     -----------      -----------
Net income                                        $   4,521        $  10,836       $    4,850       $  22,212
                                                  =========        =========       ==========       =========

Weighted average common shares - basic               34,322           34,061           34,230          32,990
Dilutive effect of stock options
     and restricted stock                               346              842              284             990
                                                  ---------        ---------       ----------       ---------
Weighted average common shares - diluted             34,668           34,903           34,514          33,980
                                                  =========        =========       ==========       =========

         Due to the options' strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. In fiscal 2003, options to purchase 1,317,800 and 1,203,600 common shares were not included in the computation of net income per diluted share for the thirteen and thirty-nine weeks ended November 1, 2003, respectively. In fiscal 2002, options to purchase 853,000 and 140,700 common shares were not included in the computation of net income per diluted share for the thirteen and thirty-nine weeks ended November 2, 2002, respectively.

4.       STORE CLOSING AND IMPAIRMENT COSTS

         On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of redirecting its resources to the development of a new concept focused on value-priced sportswear and accessories for `tween girls, ages 7 to 14. Eleven mishmash stores were open at the end of the third quarter, with the remaining stores to be closed early in the fourth quarter. Four former mishmash stores will be converted to the new concept. In accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded an expense of $169 thousand and $1.9 million for the thirteen and thirty-nine weeks ended November 1, 2003, respectively, which is included in the store closing and impairment costs line of the accompanying Consolidated Statements of Operations. The following table provides a detail for each major type of cost associated with the closing activity (in thousands):

                                    EXPECTED         INCURRED
                                     TO BE          IN CURRENT      INCURRED
                                    INCURRED          PERIOD        TO DATE
                                    --------        ----------      --------
One-time termination benefits       $    225          $   26        $     26
Contract termination costs             1,700               -           1,600
Other associated costs                   316             143             316
                                    --------          ------        --------

     Store closing costs            $  2,241          $  169        $  1,942
                                    ========          ======        ========

         The following table provides a reconciliation of the liability balance during the quarter (in thousands):

                                       BEGINNING        CURRENT         COSTS                            ENDING
                                        RESERVE         PERIOD         PAID OR           OTHER           RESERVE
                                        BALANCE         EXPENSE        SETTLED        ADJUSTMENTS        BALANCE
                                       ---------        -------        -------        -----------        -------
One-time termination benefits           $     -          $  26         $  (26)           $   -           $     -
Contract termination costs                1,600              -            (75)               -             1,525
Other associated costs                      173            143           (164)               -               152
                                        -------          -----         ------            -----           -------

     Store closing costs                $ 1,773          $ 169         $ (265)           $   -           $ 1,677
                                        =======          =====         ======            =====           =======

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," an impairment charge of $19 thousand and $4.9 million was recorded during the thirteen and thirty-nine weeks ended November 1, 2003. The impairment charge reflects the difference between the carrying value and fair value of mishmash's store assets. Fair value of the mishmash store assets was based on the expected future cash flows of the mishmash stores. The impairment loss is included in the store closing and impairment costs line of the accompanying Consolidated Statements of Operations.

         In addition, the Company announced the discontinuation of its Goldmark joint venture during the second quarter of fiscal 2003. In accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," an impairment charge of $0.6 million was recorded during the second quarter, which reflects the difference between the carrying value and the fair value of the Company's investment in the joint venture, as well as the cost of reserving certain receivables due to Too, Inc. from the joint venture that were deemed uncollectible. The Goldmark impairment charge is included in the store closing and impairment costs line of the accompanying Consolidated Statements of Operations.

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

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, at cost, consisted of (in thousands):

                                                    NOVEMBER 1,     FEBRUARY 1,
                                                       2003            2003
                                                    -----------     -----------
Land                                                 $   8,089       $   8,041
Buildings                                               42,010          41,611
Furniture, fixtures and equipment                      161,761         140,312
Leasehold improvements                                  33,383          40,182
Construction-in-progress                                 3,581           1,587
                                                     ---------       ---------
Total                                                  248,824         231,733

Less: accumulated depreciation and amortization        (99,421)        (86,203)
                                                     ---------       ---------

     Property and equipment, net                     $ 149,403       $ 145,530
                                                     =========       =========

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

         Previously, our main office was owned by Distribution Land Corp., a wholly-owned subsidiary of Limited Brands, and leased to us with a lease term expiring in August 2002. In April 2002, the Company completed construction of its new home office and terminated the aforementioned lease.

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

         Amounts payable to Limited Brands, including merchandise payables to Mast Industries, approximated $7.2 million and $6.8 million at November 1, 2003 and February 1, 2003, respectively.

         During fiscal year 2002, the Company formed a 50% owned joint venture, which was accounted for under the equity method of accounting. On May 28, 2003, the Company announced the discontinuation of the joint venture and, accordingly, wrote-off its investment in the joint venture during the second quarter. The investment in the joint venture amounted to $620,000 as of February 1, 2003. The Company continues to provide certain services on behalf of the joint venture, for which the Company is reimbursed. The receivable, net of allowances, due to the Company for these services was $60,000 and $840,000 as of November 1, 2003 and February 1, 2003, respectively.

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

         On April 29, 2003, the Company terminated the aforementioned credit agreement and entered into a new credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate and the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. On September 16, 2003, the unsecured Credit Facility was amended, and became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. As of November 1, 2003, the Company had outstanding letters of credit under the Credit Facility amounting to $15.5 million. The Company is in compliance with all applicable terms of the amended Credit Facility.

         Interest (income) expense consisted of the following (in thousands):

                                                  THIRTEEN WEEKS ENDED                 THIRTY-NINE WEEKS ENDED
                                             ------------------------------        ------------------------------
                                             NOVEMBER 1,        NOVEMBER 2,        NOVEMBER 1,        NOVEMBER 2,
                                                2003               2002               2003               2002
                                             -----------        -----------        -----------        -----------
Interest expense                             $       646        $       239        $       912        $     2,161
Interest income                                     (521)              (360)              (976)            (1,513)
                                             -----------        -----------        -----------        -----------

   Interest (income) expense, net            $       125        $      (121)       $       (64)       $       648
                                             ===========        ===========        ===========        ===========

9.       RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," in January 2003. FIN No. 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN No. 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after December 15, 2003 for variable interest entities created before February 1, 2003. The Company is currently evaluating the impact of adopting FIN No. 46, but the Company's management does not expect the adoption of FIN No. 46 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

         The Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 03-03, "Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises," in May 2003. This consensus states that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. The consensus is effective for all new insurance arrangements entered into in the next reporting period beginning after May 28, 2003. The adoption of this consensus did not have a significant impact on the results of operations, cash flows or the financial position of the Company.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of November 1, 2003, and the related consolidated statements of operations for each of the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 and the consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2003 and November 2, 2002. These interim financial statements are the responsibility of the Company's management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
November 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the thirteen weeks ended November 1, 2003 were $148.9 million, a decrease of 10% from $164.6 million for the comparable period of 2002. Gross income decreased 18% to $48.1 million from $59.0 million in 2002 and operating income decreased 57% to $7.4 million from $17.4 million in 2002. Net income decreased 58% to $4.5 million from $10.8 million in 2002. Diluted earnings per share decreased 58% to $0.13, versus $0.31 in 2002.

Net sales for the thirty-nine weeks ended November 1, 2003 were $423.8 million, a decrease of 9% from $464.5 million for the comparable period of 2002. Gross income decreased 19% to $130.8 million from $162.0 million in 2002 and operating income decreased 80% to $7.5 million from $37.0 million in 2002. Net income decreased 78% to $4.9 million from $22.2 million in 2002. Diluted earnings per share decreased 78% to $0.14, versus $0.65 in 2002.

The following table represents the amounts shown in the Company's Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002, expressed as a percentage of net sales:

                                                 THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                             ----------------------------      ----------------------------
                                             NOVEMBER 1,      NOVEMBER 2,      NOVEMBER 1,      NOVEMBER 2,
                                                2003             2002             2003             2002
                                             -----------      -----------      -----------      -----------
Net sales                                       100.0%           100.0%           100.0%           100.0%
     Cost of goods sold, buying and
          occupancy costs                        67.7             64.1             69.2             65.1
                                                -----            -----            -----            -----
Gross income                                     32.3             35.9             30.8             34.9
     General, administrative and store
          operating expenses                     27.2             25.3             27.3             26.9
     Store closing and impairment costs           0.1              0.0              1.8              0.0
                                                -----            -----            -----            -----
Operating income                                  5.0             10.6              1.8              8.0
     Interest (income) expense, net               0.1             (0.1)             0.0              0.1
                                                -----            -----            -----            -----
Income before income taxes                        4.9             10.7              1.8              7.8
     Provision for income taxes                   1.9              4.1              0.6              3.0
                                                -----            -----            -----            -----
Net income                                        3.0%             6.6%             1.1%             4.8%
                                                =====            =====            =====            =====

FINANCIAL SUMMARY

The following summarized financial and statistical data compares the thirteen thirty-nine weeks ended November 1, 2003, to the comparable 2002 period:

                                                     Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                           ---------------------------------------    -------------------------------------
                                           November 1,     November 2,     Percent    November 1,    November 2,    Percent
                                              2003            2002         Change        2003           2002        Change
                                           -----------     -----------     -------    -----------    -----------    -------
Net sales (millions)                       $   148.9       $   164.6        (10)%     $   423.8      $    464.5       (9)%

Limited Too:

Comparable store sales increase
   (decrease)(1)                                 (17)%            (1)%                      (16)%             1%
Sales per average square foot(2)           $      65       $      80        (19)%     $     190      $      233      (18)%
Sales per average store (thousands)        $     267       $     329        (19)%     $     781      $      953      (18)%
Average store size at quarter end
   (square feet)                               4,120           4,107          0%
Total square feet at quarter end
   (thousands)                                 2,266           2,041         11%
Number of stores:
   Beginning of period                           537             484                        510             459
     Opened                                       13              15                         42              42
     Closed                                        -              (2)                        (2)             (4)
                                           ---------       ---------                  ---------      ----------
   End of period                                 550             497                        550             497
                                           =========       =========                  =========      ==========

Stores remodeled                                   -               2                          3               7

Number of mishmash stores                         11              11

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

NET SALES

Net sales for the third quarter of 2003 decreased 10% to $148.9 million from $164.6 million in 2002. Comparable store sales declined 17% for the third quarter of 2003 compared to a 1% decline in comparable store sales during the third quarter of 2002. The decline was primarily attributable to the poor performing back-to-school apparel assortment, which incorporated styles and colors prevalent in junior fashions, but was not popular with Too's core `tween customer. Also contributing to the decrease was inconsistent mall traffic and competition from off-the-mall retailers.

Year-to-date net sales were $423.8 million, a 9% decrease from $464.5 million in 2002. Comparable store sales declined 16% for the year-to-date period compared to a 1% comparable store sales increase in 2002. Year-to-date sales were negatively impacted primarily by fashion missteps that negatively affected Limited Too's results. In addition, colder and more inclement weather in the spring, along with ebbing consumer confidence and its consequent effect on mall traffic, contributed to the year-to-date decline.

Virtually all of Limited Too's hanging merchandise categories experienced average store sales decreases for the thirteen and thirty-nine weeks ended November 1, 2003 versus the comparable periods in 2002. However, the innerwear, accessories, footwear and lifestyles categories posted average store increases over 2002.

GROSS INCOME

Gross income, expressed as a percentage of net sales, was 32.3% for the third quarter of 2003, a decrease of 360 basis points from a gross income rate of 35.9% for the third quarter of 2002. This rate decrease was due to higher markdowns to clear slow-moving merchandise, as well as a 50 basis point decline in initial mark-ups due in part to value pricing initiatives. The rate decrease was further exacerbated by our inability to leverage fixed buying and occupancy costs due to the negative comparable store sales performance.

For the year-to-date period, the gross income rate decreased 410 basis points to 30.8% from 34.9% in 2002. The year-to-date rate decrease was due to higher markdowns and the inability to leverage buying and occupancy costs.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expense increased 190 basis points to 27.2% expressed as a percentage of net sales for the third quarter of 2003 from 25.3% for the third quarter of 2002. However, in dollars, total general, administrative and store operating expenses declined by $1.1 million in the third quarter of 2003 versus the same period in 2002. The decrease was primarily due to lower incentive compensation expense and lower distribution center costs.

On a year-to-date basis, general, administrative and store operating expense, expressed as a percentage of net sales, increased by 40 basis points to 27.3% in 2003 from 26.9% in 2002. However, in dollars, total general, administrative and store operating expenses declined by $9.3 million for the year-to-date period of 2003 versus the same period in 2002. The decrease for the year-to-date period was due to lower incentive compensation expense, settlement proceeds in the first quarter received in lieu of a litigation claim and certain one-time expenses incurred last year for brand protection litigation, tax consulting, as well as moving and start-up costs associated with the Company's new home office and distribution center. The aforementioned items more than offset increases in store payroll and the $1.0 million charge incurred during the second quarter of 2003 to settle certain California labor matters.

STORE CLOSING AND IMPAIRMENT COSTS

On May 28, 2003, the Company announced that it is ending the rollout of its mishmash retail concept in favor of redirecting its resources to the development of a new concept focused on value-priced sportswear and accessories for `tween girls, ages 7 to 14. The remaining 11 mishmash stores open at the end of the third quarter will close early in the fourth quarter. Four mishmash stores will be converted to the new concept. In addition, the Company announced the discontinuation of its Goldmark joint venture during the second quarter. Accordingly, the Company recorded a charge of $188 thousand and $7.5 million during the quarter and year-to-date periods ended November 1, 2003, respectively. These charges consisted primarily of impairment charges on mishmash's store assets, as well as costs associated with early termination of the mishmash store leases.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, was 5.0% in the third quarter of 2003, a decrease of 560 basis points from 10.6% in the third quarter of 2002. The year-to-date operating income rate decreased to 1.8% in 2003 from 8.0% in 2002, a decline of 620 basis points. The decrease in the operating income rate for both the quarter and year-to-date periods was due to lower merchandise margins and occupancy rates. In addition, the year-to-date operating income rate was significantly impacted by the mishmash store closing costs and impairment charges.

INTEREST (INCOME) EXPENSE, NET

Net interest amounted to an expense of $125,000 and income of $64,000 for the quarter and year-to-date periods ended November 1, 2003. For the comparable periods in 2002, net interest amounted to income of $121,000 and an expense of $648,000, respectively. Interest expense represents facility and letters of credit fees, as well as interest related to the Company's nonqualified benefit plans. Interest income is earned on investments in money market securities and short-term municipal bonds.

INCOME TAXES

Income tax expense amounted to $2.8 million and $2.7 million for the quarter and year-to-date periods ended November 1, 2003, respectively, compared to $6.7 million and $14.1 million for the comparable periods ended November 2, 2002. The income tax provision rate decreased beginning in the second quarter of fiscal 2002 as a result of realigning our corporate operations, including our direct sourcing and supply chain management initiatives that provided state tax benefits. The rate was further reduced due to the Company's investment in certain short-term, tax-free municipal bonds.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities is the primary resource to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of our working capital position and capitalization follows (in thousands):

                                                          NOVEMBER 1,        FEBRUARY 1,
                                                             2003                2003
                                                          -----------        -----------
Working capital                                           $   107,529        $    92,644
                                                          ===========        ===========

Capitalization:
    Shareholders' equity                                  $   263,591        $   253,660
                                                          ===========        ===========

Additional amounts available under the revolving
    portion of the Credit Facility                        $   100,000        $    50,000
                                                          ===========        ===========

Net cash provided by operating activities amounted to $5.4 million and $35.3 million for the year-to-date period ended November 1, 2003 and November 2, 2002, respectively. The year-to-date decrease in 2003 from 2002 was primarily due to lower net income and increased cash outflows in accounts payable and accrued expenses and other assets.

For the year-to-date period ended November 1, 2003, investing activities represented capital expenditures primarily for new and remodeled stores. Investing activities also reflect the designation of restricted cash as a result of the Company's efforts to amend its Credit Facility. For the comparable period in 2002, investing activities represented capital expenditures for new and remodeled stores, as well as progress payments on the completion of construction of our new home office and distribution center.

Financing activities for the year-to-date period ended November 1, 2003 principally represented proceeds from employee stock option exercises. For the comparable period in 2002, financing activities also included proceeds from the May 2002 follow-on offering of 2.4 million common shares, and the accompanying repayment of the Company's term loan.

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

On April 29, 2003, the Company terminated the aforementioned credit agreement and entered into a new credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate and the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. On September 16, 2003, the unsecured Credit Facility was amended, and became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. As of November 1, 2003, the Company had outstanding letters of credit under the Credit Facility amounting to $15.5 million. The Company is in compliance with all applicable terms of the amended Credit Facility.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $19.1 million for the year-to-date period ended November 1, 2003 compared to $36.0 million for the comparable period in 2002. The decrease was primarily due to the $22.1 million in costs the Company incurred in 2002 for the completion of construction of its new distribution center and home office. We anticipate capital expenditures of approximately $30 million in fiscal 2003. Capital expenditures consist primarily of costs for new Limited Too stores, remodeling or expansion of existing stores and related fixtures and equipment, as well as costs to convert 4 mishmash stores and build approximately 25 new concept stores in order to open in early spring 2004. We intend to add approximately 210,000 square feet in 2003, which will represent a 10% increase over Limited Too square footage as of the 2002 year end. We anticipate that the increase will result from opening 49 new Limited Too stores and expanding four stores identified for remodeling. We expect substantially all capital expenditures in fiscal 2003 will be funded by cash on hand and net cash provided by operating activities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," in January 2003. FIN No. 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as Special Purpose Entities). FIN No. 46 is applicable for variable interest entities created after January 31, 2003 and becomes effective in the first fiscal year or interim accounting period beginning after December 15, 2003 for variable interest entities created before February 1, 2003. The Company is currently evaluating the impact of adopting FIN No. 46, but the Company's management does not expect the adoption of FIN No. 46 to have a significant impact on the results of operations, cash flows or the financial position of the Company.

The Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 03-03, "Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises," in May 2003. This consensus states that a claims-made insurance policy that contains no retroactive provisions should be accounted for on a prospective basis. However, if a claims-made insurance policy contains a retroactive provision, the retroactive and prospective provisions of the policy should be accounted for separately, if practicable; otherwise, the claims-made insurance policy should be accounted for entirely as a retroactive contract. The consensus is effective for all new insurance arrangements entered into in the next reporting period beginning after May 28, 2003. The adoption of this consensus did not have a significant impact on the results of operations, cash flows or the financial position of the Company.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At November 1, 2003, no borrowings were outstanding under the Credit Facility. Additionally, we are exposed to market risk related to interest rate risk on the investment of cash in securities with original maturities of three months or less. These investments are considered cash equivalents and are shown as such on the Consolidated Balance Sheets. If there are changes in interest rates, those changes would affect the interest income we earn on those investments.

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

         31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On August 8, 2003, Too, Inc. filed a Current Report on Form 8-K dated August 8, 2003, reporting pursuant to "Item 12. Results of Operations and Financial Condition," (under "Item 9. Regulation FD Disclosure") that Too, Inc. had issued a press release announcing actual net sales and certain projected financial results for the quarter ended August 2, 2003.

         On August 13, 2003, Too, Inc. filed a Current Report on Form 8-K dated August 13, 2003, reporting pursuant to "Item 12. Results of Operations and Financial Condition," that Too, Inc. had issued a press release announcing its financial results for the second quarter ended August 2, 2003, and certain expectations for the third quarter ended November 1, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TOO, INC.
                                       (Registrant)

                                       By /s/ Kent A. Kleeberger
                                          ----------------------------
                                       Kent A. Kleeberger
                                       Executive Vice President, Chief Operating
                                       Officer and Chief Financial Officer
                                       (duly authorized officer and Principal
                                       Financial and Accounting Officer)

Date: December 5, 2003