Form 10-K
period 2004-01-31
TOO INC
filed 2004-04-07
CIK 1085482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
                                 ---------------

    ( ) TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 1-14987
                                     ------

                                    TOO, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                           31-1333930
-------------------------------                     ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)

                   8323 WALTON PARKWAY, NEW ALBANY, OHIO 43054
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

        Securities registered pursuant to Section 12(g) of the Act: None
               --------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    YES [X]    NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 2, 2003 was $608,681,356. There were 34,417,808 shares of the Registrant's common stock outstanding at March 26, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders scheduled for May 13, 2004 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

THE COMPANY

Too, Inc. (hereafter referred to as "Too" or the "Company") is a rapidly growing operator of two specialty retailing businesses, Limited Too and Justice. Limited Too sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting girls ages seven to fourteen years. Justice, launched by the Company in late January 2004, sells fashionable, value-priced sportswear and key accessory items for girls ages seven to fourteen years. Justice is intended to be located principally in non-mall locations such as power, strip and specialty centers. The Company designs, sources and markets products under the proprietary "Limited Too" and "Justice" brand names. During the year, the Company discontinued its mishmash retail business in favor of redirecting its resources to the Justice concept. In addition, the Company announced it was ending its involvement in the Goldmark joint venture in fiscal 2003. Prior to the August 1999 Spin-off, the Company was a wholly-owned subsidiary of The Limited, Inc. ("The Limited" or "Limited Brands").

In 1987, The Limited established "Limited Too" brand stores adjacent to or as departments within The Limited stores to provide apparel to young girls, and also apparel for infants and toddlers. From 1987 to the end of fiscal 1995, we expanded our locations from two stores to 288 stores. In 1996, a new management team recognized that its core customer had her own emerging sense of style and revised our strategy to focus on girls seven to fourteen years of age as our target customer group. Since then, we have implemented an aggressive store opening campaign to capitalize on our business strengths and have grown our Limited Too store base from 308 stores at the end of fiscal 1996 to 553 stores in 46 states and Puerto Rico at the end of fiscal 2003.

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

Our merchandise includes:

- apparel, such as jeans and other jeanswear and bottoms, knit tops and T-shirts containing our brand name and other graphics, dresses and outerwear

- accessories, such as costume jewelry, hair ornaments, slippers, key chains, wallets, backpacks, purses, watches and shoes

- lifestyle products, such as bedroom furnishings, music, stationery and candy

-        personal care products such as age-appropriate cosmetics and toiletries

-        add-ons, such as underwear, sleepwear and swimwear

Justice is our specialty retail brand launched in late January 2004, which offers fashionable, value-priced sportswear for girls ages seven to fourteen years. Justice also has key accessories, such as hats, belts and socks, as well as jewelry and lifestyle items, all presented in a unique, fun store environment primarily in "off-the-mall" locations. Five Justice store were open at the end of fiscal 2003.

PRODUCT DEVELOPMENT

We develop substantially all of our Limited Too and Justice apparel and add-on assortment through internal design groups, which allows us to create a vast array of exclusive merchandise under our proprietary brands while bringing our products to market expediently. Additionally, because our merchandise is sold exclusively in our own stores, we are able to control the presentation and pricing of our merchandise and provide a higher level of customer service.

SOURCING

We use a variety of sourcing arrangements. We purchased merchandise from approximately 417 suppliers during fiscal 2003. Our largest supplier in fiscal 2003 was Li & Fung, which provided approximately 22% of our merchandise purchases during the year. Historically, our largest apparel supplier was Mast Industries, Inc., a wholly-owned subsidiary of Limited Brands. Mast Industries supplied approximately 15% of the merchandise that we purchased in 2003, down from 24% in 2002. We believe that all transactions that we have entered into with Mast Industries over the years have been on terms consistent with an arm's length basis since we have consistently treated them as if they were a third party. We were not, and will not be, obligated to source products through Mast Industries.

We source a significant amount of our merchandise from foreign factories located primarily in the "Pacific Rim." We do not have any long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Additionally, as we may enter into manufacturing contracts in advance of the selling season, we may be subject to shifts in demand for certain or all of our products. The Company's business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues. During fiscal 2002, we opened our first direct sourcing office in Hong Kong. This arrangement allows us to bypass agents, brokers and middlemen as we establish increased direct relationships with factories and reduce our sourcing costs. We source primarily from factories with which we have pre-existing relationships, and only on basic items. Direct sourcing purchases represented approximately 7% of our total apparel purchases in fiscal 2003, and we expect direct sourcing to account for approximately 20% to 25% of our hanging merchandise purchases in 2004.

DISTRIBUTION

In connection with the August 1999 Spin-off, we entered into a services agreement with Limited Logistics Services, a wholly-owned subsidiary of The Limited, to provide distribution services to us covering flow of merchandise from factory to our stores for up to three years after the date of Spin-off. Historically, most of the merchandise and related materials for the Company's stores were shipped to a distribution center owned by The Limited in Columbus, Ohio, where the merchandise was received, inspected, allocated and packed for shipment to stores. Under the service agreement, The Limited distributed merchandise and related materials using common and contract carriers to the Company's stores. Inbound freight was charged to Too based upon actual receipts and related charges, while outbound freight was charged based on a percentage of cartons shipped. On February 15, 2002, we opened our own, newly constructed 470,000 square foot distribution center in Etna Township, Ohio and cancelled our contractual arrangement with The Limited.

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

SEASONALITY

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas holiday selling periods. During fiscal year 2003, the highest inventory level approximated $74.4 million at the November 2003 month-end and the lowest inventory level approximated $37.4 million at the May 2003 month-end. Merchandise sales are predominantly paid for by cash, personal check or credit cards.

STORES

At the end of fiscal 2003, the Company operated 553 Limited Too and 5 Justice stores in 46 states and Puerto Rico. The following table shows the number of retail stores operated by the Company over the past five fiscal years:

                                                                  FISCAL YEARS ENDED
                                          -------------------------------------------------------------------
                                          JANUARY 31,   FEBRUARY 1,   FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                             2004          2003          2002          2001          2000
                                          -----------   -----------   -----------   -----------   -----------
Limited Too:

       Number of stores:
            Beginning of year                   510           459           406           352           319
            Opened                               49            56            57            58            42
            Closed                               (6)           (5)           (4)           (4)           (9)
                                            -------       -------       -------       -------       -------
                                                553           510           459           406           352
                                            =======       =======       =======       =======       =======

       Stores remodeled                           4             9             6            10            18
       Stores in Girl Power format              333           280           216           156            89
       % in Girl Power format                    60%           55%           47%           38%           25%

       Total square feet at period end
            (thousands)                       2,280         2,091         1,881         1,669         1,441
       Average store size at period end
           (square feet)                      4,123         4,100         4,098         4,111         4,094
       Annual sales per average square
            foot                            $   269       $   319       $   336       $   341       $   329

Number of mishmash stores                         -            12             7             -             -
Number of Justice stores                          5             -             -             -             -

Additional information about the Company's business, including its revenues and profits for the last three years, plus gross square footage is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7.

TRADEMARKS AND SERVICE MARKS

The Company owns trademarks and service marks, including Justice, used to identify our merchandise and services, other than our brand name, Limited Too. Many of these marks are registered with the U.S. Patent and Trademark Office. These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations. However, we may choose not to renew a registration of one or more of our merchandise marks if we determine that the mark is no longer important to our business.

We also conduct business in foreign countries, principally because a substantial portion of our merchandise is manufactured outside the United States. We have registered marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

A wholly-owned subsidiary of Limited Brands owns the brand name "Limited Too," which is registered in the United States and in numerous foreign countries. This subsidiary licenses the brand name, royalty-free, to one of our wholly-owned subsidiaries. In connection with the Spin-off, these subsidiaries entered into a trademark and service mark licensing agreement that allows the Company to operate under the "Limited Too" brand name in connection with our `tween business. The agreement is for an initial term of five years after the Spin-off, renewable annually thereafter at our option.

COMPETITION

The sale of apparel, accessories and personal care products through retail stores and direct-to-consumer channels is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores, discount retailers and direct marketers. Depth of selection, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer services are all important factors in competing successfully in the retail industry. Additionally, factors affecting consumer spending such as interest rates, employment levels, taxation and overall business conditions could have a material adverse effect on the Company's results of operations and financial condition.

ASSOCIATE RELATIONS

As of January 31, 2004, the Company employed approximately 8,900 associates (none of whom were parties to a collective bargaining agreement), approximately 6,500 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the back-to-school and Christmas holiday shopping seasons.

AVAILABLE INFORMATION

The Company provides free of charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, through our website, www.tooinc.com, as soon as reasonably practicable after such reports are electronically filed with the Securities Exchange Commission.

The Company also posted on its website, under the caption "Corporate Governance," the Company's Corporate Governance Guidelines; Charters of its Board of Directors' Audit Committee, Nominating and Governance Committee, and Stock Option Compensation Committee; the Code of Ethics for Senior Financial Officers; and Code of Business Conduct and Ethics, which applies to all of the Company's directors and associates. These materials will also be provided without charge to any stockholder submitting a written request to Too, Inc.,
Attn: Investor Relations, 8323 Walton Parkway, New Albany, Ohio 43054.

ITEM 2. PROPERTIES

Our home office facilities are located in New Albany, Ohio, within 10 miles of our previous headquarters in Columbus, Ohio. In February 2002 we transitioned our distribution operations to our own distribution center in Etna Township, Ohio, within 15 miles of our home office facilities. Our distribution center is approximately 470,000 square feet. We own both our distribution center and home office facilities.

As of January 31, 2004, we operated 553 Limited Too and 5 Justice stores, which are located primarily in shopping malls throughout the United States. Of these stores, 459 were leased directly from third parties - principally shopping mall developers - and 94 are governed by leases where the primary tenant is Limited Brands or an affiliate of Limited Brands. Of the 459 stores directly leased, 46 are guaranteed by Limited Brands. Our leases expire at various dates between 2004 and 2014. In fiscal 2003, total store rent was $55.7 million. Minimum rent commitments under non-cancelable store leases as of January 31, 2004 total $55.7 million, $51.9 million, $45.6 million, $38.4 million and $32.8 million for fiscal years 2004 through 2008, respectively, and $87.8 million thereafter.

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

Leases with Limited Brands or an affiliate of Limited Brands are on terms that represent the proportionate share of the base rent payable in accordance with the underlying lease plus the portion of any contingent rent payable in accordance with the underlying lease attributable to our performance. Additionally, Limited Brands provides guarantees on certain leases and assesses a fee based on stores' sales exceeding defined levels.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Too, Inc. shares are traded on the New York Stock Exchange under the trading symbol "TOO". The following is a summary of the high, low and close sales prices of the Company's common stock as reported on the New York Stock Exchange for the 2003 and 2002 fiscal years:

                                SALES PRICE
                     ---------------------------------
                       HIGH        LOW        CLOSE
                     ---------   ---------   ---------
2003 FISCAL YEAR

4th Quarter          $   20.75   $   14.90   $   15.30
3rd Quarter          $   18.07   $   13.80   $   16.50
2nd Quarter          $   21.95   $   15.70   $   17.90
1st Quarter          $   18.90   $   13.45   $   17.95

2002 FISCAL YEAR

4th Quarter          $   30.64   $   16.32   $   16.65
3rd Quarter          $   26.75   $   19.45   $   26.00
2nd Quarter          $   34.50   $   21.60   $   22.25
1st Quarter          $   32.00   $   24.80   $   30.38

The Company has not paid any dividends on its common stock and does not intend to pay any dividends in the foreseeable future. It is expected that earnings from the Company's operations will be retained and reinvested to support the growth of the Company's business. At March 26, 2004, the Company had approximately 15,962 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

Due to the discontinuation of mishmash in 2003, its results are excluded for all periods presented unless otherwise noted. The following data is in thousands, except per share data, number of stores and annual sales per average square foot:

                                                                                     FISCAL YEAR ENDED
                                                          ---------------------------------------------------------------------
                                                          JANUARY 31,    FEBRUARY 1,    FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                             2004           2003           2002         2001 (1)       2000
                                                          ---------------------------------------------------------------------
STATEMENT OF INCOME DATA:
     Net sales                                             $ 598,681      $ 640,320      $ 600,875     $ 545,040     $ 450,426
     Gross income (2)                                        199,678        237,232        217,644       192,581       158,189
     General, administrative and store
          operating expenses                                 154,275        157,991        150,278       137,285       115,734
     Operating income                                         45,403         79,241         67,366        55,296        42,455
     Income from continuing operations                        28,531         48,524         40,083        32,245        24,576
     Net income (3)                                        $  22,551      $  47,338      $  39,563     $  32,245     $  24,576
     Earnings per share - basic (3)                        $    0.66      $    1.42      $    1.28     $    1.05     $    0.80
     Earnings per share - diluted (3)                      $    0.65      $    1.38      $    1.23     $    1.02     $    0.79
BALANCE SHEET DATA:
     Cash                                                  $ 115,886      $ 106,004      $  75,993     $  63,641     $  67,503
     Inventories                                              58,299         61,405         44,537        45,715        34,656
     Total assets                                            391,454        358,360        278,032       217,964       186,112
     Total debt                                                    -              -         50,000        50,000        50,000
     Total shareholders' equity                              281,753        253,660        128,209        79,711        45,467
SELECTED OPERATING DATA:
     Comparable store sales increase (decrease) (4) (7)          (13)%           (3)%            0%            4%            9%
     Total net sales growth (decline)                           (6.5)%          6.6%          10.2%         21.0%         20.2%
     Gross income rate (5)                                      33.4%          37.0%          36.2%         35.3%         35.1%
     Operating income rate (5)                                   7.6%          12.4%          11.2%         10.1%          9.4%
     Total number of stores open at
          year end (8)                                           553            510            459           406           352
     Total square feet at year end
          (thousands) (8)                                      2,280          2,091          1,881         1,669         1,441
     Annual sales per average square
          foot (6) (8)                                     $     269      $     319      $     336     $     341     $     329
     Net cash provided by operating activities             $  56,584      $  55,712      $  69,059     $  30,544     $  77,066
     Capital expenditures                                  $  22,514      $  39,739      $  63,598     $  36,308     $  31,424

(1)  Represents the 53-week fiscal year ended February 3, 2001.

(2) Gross income equals net sales less costs of goods sold, buying and occupancy costs.

(3) Includes the impact of the loss on discontinued operations of mishmash, net of tax, of $6.0 million, $1.2 million and $0.5 million for fiscal 2003, 2002 and 2001, respectively.

(4) A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in square feet are treated as new stores for the purpose of this calculation.

(5)  Calculated as a percentage of net sales.

(6) Annual sales per average square foot is the result of dividing net sales for the fiscal year by average gross square feet, which reflects the impact of opening and closing stores throughout the year.

(7) Comparable store sales for fiscal 2000 are for the 52-weeks ended January 27, 2001.

(8)  Amounts exclude Justice stores.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management's discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. For the purposes of the following discussion, unless the context otherwise requires, "Too, Inc.," "Too," "we," "our," "the Company" and "us" refer to Too, Inc. and our wholly-owned subsidiaries.

EXECUTIVE OVERVIEW

A Disappointing Year

All of us at Too, Inc. were disappointed with last year's results. Spring and Back-To-School season fashion missteps resulted in a 7% net sales decline to $598.7 million. The sales decline coupled with the discontinuation of mishmash, our retail concept for teens and young women, resulted in a 52% decrease in net income to $22.6 million, or $0.65 per diluted share. These results include charges related to discontinued operations that reduced 2003 earnings by approximately $6.0 million, net of tax, or $0.17 per share.

Sales results for the 2003 holiday season and the early 2004 spring season indicate our 'tween fashions are much improved. This is due in part to last year's strategic decision to re-focus exclusively on the 'tween girl. In May 2003, we simultaneously announced the discontinuation of mishmash and the launch of Justice, our new retail concept for 'tween girls.

New 'Tween Concept

Justice is a unique retail concept, offering an exciting assortment of fashionable apparel, related accessories, and popular lifestyle items just for 'tween girls. Stores are being sited primarily in off-the-mall power retail and strip centers, locations different from Limited Too's mall-based store fleet. We are designing, sourcing, and merchandising virtually all of our apparel under our proprietary Justice brand. Price points with the Justice brand are competitive with off-the-mall mass merchants and discounters.

The company plans to open 30 to 35 Justice stores in 2004, with 25 of those scheduled to open by April 1st. We are clustering many of these stores in major metropolitan areas such as Dallas, Atlanta, Chicago, Philadelphia, and Detroit in order to optimize field management costs and to better leverage future marketing plans.

Justice stores average 4,100 square feet, about the same size as the average Limited Too. The interior design of Justice stores reflects the brand's value proposition, resulting in lower buildout costs. Also, strip center rents and associated common area maintenance charges are generally lower than traditional mall locations.

We believe Justice is our best opportunity to gain incremental market share in the $9.5 billion 'tween apparel market in retail strip centers that are most often frequented by value-conscious customers.

Renewed Focus - Limited Too

Our fashion missteps in 2003 were due in part to the loss of customer focus. We concentrated on changing fashion trends in line with the juniors market and failed to meet the product expectations of our Limited Too customer. We have since listened to the customer and have made the necessary changes that are reconnecting us with her. We also made mid-year organizational changes that drive a greater focus on our businesses. Further strengthening our customer focus we initiated a program that places merchandising teams in stores on a regular basis, allowing them to talk to customers and their parents and to learn more about their tastes. We have also eliminated many other distractions that had diverted our attention from our customer, the 'tween girl.

Discontinuing Our Teen Concepts

In May of 2003, we announced the discontinuation of our mishmash concept for teen girls and the ending of our joint venture with specialty jewelry retailer Angus & Coote (Holdings) Limited, which promoted their Goldmark jewelry brand in our stores. While we were initially encouraged by the overall trend of these businesses, we decided they would not reach the anticipated level of results as quickly as originally planned, given the intense level of competition from existing specialty retailers and other stores targeting teens. We closed 14 of 18 mishmash stores and the four Goldmark stores in the U.S. Four of the mishmash locations have since been converted to Justice stores, an action that enables us to test the viability of Justice in traditional shopping mall sites.

New Store Growth

In 2003, we opened 49 new Limited Too stores, remodeled four, and completed five separations from the adjoining Limited store. We also closed six stores, ending the year with 553 Limited Too stores in 46 states and Puerto Rico. Average construction costs for new stores opened last year were $24 per square foot, net of allowances, which was approximately 25% below 2002 costs, and 60% below the average three years ago.

Our plan for 2004 calls for 20 to 25 new Limited Too stores and 30 to 35 Justice stores, including the four converted locations. Limited Too will also remodel approximately 20 stores, many of which will result in either store expansion or relocation to a more advantageous position in the mall.

Brand Partnering Extended

Limited Too continues to create exciting marketing alliances with highly recognizable consumer brands that are popular with 'tween girls. Hasbro's Tiger Electronics, maker of the popular HitClips Discs micro music systems, is the preferred electronics partner of Limited Too. Hasbro's Wizards of the Coast launched their Star Sisterz collectable charm game exclusively with Limited Too this spring. Lego's Clikits remains the preferred fashion designer kits at Limited Too, and Nestle SweeTARTS is beginning its third year as the preferred candy for our core brand. Our licensing agreement with Build-A-Bear Workshop, an interactive entertainment retailer where guests create one-of-a-kind plush animals, has been successful and is entering its second year.

Last fall, McDonald's restaurants throughout the U.S. distributed a discount coupon for Limited Too stores on more than 60 million Mighty Kids meal bags and sponsored a national television advertising campaign highlighting special savings opportunities. The advertisements showcased some of our holiday apparel styles on many of the youth-orientated networks. Based on the success of the first campaign, Limited Too has partnered with McDonald's and Lego's Clikits for another cross promotion during March and April of this year.

The significance of our preferred partnerships and licensing programs goes beyond the heightened visibility they give our brands. They are an important source of revenue, providing approximately $4.5 million in added revenue last year principally from advertising in our catazine (catalog with editorial comment), as well as creating cost effective means to accessing other forms of advertising media such as television.

New Credit Agreement

In April 2003, Too, Inc. entered into a new credit facility with a syndicate of banks consisting of a $100 million unsecured revolving loan commitment. The new facility will give us greater access to working capital, if necessary, and provide lower financing costs than the former facility. More importantly, the company ended the year with no debt and $137 million in cash. Given our strong cash position and current economic model, we expect to internally fund substantially all of our 2004 capital needs, while generating $30 to $40 million in cash flow.

Direct-Sourcing Benefit

Following a successful small-scale test two years ago, the company expanded its direct-sourcing of apparel in 2003. Through our Hong Kong office, we have contracted with a number of reliable, high-quality apparel manufacturers throughout the Pacific Rim. We also have a Western Hemisphere sourcing team that is identifying dependable producers for our goods in this part of the world. At year-end 2003, we were direct sourcing about 14% of Limited Too's apparel and expect to increase that penetration to 20% to 25% this year.

RESULTS OF OPERATIONS

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept, and all mishmash stores were closed by November 25, 2003. Accordingly, mishmash's operating results have been reflected as discontinued operations in this Form 10-K. Unless otherwise indicated, the following discussion relates only to Too, Inc.'s continuing operations.

Net sales for the year-ended January 31, 2004 were $598.7 million, a decrease of 7% from $640.3 for the 2002 fiscal year. Gross income decreased 16% to $199.7 million in 2003 from $237.2 million in 2002 and operating income decreased 43% to $45.4 million in 2003 from $79.2 million in 2002. Net income, which included the loss on discontinued operations, decreased 52% to $22.6 million in 2003 from $47.3 million in 2002. Diluted earnings per share decreased 53% to $0.65 in 2003 from $1.38 in 2002.

The following table represents the amounts shown in the Company's Consolidated Statements of Income for the last three fiscal years expressed as a percentage of net sales:

                                                                    FISCAL YEAR ENDED
                                                      -----------------------------------------------
                                                      JANUARY 31,       FEBRUARY 1,       FEBRUARY 2,
                                                         2004              2003              2002
                                                         ----              ----              ----
Net sales                                                100.0%            100.0%            100.0%
   Costs of goods sold, buying and
      occupancy costs                                     66.6              63.0              63.8
                                                         -----              ----              ----
Gross income                                              33.4              37.0              36.2
   General, adminstrative and store
      operating expenses                                  25.8              24.7              25.0
                                                         -----              ----              ----
Operating income                                           7.6              12.4              11.2
Interest expense, net                                      0.0               0.1               0.1
                                                         -----              ----              ----
Income from continuing operations
   before income taxes                                     7.6              12.3              11.1
Provision for income taxes                                 2.8               4.7               4.4
                                                         -----              ----              ----
Income from continuing operations                          4.8               7.6               6.7
Discontinued operations:
   Loss from operations of mishmash, net of tax            0.2               0.2               0.1
   Loss on mishmash store closings and impairment
                charges, net of tax                        0.8               0.0               0.0
                                                         -----              ----              ----
Loss on discontinued operations                            1.0               0.2               0.1
                                                         -----              ----              ----
Net income                                                 3.8%              7.4%              6.6%
                                                         =====              ====              ====

FINANCIAL SUMMARY

Summarized annual financial data for the last three fiscal years is presented below:

                                                                       FISCAL YEAR ENDED                        % CHANGE
                                                           -----------------------------------------------------------------
                                                           JANUARY 31,     FEBRUARY 1,     FEBRUARY 2,       2002-     2001-
                                                              2004            2003            2002           2003      2002
                                                              ----            ----            ----           ----      ----
Net sales (millions)                                         $ 598.7         $ 640.3         $ 600.9          (7)%       7%

Limited Too:

        Comparable store sales increase (decrease) (1)           (13)%            (3)%             0%
        Annual sales per average square foot (2)             $   269         $   319         $   336         (16)%      (5)%
        Annual sales per average store (thousands) (3)       $ 1,107         $ 1,302         $ 1,374         (15)%      (5)%
        Average store size at year end (square feet)           4,123           4,100           4,098           1%        -%
        Total square feet at year end (thousands)              2,280           2,091           1,881           9%       11%
        Number of stores:
             Beginning of year                                   510             459             406
                  Opened                                          49              56              57
                  Closed                                          (6)             (5)             (4)
                                                             -------         -------         -------
             End of year                                         553             510             459
                                                             =======         =======         =======

        Stores remodeled                                           4               9               6
        Stores in "Girl Power" format                            333             280             216
        Percentage of stores in "Girl Power" format               60%             55%             47%

Number of mishmash stores                                          -              12               7
Number of Justice stores                                           5               -               -

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

(3) Annual sales per average store is the result of dividing net sales for the fiscal year by average store count, which reflects the impact of opening and closing stores throughout the year.

NET SALES

FISCAL 2003

Net sales decreased 7% to $598.7 million in fiscal 2003 from $640.3 million for 2002. The decrease was primarily a result of a 13% decline in comparable store sales, which was partially offset by the net addition of 43 Limited Too stores. The decrease in comparable store sales was attributable to fashion missteps in both the spring and back-to-school apparel assortments, which incorporated styles and colors prevalent in junior fashions, but were not popular with Limited Too's core `tween customer. Inconsistent mall traffic and competition from off-the-mall retailers also contributed to the decline.

Virtually all of the Company's apparel categories experienced average store sales decreases during fiscal 2003. However, the non-apparel portion of the business performed well as accessories, lifestyles, innerwear and athletic footwear posted double-digit average store increases for the year. The introduction of the "Fun Zone" area, located in the front corner of our stores, was a major factor in the improvement of the non-apparel sales performance.

For Spring 2004, the apparel assortment will include more color, glitter and greater embellishment. The Company will also continue to expand the Fun Zone concept, which highlights non-apparel items such as accessories, jewelry, room decor, electronics, music, candy, and personal care products.

FISCAL 2002

Net sales for 2002 increased 7% to $640.3 million from $600.9 million for 2001. The increase was primarily a result of the net addition of 51 Limited Too stores, which was partially offset by a 3% decline in comparable store sales. Within merchandise categories, sales of cut and sewn casual tops, active apparel, led by active pants and shorts, and denim jeanswear increased significantly over fiscal 2001. Also, the add-on category (principally innerwear and swimwear) posted solid sales increases. Conversely, casual shorts and casual pants posted sales decreases over prior year.

GROSS INCOME

FISCAL 2003

The gross income rate, expressed as a percentage of net sales, decreased to 33.4% in fiscal 2003 from 37.0% for 2002. The rate decrease was due to higher markdowns to clear slow-moving Spring and Back-to-School merchandise. The rate decline was further exacerbated by the deleveraging of fixed buying and occupancy costs such as rent and depreciation due to the negative comparable store sales performance. Incremental catazines production costs also contributed to the rate decline. The Company mailed approximately 40.3 million catazines in fiscal 2003 compared to 30.1 million in 2002.

FISCAL 2002

The gross income rate, expressed as a percentage of net sales, increased to 37.0% in fiscal 2002 from 36.2% for 2001. The increase in rate was primarily attributable to a higher merchandise margin arising from improved initial markups, which was partially offset by an increase in markdowns. Also offsetting the improved merchandise margin was an increase in buying and occupancy costs, expressed as a percentage of net sales, due to increased store occupancy costs and incremental catazine production costs. The Company mailed approximately 30.1 million catazines in fiscal 2002 compared to 21.7 million in 2001.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

FISCAL 2003

General, administrative and store operating expenses, expressed as a percentage of net sales, increased to 25.8% in fiscal 2003 from 24.7% for 2002 despite a $3.7 million decline in dollars from 2002. The decrease in expenses was primarily attributable to lower home office expenses, as well as a decrease in distribution center costs.

Home office expenses decreased due to a number of factors including: lower incentive compensation expense resulting from the Company's disappointing financial performance; settlement proceeds received in lieu of a litigation claim; and certain one-time expenses incurred in 2002 for brand protection litigation, tax consulting and start-up costs associated with the Company's new home office.

Distribution center costs have continued to decline since the Company opened its new facility in early fiscal 2002. The cost improvement is primarily a result of productivity gains, as measured in core units processed per labor hour.

FISCAL 2002

General, administrative and store operating expenses, expressed as a percentage of net sales, decreased to 24.7% in fiscal 2002 from 25.0% for 2001. This decrease was primarily due to lower distribution center expenses, and lower catazine and web fulfillment costs.

OPERATING INCOME

FISCAL 2003

Operating income, expressed as a percentage of net sales, decreased to 7.6% in fiscal 2003 from 12.4% for 2002. The decrease was attributable to lower merchandise margins resulting from lower sales and higher markdowns, as well as increased occupancy costs expressed as a percentage of net sales.

FISCAL 2002

Operating income, expressed as a percentage of net sales, increased to 12.4% in fiscal 2002 from 11.2% for 2001. The increase was attributable to higher gross income and lower general, administrative and store operating expenses, expressed as a percentage of net sales.

INTEREST (INCOME) EXPENSE, NET

FISCAL 2003

Interest (income) expense, net, amounted to income of $128,000 for fiscal 2003 versus expense of $517,000 for 2002. Interest income is earned on investments in money market securities and short-term, AAA-rated and insured municipal bonds. Interest income was $1.6 million and $1.8 million for fiscal years 2003 and 2002, respectively. Interest expense represents facility and letters of credit fees, as well as net interest expense related to the Company's nonqualified benefit plans. Interest expense was $1.5 million and $2.3 million for fiscal years 2003 and 2002, respectively.

FISCAL 2002

Interest expense, net of interest income, was $517,000 in fiscal 2002 compared to $583,000 in 2001. Interest expense was for the long-term portion of borrowings under the Company's previous credit facility ("Old Credit Facility"), while interest income was earned on the short-term investment of cash balances. Interest expense was $2.3 million and $3.8 million for fiscal years 2002 and 2001, respectively. The Company paid off the entire amount of the $50 million term loan due under the Old Credit Facility in May of 2002. Interest income was $1.8 million and $3.2 million for fiscal years 2002 and 2001, respectively. The decrease in interest income was due to lower interest rates available on short-term securities.

PROVISION FOR INCOME TAXES

FISCAL 2003

The provision for income taxes decreased to $17.0 million in fiscal 2003 from $30.2 million for 2002. The income tax provision rate decreased to 37.3% in fiscal 2003 from 38.3% in 2002. The rate decrease was primarily attributable to investments in certain short-term, tax-free municipal bonds and the expansion of our direct sourcing initiatives.

FISCAL 2002

Income tax expense amounted to $30.2 million for 2002 compared to $26.7 million for 2001. The income tax provision rate decreased from 40.0% to 38.3% as a result of realigning our corporate operations, including our direct sourcing initiatives and investment in certain short-term, tax-free municipal bonds.

DISCONTINUED OPERATIONS

On May 28, 2003, the Company announced that it was ending the rollout of its mishmash retail concept in favor of redirecting its resources to the development of a new concept, Justice, focused on value-priced sportswear and accessories for `tween girls, ages 7 to 14. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003.

FISCAL 2003

Loss from discontinued operations increased to $6.0 million in fiscal 2003 from $1.2 million in 2002. The fiscal 2003 increase was primarily due to $4.6 million in charges, net of tax, for lease termination costs and asset impairment charges.

FISCAL 2002

Loss from discontinued operations increased to $1.2 million in fiscal 2002 from $0.5 million in 2001. The increase was primarily due to increased store payroll costs from the addition of five stores during fiscal 2002.

FINANCIAL CONDITION

Our balance sheet remains strong due to positive cash flows from operations. We were able to finance all capital expenditures with working capital generated from operations and ended the year with approximately $137 million in cash. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities is the primary resource to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of our working capital position and capitalization follows (in thousands):

                                                                                               FISCAL YEAR ENDED
                                                                                  -------------------------------------------
                                                                                  JANUARY 31,     FEBRUARY 1,     FEBRUARY 2,
                                                                                      2004            2003            2002
                                                                                  -----------     -----------     -----------
Net cash provided by operating activities                                           $ 56,584        $ 55,712        $ 69,059

Working capital, excluding restricted cash of $20.8 million at January 31,
      2004, and including current portion of long-term debt of $17.5 million
      at February 2, 2002                                                            106,611          92,644          25,302
Capitalization:
      Long-term debt                                                                       -               -          32,500
      Shareholders' equity                                                           281,753         253,660         128,209
                                                                                    --------        --------        --------
Total capitalization                                                                $281,753        $253,660        $160,709
                                                                                    ========        ========        ========
Additional amounts available under the
      credit facility                                                               $100,000        $ 50,000        $ 50,000

In connection with the Spin-off, the Company entered into the Old Credit Facility, which was a $100 million credit facility, and used all of the term portion to finance a $50 million dividend to The Limited as well as the repayment of a portion of working capital advances made by The Limited prior to the Spin-off. In fiscal 2003, the Company terminated the Old Credit Facility and entered into a new credit facility ("New Credit Facility"), which consists of a $100 million unsecured revolving loan commitment. The Company amended its New Credit Facility in fiscal 2003 to modify certain financial covenants. In exchange, the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage, which is shown as restricted cash.

OPERATING ACTIVITIES

Net cash provided by operating activities was $56.6 million, $55.7 million and $69.1 million for fiscal years 2003, 2002 and 2001, respectively.

The increase in cash provided by operating activities in 2003 was primarily driven by a decrease in inventories, offset by a 52% decline in net income.

Inventory levels at the end of fiscal 2003 decreased by 13% on an average store basis from the end of 2002. The decrease in inventories was due to a combination of early receipts of spring goods prior to the end of fiscal 2002 and, to a lesser extent, missed sales in late December and January of fiscal 2002.

During fiscal 2003, the Company incurred non-cash charges as a result of discontinuing the Company's mishmash retail concept, as well as ending the Company's involvement in the Goldmark joint venture. The impairment charge consisted of the write-off of the mishmash fixed assets and store supplies and the investment in Goldmark.

The decrease in cash provided by operating activities in 2002 from 2001 was due to an increase in inventory levels, an increase in other long-term assets and the timing of income tax payments, which more than offset the increase in net income plus depreciation and accrued expenses. The increase in inventory levels was due to a combination of an increase in new stores, early receipt of spring goods in January and, to a lesser extent, missed sales in late December and the month of January.

INVESTING ACTIVITIES

Net cash used for investing activities amounted to $47.4 million, $49.2 million and $63.6 million for fiscal years 2003, 2002 and 2001, respectively.

The decrease in cash used for investing activities in 2003 versus 2002 was due to a decrease in capital expenditures and the funding of the Company's nonqualified benefit plans, which was partially offset by restricted cash.

Capital expenditures decreased to $22.5 million in fiscal 2003 from $39.7 million in 2002. The decrease is due to $22.1 million of expenditures incurred in fiscal 2002 in connection with the construction of our new home office and distribution center. Capital expenditures in 2003 were incurred primarily to construct new Limited Too and Justice stores, and the remodel of existing stores. See further discussion in the "Capital Expenditures" section below.

In connection with the Company's non-qualified benefit plans, additional corporate-owned life insurance policies, with a cash value of $4.1 million, were purchased in fiscal 2003 versus purchases of $9.4 million in 2002.

The decrease in cash used for investing activities in 2002 was due to a decrease in capital expenditures in connection with the construction of our new home office and distribution center. The Company incurred capital expenditures related to this construction of $22.1 million in 2002 versus $45.6 million in 2001.

FINANCING ACTIVITIES

Net cash provided by financing activities amounted to $0.7 million, $23.5 million and $6.9 million for fiscal years 2003, 2002 and 2001, respectively.

Financing activities in fiscal 2003 were primarily related to stock option activity. The increase in cash provided by financing activities in 2002 was due to proceeds from the issuance of 2.4 million shares of common stock in connection with a follow-on offering, and the corresponding repayment of the term loan portion of the Old Credit Facility, which occurred in May 2002.

CAPITAL EXPENDITURES

We anticipate spending between $20 million and $22 million in fiscal 2004 for capital expenditures primarily for new stores, remodeling or expansion of existing stores and related fixtures and equipment. We intend to add 240,000 to 260,000 square feet in 2004, which will represent a 10% to 11% increase over year-end 2003. We anticipate that the increase will result from opening approximately 20 to 25 new Limited Too stores and expanding about half of the approximately 20 stores identified for remodeling. Additionally, we plan to open approximately 30 to 35 Justice stores during fiscal 2004.

We estimate that the average cost for leasehold improvements, furniture and fixtures for Limited Too stores to be opened in 2004 will be between $125,000 and $145,000 per store, net of construction allowances. Average pre-opening costs per store, which will be expensed as incurred, are expected to approximate $10,000 while inventory purchases are expected to average less than $70,000 per store.

We expect that substantially all capital expenditures in fiscal 2004 will be funded by cash on hand and net cash provided by operating activities.

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

A summary of some of the remaining Transitional Services Agreements follows:

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

Services Agreement

The Services Agreement relates to transitional services that The Limited or its subsidiaries or affiliates provided to us subsequent to the Spin-off. Under this agreement, The Limited provided services in exchange for fees which we believe were similar in material respects to what a third-party provider would charge, and were based on several billing methodologies. Under one of these billing methodologies, which was the most prevalent, The Limited provided us with services at costs comparable to those charged to other businesses operated by The Limited from time to time. We were generally obligated to purchase those services at fees equal to The Limited's costs of providing the services plus 5% of these costs. However, third-party cost components were not subject to the 5% mark-on. In fiscal 2001, the services that The Limited provided to us principally related to merchandise distribution covering flow of goods from factory to store. During the first quarter of fiscal 2002, we began operating our own distribution center and cancelled the Services Agreement.

Store Leases Agreement

At January 31, 2004, 64 of our stores were adjacent to Limited Brands' stores. In addition, many of these aforementioned stores are part of 94 stores that are subject to sublease agreements (the "Store Leases Agreement") with Limited Brands for stores where we occupy space that Limited Brands leases from third-party landlords (the "Direct Limited Leases"). Under the terms of the Store Leases Agreement, we are responsible for our proportionate share, based on the size of our selling space, of all costs (principally rent, excess rent, if applicable, maintenance and utilities).

All termination rights and other remedies under the Direct Limited Leases will remain with Limited Brands. If Limited Brands decides to terminate any of the Direct Limited Leases early, Limited Brands must first offer to assign such lease to us. If, as a result of such early termination by Limited Brands, we are forced to remodel our store or relocate within the mall, Limited Brands will compensate us with a combination of cash payments and loans which will vary depending on the remaining term of the affected store lease at the time Limited Brands closes its adjacent store as follows:

                                 CASH          LOAN
 REMAINING LEASE TERM           PAYMENT       AMOUNT
-----------------------        ---------     --------
Less than one year             $       -     $100,000
One to two years                  50,000      100,000
Three to four years              100,000      100,000
Greater than four years          100,000      150,000

Approximately 11 of the Direct Limited Leases of which we are a part are scheduled to expire during 2008 or later. We may not assign or sublet our interest in those premises, except to an affiliate, without Limited Brand's consent. If Limited Brands intends to sublet or assign its portion of the leased premises under any of the Direct Limited Leases to any non-affiliate, it will be required to give us 60 days notice, and we will be allowed to terminate our interest on that basis.

Approximately 46 of our direct leases are guaranteed by Limited Brands. Pursuant to the Store Leases Agreement, we are required to make additional payments to Limited Brands as consideration for the guarantees that Limited Brands provides under such leases along with amounts for adjacent stores based on those locations achieving certain performance targets.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no off-balance sheet arrangements, such as variable interest in an unconsolidated entity, as of January 31, 2004.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments may have an impact on future liquidity and the availability of capital resources. The following tables reflect these obligations and commitments as of January 31, 2004 (in thousands):

Contractual Obligations:

                                                                  PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------------------------
                                                       LESS THAN          1-3           3-5           MORE THAN
                                        TOTAL           1 YEAR           YEARS         YEARS           5 YEARS
                                       --------        ---------        -------       ---------       ---------
Long-term debt obligations             $      -        $      -        $      -       $       -       $       -
Capital lease obligations                     -               -               -               -               -
Operating lease obligations (1)         313,604          56,891          97,675          71,225          87,813
Purchase obligations (2)                 63,216          63,216               -               -               -
Other long-term liabilities                   -               -               -               -               -
                                       --------        ---------        -------       ---------       ---------

Total                                  $376,820        $120,107        $ 97,675       $  71,225       $  87,813
                                       ========        ========        ========       =========       =========

(1) Primarily consists of future minimum lease payments under the Company's store operating leases.

(2) Represents outstanding purchase orders for merchandise and store construction.

Commercial Commitments:

                                                                 COMMITMENTS BY PERIOD
                                       --------------------------------------------------------------------
                                                      LESS THAN          1-3          3-5        MORE THAN
                                        TOTAL           1 YEAR          YEARS        YEARS        5 YEARS
                                       --------        --------        --------     --------     ----------
Oustanding letters of credit (1)       $ 17,655        $ 17,655        $      -     $      -     $        -
Standby letters of credit                   523             523               -            -              -
                                       --------        --------        --------     --------     ----------

Total                                  $ 18,178        $ 18,178        $      -     $      -     $        -
                                       ========        ========        ========     ========     ==========

(1) Consists of outstanding letter of credit commitments for the purchase of merchandise.


CREDIT FACILITY

In August 1999, we entered into a five-year, $100 million collateralized credit facility. The Old Credit Facility consisted of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Old Credit Facility's interest rates, which reflected matrix pricing, were based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan was interest only until the end of the third year at which time the amortization of the outstanding principal balance would have begun. The Old Credit Facility contained customary representations and warranties as well as certain affirmative, negative and financial covenants. In November 2001, the Company amended the Old Credit Facility. The amendment allowed for the investment of cash in short-term, AAA-rated municipal bonds, as well as less stringent limitations on 2001 capital expenditures and on indebtedness incurred in relation to lease agreements.

On May 24, 2002, the Company sold 2.4 million shares of its common stock, resulting in net proceeds of $73.4 million. Concurrently, the Company paid off the entire $50 million term loan due under the Old Credit Facility, and the remaining proceeds from the sale of common stock were used for general corporate purposes. The $50 million revolving loan commitment under the Old Credit Facility remained in effect and was available to the Company for future business purposes.

On April 29, 2003, the Company terminated the aforementioned Old Credit Facility and entered into the unsecured New Credit Facility with a syndicate of banks. The New Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the New Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate or the federal funds effective rate plus -1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the New Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The New Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. On September 16, 2003, the New Credit Facility was amended, and the amendment became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. As of January 31, 2004, the Company had outstanding letters of credit under the New Credit Facility amounting to $18.2 million. The Company is in compliance with all applicable terms of the amended New Credit Facility.

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

Revenue Recognition - Retail sales are recorded when the customer takes possession of merchandise. Markdowns associated with the Frequent Buyer and "Too Bucks" Programs are recognized upon redemption in conjunction with a qualifying purchase. Catalog and web sales are recorded upon shipment of merchandise to the customer, which approximates the amount of revenue that would be recognized if sales were recorded upon receipt by the customer. A reserve is provided for projected merchandise returns based on prior experience.

Inventories - Inventories are valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value and cost of inventories. Inherent in the retail method are certain management judgments and estimates including, among others, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. The Company calculates inventory costs on an individual item-class basis to ensure a high degree of accuracy in estimating the cost. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation and amortization. Service lives are established for store assets ranging from 5 to 10 years for leasehold improvements and 3 to 10 years for other property and equipment. Property and equipment at the home office and distribution center are assigned service lives between 5 and 40 years. Assets are reviewed on an annual basis for impairment, and based on management's judgment, are written down to the estimated fair value based on anticipated future cash flows.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the corresponding estimated retirement cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for fiscal years beginning after June 15, 2002. Because costs associated with exiting leased properties at the end of lease terms are minimal, the adoption of this Statement did not have a material impact on the results of operations, cash flows or the financial position of the Company.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. SFAS No. 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of this Statement did not have a material impact on the results of operations, cash flows or the financial position of the Company.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in June 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force ("EITF") Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. In accordance with SFAS No. 146, the Company recorded exit costs of $1.2 million, net of tax, as a result of the discontinuation of the Company's mishmash operations. Refer to Footnote 3 in Item 8 for further information.

The FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in November 2002. FIN No. 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The adoption of this Interpretation did not have a material impact on the results of operations, cash flows or the financial position of the Company.

The Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," in November 2002. This consensus addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This consensus also addresses the classification of cash consideration received from vendors in a reseller's income statement. The guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into after November 21, 2002. The guidance related to income statement classification is effective for all new arrangements and arrangements modified after December 31, 2002. The adoption of this consensus did not have a material impact on the results of operations, cash flows or the financial position of the Company.

The FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," in January 2003. FIN No. 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as special purpose entities). Subsequent to issuing FIN No. 46, the FASB continued to propose modifications and issue FASB Staff Positions ("FSPs") that changed and clarified FIN No. 46. These modifications and FSPs were subsequently incorporated into Fin No. 46 (revised) ("FIN No. 46R"), which was issued in November 2003 and replaces FIN No. 46. Among other things, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to certain conditions, b) states the provisions of FIN 46R are not required to be applied if a company is unable to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity and e) clarifies and changes the definition and treatment of de facto agents. This Interpretation is effective for companies that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. Application of this Interpretation for all other types of entities is required for periods ending after March 15, 2004. The Company is currently evaluating the impact of adopting FIN No. 46R, but the Company's management does not expect its adoption to have a significant impact on the results of operations, cash flows or the financial position of the Company.

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

SEASONALITY AND QUARTERLY FLUCTUATIONS

As illustrated in the table below, our business is highly seasonal, with significantly higher sales, gross income and net income realized during the fourth quarter, which includes the holiday selling season (in thousands, except percentages):

                                                 FIRST       SECOND           THIRD          FOURTH
                                               ----------   ---------      -----------     -----------
2003 QUARTERS

Net sales                                      $  137,971   $ 131,704      $   146,020     $   182,986
  % of full year                                     23.0%       22.0%            24.4%           30.6%
Gross income                                   $   42,627   $  39,808      $    48,326     $    68,917
  % of full year                                     21.3%       19.9%            24.2%           34.5%
Income from continuing operations              $    4,596   $     638      $     5,204     $    18,093
  % of full year                                     16.1%        2.2%            18.2%           63.4%
Net income (loss)                              $    4,159   $  (3,830)     $     4,521     $    17,701
  % of full year                                     18.4%      (17.0)%           20.0%           78.5%

2002 QUARTERS

Net sales                                      $  157,407   $ 139,651      $   162,906     $   180,356
  % of full year                                     24.6%       21.8%            25.4%           28.2%
Gross income                                   $   53,669   $  49,391      $    59,030     $    75,142
  % of full year                                     22.6%       20.8%            24.9%           31.7%
Income from continuing operations              $    6,183   $   5,821      $    11,197     $    25,323
  % of full year                                     12.7%       12.0%            23.1%           52.2%
Net income                                     $    5,845   $   5,531      $    10,836     $    25,126
  % of full year                                     12.3%       11.7%            22.9%           53.1%

2001 QUARTERS

Net sales                                      $  136,657   $ 125,468      $   148,464     $   190,286
  % of full year                                     22.7%       20.9%            24.7%           31.7%
Gross income                                   $   44,976   $  40,962      $    51,636     $    80,070
  % of full year                                     20.7%       18.8%            23.7%           36.8%
Income from continuing operations              $    3,828   $   2,865      $     8,380     $    25,010
  % of full year                                      9.6%        7.1%            20.9%           62.4%
Net income                                     $    3,815   $   2,877      $     8,040     $    24,831
  % of full year                                      9.6%        7.3%            20.3%           62.8%

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-K, including Management's Discussion and Analysis, or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include statements in this Form 10-K, including Management's Discussion and Analysis, relating to anticipated direct sourcing in 2004, and anticipated capital expenditures in 2004 for new stores and the remodeling or expansion of existing stores and the related funding. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K, including Management's Discussion and Analysis, or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Risk Factors section of the Company's Form 10-K, filed April 29, 2002, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At January 31, 2004, no borrowings were outstanding under the Credit Facility. Additionally, we are exposed to market risk related to interest rate risk on the investment of cash in securities with original maturities of three months or less. These investments are considered cash equivalents and are shown as such on the Consolidated Balance Sheets. If there are changes in interest rates, those changes would affect the interest income we earn on those investments.

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

The financial statements have been audited and reported on by our independent auditors, PricewaterhouseCoopers LLP who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board.

The Audit Committee of the Board of Directors, which is comprised solely of outside directors, provides oversight to our financial reporting process and our control environment through periodic meetings with management and our independent accountants.

Michael W. Rayden                                   Kent A. Kleeberger
Chairman of the Board of Directors,                 Executive Vice President and
President and Chief Executive Officer               Chief Financial Officer
Too, Inc.                                           Too, Inc.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Too, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Too, Inc. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
February 24, 2004

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          2003           2002           2001
                                                        ---------      ---------      ---------
Net sales                                               $ 598,681      $ 640,320      $ 600,875
     Costs of goods sold, buying and
          occupancy costs                                 399,003        403,088        383,231
                                                        ---------      ---------      ---------
Gross income                                              199,678        237,232        217,644
     General, administrative and store
          operating expenses                              154,275        157,991        150,278
                                                        ---------      ---------      ---------
Operating income                                           45,403         79,241         67,366
Interest (income) expense, net                               (128)           517            583
                                                        ---------      ---------      ---------
Income from continuing operations
     before income taxes                                   45,531         78,724         66,783
Provision for income taxes                                 17,000         30,200         26,700
                                                        ---------      ---------      ---------
Income from continuing operations                          28,531         48,524         40,083
Discontinued operations:
     Loss from operations of mishmash, net of tax           1,391          1,186            520
     Loss on mishmash store closings and impairment
          charges, net of tax                               4,589              -              -
                                                        ---------      ---------      ---------
Loss on discontinued operations                             5,980          1,186            520
                                                        ---------      ---------      ---------
Net income                                              $  22,551      $  47,338      $  39,563
                                                        =========      =========      =========

INCOME (LOSS) PER SHARE - BASIC:

     Continuing operations                              $    0.83      $    1.46      $    1.29
     Discontinued operations                                (0.17)         (0.04)         (0.01)
                                                        ---------      ---------      ---------
     Net income per basic share                         $    0.66      $    1.42      $    1.28
                                                        =========      =========      =========

INCOME (LOSS) PER SHARE - DILUTED:

     Continuing operations                              $    0.82      $    1.42      $    1.25
     Discontinued operations                                (0.17)         (0.04)         (0.02)
                                                        ---------      ---------      ---------
     Net income per diluted share                       $    0.65      $    1.38      $    1.23
                                                        =========      =========      =========

WEIGHTED AVERAGE COMMON SHARES:

     Basic                                                 34,258         33,263         31,020
                                                        =========      =========      =========
     Diluted                                               34,642         34,217         32,038
                                                        =========      =========      =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         JANUARY 31,      FEBRUARY 1,
                                                                            2004             2003
                                                                         -----------      -----------
                                     ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                    $ 115,886        $ 106,004
  Restricted cash                                                            20,846                -
  Receivables                                                                 6,802            4,957
  Income taxes receivable                                                     5,542                -
  Inventories                                                                58,299           61,405
  Store supplies                                                             13,285           12,285
  Other                                                                       2,542            2,260
                                                                          ---------        ---------
Total current assets                                                        223,202          186,911

Property and equipment, net                                                 147,038          145,530
Deferred income taxes                                                         6,780           14,929
Other assets                                                                 14,434           10,990
                                                                          ---------        ---------

Total assets                                                              $ 391,454        $ 358,360
                                                                          =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $  36,556        $  33,579
  Accrued expenses                                                           41,725           44,600
  Income taxes payable                                                       17,464           16,088
                                                                          ---------        ---------
Total current liabilities                                                    95,745           94,267

Other long-term liabilities                                                  13,956           10,433

Commitments and contingencies

                              SHAREHOLDERS' EQUITY

Preferred stock, 50 million shares authorized                                     -                -
Common stock, $.01 par value,  100 million shares authorized,
        34.4 million and 34.1 million shares issued and outstanding
        at January 31, 2004 and February 1, 2003, respectively                  344              341
Treasury stock, at cost, 29,709 shares                                         (998)            (998)
Paid in capital                                                             119,960          114,421
Retained earnings                                                           162,447          139,896
                                                                          ---------        ---------

Total shareholders' equity                                                  281,753          253,660
                                                                          ---------        ---------

Total liabilities and shareholders' equity                                $ 391,454        $ 358,360
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

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                 COMMON SHARES                                                       TOTAL
                                             -----------------------         TREASURY     PAID IN     RETAINED   SHAREHOLDERS'
                                             SHARES          AMOUNT           STOCK       CAPITAL     EARNINGS       EQUITY
                                             ------         --------         --------     --------    --------     ----------
BALANCES, FEBRUARY 3, 2001                   30,759         $    308         $      -     $ 26,408    $ 52,995     $   79,711

Net income                                                                                              39,563         39,563
Issuance of common stock under stock
  option and restricted stock plans             582                5                         6,371                      6,376
Other, including tax benefit related to
  issuance of stock under stock option
  and restricted stock plans                                                                 2,559                      2,559
                                             ------         --------         --------     --------    --------     ----------

BALANCES, FEBRUARY 2, 2002                   31,341              313                -       35,338      92,558        128,209

Net income                                                                                              47,338         47,338
Issuance of common stock under
  follow-on offering                          2,400               24                        73,370                     73,394
Issuance of common stock under stock
  option and restricted stock plans             350                4                         5,128                      5,132
Purchases of treasury stock                     (30)                             (998)                                   (998)
Other, including tax benefit related to
  issuance of stock under stock option
  and restricted stock plans                                                                   585                        585
                                             ------         --------         --------     --------    --------     ----------

BALANCES, FEBRUARY 1, 2003                   34,061              341             (998)     114,421     139,896        253,660

Net income                                                                                              22,551         22,551
Issuance of common stock under stock
  option and restricted stock plans             301                3                         4,759                      4,762
Other, including tax benefit related to
  issuance of stock under stock option
  and restricted stock plans                                                                   780                        780
                                             ------         --------         --------     --------    --------     ----------

BALANCES, JANUARY 31, 2004                   34,362         $    344         $   (998)    $119,960    $162,447     $  281,753
                                             ======         ========         ========     ========    ========     ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     2003              2002              2001
                                                                     ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                   $  22,551         $  47,338         $  39,563

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:

     Depreciation and amortization                                   19,704            18,884            17,950
     Loss on impairment of assets                                     6,121                 -                 -

     CHANGES IN ASSETS AND LIABILITIES:
         Inventories                                                  3,106           (16,868)            1,178
         Accounts payable and accrued expenses                        1,688             8,194             3,800
         Income taxes                                                 4,011            (1,867)            6,569
         Other assets                                                (4,120)           (3,620)           (1,753)
         Other liabilities                                            3,523             3,651             1,752
                                                                  ---------         ---------         ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                       56,584            55,712            69,059
                                                                  ---------         ---------         ---------

INVESTING ACTIVITIES:

     Capital expenditures                                           (22,514)          (39,739)          (63,598)
     Funding of nonqualified benefit plans                           (4,059)           (9,436)                -
     Restricted cash                                                (20,846)                -                 -
                                                                  ---------         ---------         ---------

     NET CASH USED FOR INVESTING ACTIVITIES                         (47,419)          (49,175)          (63,598)
                                                                  ---------         ---------         ---------

FINANCING ACTIVITIES:

     Net proceeds from issuance of common stock                           -            73,394                 -
     Repayment of term loan                                               -           (50,000)                -
     Purchases of treasury stock                                          -              (998)                -
     Stock options and other equity changes                             717             1,078             6,891
                                                                  ---------         ---------         ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                          717            23,474             6,891
                                                                  ---------         ---------         ---------

     NET INCREASE IN CASH AND EQUIVALENTS                             9,882            30,011            12,352

     Cash and equivalents, beginning of year                        106,004            75,993            63,641
                                                                  ---------         ---------         ---------

     Cash and equivalents, end of year                            $ 115,886         $ 106,004         $  75,993
                                                                  =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

         Accrual for point of sale operating lease buy out        $   3,068         $       -         $       -
                                                                  =========         =========         =========
         Issuance of restricted stock                             $   4,797         $   2,755         $   2,043
                                                                  =========         =========         =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

Too, Inc., (referred to herein as "Too" or the "Company") is the operator of two specialty retailing businesses, Limited Too and Justice. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Justice, launched by the Company in late January 2004, sells value-priced sportswear and accessories for girls ages seven to fourteen years.

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of redirecting its resources to the Justice concept. See
Note 3 for further information regarding the Company's discontinued operations. Also on that date, the Company announced it was ending its involvement in the Goldmark joint venture. See Note 9 for further information.

The accompanying Consolidated Financial Statements include the accounts of Too, Inc. and its wholly-owned subsidiaries and reflect the Company's assets, liabilities, results of operations and cash flows on a historical cost basis. The Company was established in 1987 and, prior to the August 1999 Spin-off, was a wholly-owned subsidiary of The Limited, Inc. ("The Limited" or "Limited Brands").

Effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too on the basis of one share of Too common stock for each seven shares of The Limited common stock (the "Spin-off"). The Spin-off resulted in 30.7 million shares of Too common stock outstanding as of August 23, 1999. As a result of the Spin-off, the Company became an independent, separately traded, public company. In connection with the Spin-off, Too and The Limited entered into certain agreements which are more fully described in Note 9. From the time of the Spin-off until December 31, 2001, the Company's largest shareholder was also the largest shareholder of The Limited.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Too and all subsidiaries that are more than 50% owned. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment which includes all of its products.

The Company's investment in its 50% owned joint venture is accounted for under the equity method of accounting. Accordingly, the Company's share of net earnings and losses from the venture is included in the Consolidated Statements of Income. The joint venture is not material to Too's financial position, net income or cash flows.

FISCAL YEAR

The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2003, 2002 and 2001 represent the 52-week periods ended January 31, 2004, February 1, 2003 and February 2, 2002.

CASH EQUIVALENTS

The Company considers short-term investments with original maturities of three months or less to be cash equivalents. Outstanding checks classified in Accounts Payable and in Accrued Expenses on the balance sheet totaled $13.2 million and $4.7 million as of January 31, 2004 and February 1, 2003, respectively.

RESTRICTED CASH

Restricted cash represents the restriction from withdrawal of cash that backs the Company's outstanding letter of credit agreements, as well as funds held in an insurance trust for the benefit of the Company's workers' compensation insurance carriers.

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

CATALOG AND ADVERTISING COSTS

Catalog costs, principally catalog production and mailing costs, are amortized over the expected revenue stream. All other advertising costs, including costs associated with in-store photographs and direct mail campaigns, are expensed at the time the promotion first appears in media or in the store. Advertising costs amounted to $18.7 million, $19.0 million and $14.8 million for fiscal years 2003, 2002 and 2001, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis, using service lives for store assets ranging principally from 5 to 10 years for leasehold improvements and 3 to 10 years for other property and equipment. Property and equipment at the home office and distribution center is assigned service lives between 5 and 40 years. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Store assets are reviewed by district, in accordance with the method by which management reviews store performance. Factors used in the valuation include, but are not limited to, management's plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows. Excluding charges associated with the discontinuation of mishmash, no impairment charges have been recorded based on management's review.

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

REVENUE RECOGNITION

Sales are recorded when the customer takes possession of merchandise. Markdowns associated with the Frequent Buyer and "Too Bucks" programs are recognized upon redemption in conjunction with a qualifying purchase. Catalog and web sales are recorded upon shipment of merchandise to the customer, which approximates the amount of revenue that would be recognized if sales were recorded upon receipt by the customer. A reserve is provided for projected merchandise returns based on prior experience.

Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue. The Company considers related shipping and handling costs to be the direct shipping charges associated with catalog and e-commerce sales. Such costs are reflected in cost of goods sold, buying and occupancy costs. The Company classifies employee discounts as a reduction of revenue. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. Revenues also include certain sales of advertising space in the Company's catalog, and are recognized over the expected revenue stream of the catalog.

STORE PRE-OPENING EXPENSES

Pre-opening expenses related to new store openings are charged to operations as incurred.

FINANCIAL INSTRUMENTS

The recorded values of financial instruments, including cash and equivalents, receivables and accounts payable, approximate fair value due to their short maturity.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense for stock options has been recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company does recognize compensation expense related to restricted stock awards.

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

                                                   2003            2002          2001
                                                 ---------      ---------      ---------
Net income, as reported                          $    22.6      $    47.3      $    39.6
Stock-based compensation expense recorded
     under APB Opinion No. 25, net of tax              0.6            1.5            1.6
Stock-based compensation expense
     determined under fair value based
     method, net of tax                               (3.8)          (4.2)          (3.4)
                                                 ---------      ---------      ---------
Pro forma net income                             $    19.4      $    44.6      $    37.8
                                                 =========      =========      =========

Earnings per share:

   Basic - as reported                           $    0.66      $    1.42      $    1.28
                                                 =========      =========      =========

   Basic - pro forma                             $    0.57      $    1.34      $    1.22
                                                 =========      =========      =========

   Diluted - as reported                         $    0.65      $    1.38      $    1.23
                                                 =========      =========      =========

   Diluted - pro forma                           $    0.56      $    1.30      $    1.18
                                                 =========      =========      =========

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

                              2003       2002        2001
                              ----       ----        ----
Expected life                  5.0        5.0        5.0
Forfeiture rate                 20%        20%        20%
Dividend rate                    0%         0%         0%
Price volatility                52%        50%        40%
Risk-free interest rate        2.9%       3.5%       4.0%

The weighted average fair value of options granted was $7.36, $12.35 and $6.99 for fiscal 2003, 2002 and 2001, respectively.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method.

The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                 2003           2002           2001
                                                -------        -------        -------
Net income                                      $22,551        $47,338        $39,563
                                                =======        =======        =======
Weighted average common shares - basic           34,258         33,263         31,020
Dilutive effect of stock options
     and restricted stock                           384            954          1,018
                                                -------        -------        -------
Weighted average common shares - diluted         34,642         34,217         32,038
                                                =======        =======        =======

Due to the options' strike price exceeding the average market price of the common shares for the reporting periods, options to purchase 1,031,700, 155,400 and 208,000 common shares were not included in the computation for fiscal 2003, 2002 and 2001, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the corresponding estimated retirement cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for fiscal years beginning after June 15, 2002. Because costs associated with exiting leased properties at the end of lease terms are minimal, the adoption of this Statement did not have a material impact on the results of operations, cash flows or the financial position of the Company.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in April 2002. SFAS No. 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (APB) Opinion No. 30. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of this Statement did not have a material impact on the results of operations, cash flows or the financial position of the Company.

The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in June 2002. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force ("EITF") Issue No. 94-3 where a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. In accordance with SFAS No. 146, the Company recorded exit costs of $1.2 million, net of tax, as a result of the discontinuation of the Company's mishmash operations. Refer to Footnote 3 for further information.

The FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in November 2002. FIN No. 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements that end after December 15, 2002. The adoption of this Interpretation did not have a material impact on the results of operations, cash flows or the financial position of the Company.

The Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," in November 2002. This consensus addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods of time. This consensus also addresses the classification of cash consideration received from vendors in a reseller's income statement. The guidance related to timing of recognition is to be applied prospectively to new rebate arrangements entered into after November 21, 2002. The guidance related to income statement classification is effective for all new arrangements and arrangements modified after December 31, 2002. The adoption of this consensus did not have a material impact on the results of operations, cash flows or the financial position of the Company.

The FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," in January 2003. FIN No. 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as special purpose entities). Subsequent to issuing FIN No. 46, the FASB continued to propose modifications and issue FASB Staff Positions ("FSPs") that changed and clarified FIN No. 46. These modifications and FSPs were subsequently incorporated into Fin No. 46 (revised) ("FIN No. 46R"), which was issued in November 2003 and replaces FIN No. 46. Among other things, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to certain conditions, b) states the provisions of FIN 46R are not required to be applied if a company is unable to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity and e) clarifies and changes the definition and treatment of de facto agents. This Interpretation is effective for companies that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. Application of this Interpretation for all other types of entities is required for periods ending after March 15, 2004. The Company is currently evaluating the impact of adopting FIN No. 46R, but the Company's management does not expect its adoption to have a significant impact on the results of operations, cash flows or the financial position of the Company.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period Consolidated Financial Statements to conform to the current period presentation.

3. DISCONTINUED OPERATIONS

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of redirecting its resources to the development of a new concept focused on value-priced sportswear and accessories for `tween girls, ages 7 to 14. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003. Four of the former mishmash locations have been converted to the Justice format and have since reopened. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reclassified its Consolidated Statements of Income to segregate the revenues and expenses of its mishmash operations. The net operating results of mishmash are shown in the Discontinued Operations section of the Consolidated Statements of Income. As a result, a loss on discontinued operations, net of tax, of $6.0 million, $1.2 million and $0.5 million for fiscal 2003, 2002 and 2001, respectively, has been reflected in the Consolidated Statements of Income. The loss in fiscal 2003 is comprised of an after-tax loss from operations of mishmash of $1.4 million and an after-tax loss on mishmash store closings and impairment charges of $4.6 million. The loss from operations of mishmash includes net sales of $8.3 million, $7.1 million and $1.8 million for fiscal 2003, 2002 and 2001, respectively.

The store closing costs were recorded in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The following table provides a detail of each major type of cost associated with the store closings (in thousands):

                                              2003
                                            -------
One-time termination benefits               $    41
Contract termination costs                    1,704
Other associated costs                          245
                                            -------
     Store closing costs                      1,990
Income tax benefit                             (780)
                                            -------
     Store closing costs, net of tax        $ 1,210
                                            =======

The following table provides a reconciliation of the liability balance during the year, which is included in the Accrued Expenses line of the Consolidated Balance Sheets (in thousands):

                                        BEGINNING                                                     ENDING
                                         ACCRUAL                                                      ACCRUAL
                                         BALANCE              CURRENT              COSTS              BALANCE
                                        FEBRUARY 1,           PERIOD              PAID OR           JANUARY 31,
                                           2003               EXPENSE             SETTLED               2004
                                        -----------           -------             -------           -----------
One-time termination benefits             $    -              $   41              $  (41)              $    -
Contract termination costs                     -               1,704                (512)               1,192
Other associated costs                         -                 245                (245)                   -
                                          ------              ------              ------               ------
     Store closing costs liability        $    -              $1,990              $ (798)              $1,192
                                          ======              ======              ======               ======

The Company does not expect to incur any additional material expenses in association with these store closing activities. All store closing liabilities are expected to be settled in fiscal 2004.

In accordance with SFAS No. 144, an impairment charge of $5.5 million ($3.4 million, net of tax), was incurred. The impairment charge reflects the difference between the carrying value and fair value of mishmash's store assets.

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of (in thousands):

                                                  JANUARY 31          FEBRUARY 1,
                                                     2004                2003
                                                  ----------          -----------
Land                                              $   8,103           $   8,041
Buildings                                            42,045              41,611
Furniture, fixtures and equipment                   163,748             140,312
Leaseholds improvements                              33,192              40,182
Construction-in-progress                              4,378               1,587
                                                  ---------           ---------
     Total                                          251,466             231,733
Less: accumulated depreciation and
     amortization                                  (104,428)            (86,203)
                                                  ---------           ---------
Property and equipment, net                       $ 147,038           $ 145,530
                                                  =========           =========

5. LEASED FACILITIES AND COMMITMENTS

The Company operates stores under lease agreements expiring on various dates through 2014. The initial terms of leases are generally 10 years. Annual store rent is generally composed of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Many of the leases provide for future rent escalations and renewal options. Most leases require the Company to pay taxes, common area costs and certain other expenses.

At January 31, 2004, the Company operated 94 stores under sublease agreements with Limited Brands. These sublease agreements require the Company to pay a proportionate share, based on selling space, of all costs, principally rent, maintenance, taxes and utilities. Pursuant to the sublease agreements, the Company is required to pay contingent rent to Limited Brands if stores' sales exceed a stipulated amount. Limited Brands also provides guarantees on 46 store leases and assesses a fee based on stores' sales exceeding defined levels.

In addition, the Company leases certain equipment under operating lease agreements that expire at various dates through 2007.

A summary of rent expense for fiscal 2003, 2002, and 2001 follows (in thousands):

                                        2003             2002             2001
                                       -------          -------          -------
Fixed minimum                          $53,926          $49,242          $42,448
Contingent                               1,801            1,439            1,290
                                       -------          -------          -------
     Total store rent                   55,727           50,681           43,738
Equipment and other                      3,523            4,427            1,311
                                       -------          -------          -------
     Total rent expense                $59,250          $55,108          $45,049
                                       =======          =======          =======

A summary of rent commitments under noncancelable operating leases as of January 31, 2004 follows (in thousands):

2004                                                      $   56,891
2005                                                          52,062
2006                                                          45,613
2007                                                          38,378
2008                                                          32,847
Thereafter                                                    87,813

6. ACCRUED EXPENSES

Accrued expenses consisted of (in thousands):

                                                        JANUARY 31,    FEBRUARY 1,
                                                           2004           2003
                                                        -----------    -----------
Compensation, payroll taxes and benefits                  $ 6,750        $12,373
Rent and store expenses                                    11,378         12,738
Deferred revenue                                            8,329          8,063
Taxes, other than income and payroll                        5,346          4,747
Point of sale operating lease buy out                       3,068              -
mishmash store closing and impairment charges               1,192              -
Other                                                       5,662          6,679
                                                          -------        -------
     Total                                                $41,725        $44,600
                                                          =======        =======

7. CREDIT FACILITY

In August 1999, we entered into a five-year, $100 million collateralized credit facility ("Old Credit Facility"). The Old Credit Facility consisted of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Old Credit Facility's interest rates, which reflected matrix pricing, were based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan was interest only until the end of the third year at which time the amortization of the outstanding principal balance would have begun. The Old Credit Facility contained customary representations and warranties as well as certain affirmative, negative and financial covenants. In November 2001, the Company amended the Old Credit Facility. The amendment allowed for the investment of cash in short-term, AAA-rated municipal bonds, as well as less stringent limitations on 2001 capital expenditures and on indebtedness incurred in relation to lease agreements.

On May 24, 2002, the Company sold 2.4 million shares of its common stock, resulting in net proceeds of $73.4 million. Concurrently, the Company paid off the entire $50 million term loan due under the Old Credit Facility, and the remaining proceeds from the sale of common stock were used for general corporate purposes. The $50 million revolving loan commitment under the Old Credit Facility remained in effect and was available to the Company for future business purposes.

On April 29, 2003, the Company terminated the aforementioned Old Credit Facility and entered into a new unsecured credit facility ("New Credit Facility") with a syndicate of banks. The New Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the New Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate or the federal funds effective rate plus -1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the New Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The New Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. On September 16, 2003, the New Credit Facility was amended, and the amendment became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. As of January 31, 2004, the Company had outstanding letters of credit under the New Credit Facility amounting to $18.2 million. The Company is in compliance with all applicable terms of the amended New Credit Facility.

Interest (income) expense, net, consisted of the following (in thousands):

                                             2003            2002            2001
                                           -------         -------         -------
Interest expense                           $ 1,482         $ 2,347         $ 3,787
Interest income                             (1,610)         (1,830)         (3,204)
                                           -------         -------         -------
     Interest (income) expense, net        $  (128)        $   517         $   583
                                           =======         =======         =======

Interest paid amounted to $2.1 million, $1.6 million and $3.3 million for fiscal 2003, 2002 and 2001, respectively.

8. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

                                             2003             2002             2001
                                           --------         --------         --------
CURRENT:
     Federal                               $  8,936         $ 24,358         $ 22,121
     State                                    1,948            3,847            5,129
                                           --------         --------         --------
     Total current                           10,884           28,205           27,250
DEFERRED:
     Federal                                  5,791            1,781             (626)
     State                                      325              214               76
                                           --------         --------         --------
     Total deferred                           6,116            1,995             (550)
                                           --------         --------         --------
Income tax expense
    for continuing operations                17,000           30,200           26,700
Income tax benefit for discontinued
    operations                               (3,800)            (800)            (300)
                                           --------         --------         --------
Total income tax provision                 $ 13,200         $ 29,400         $ 26,400
                                           ========         ========         ========

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

                                                      2003            2002            2001
                                                      ----            ----            ----
Federal income tax rate                               35.0%           35.0%           35.0%
State income taxes, net of federal benefit             3.2             3.5             4.5
Other items, net                                      (0.9)           (0.2)            0.5
                                                      ----            ----            ----
Total effective income tax rate
    for continuing operations                         37.3%           38.3%           40.0%
                                                      ====            ====            ====

The effect of temporary differences, which give rise to net deferred tax balances, was as follows (in thousands):

                                                        JANUARY 31, 2004                            FEBRUARY 1, 2003
                                           -----------------------------------------     -----------------------------------------
                                            Assets       Liabilities         Total        Assets        Liabilities        Total
                                           --------      -----------        --------     --------       -----------       --------
Book depreciation in excess of tax         $      -        $      -         $      -     $  2,842        $      -         $  2,842
Tax depreciation in excess of book                -          (4,455)          (4,455)           -               -                -
Rent                                          2,233               -            2,233          995               -              995
Inventory                                     1,362               -            1,362        2,035               -            2,035
Accrued expenses                              7,599               -            7,599        6,160               -            6,160
Store supplies - basis differential               -          (4,703)          (4,703)           -          (3,752)          (3,752)
Other, net                                    3,622               -            3,622        3,494               -            3,494
                                           --------        --------         --------     --------        --------         --------
     Total deferred income taxes           $ 14,816        $ (9,158)        $  5,658     $ 15,526        $ (3,752)        $ 11,774
                                           ========        ========         ========     ========        ========         ========

No valuation allowance has been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future.

Income taxes payable included net current deferred tax liabilities of $1.1 million and $3.2 million as of January 31, 2004 and February 1, 2003, respectively.

Subsequent to the Spin-off, the Company began filing its tax returns on a separate basis. Prior to the Spin-off, income tax obligations were treated as being settled through the intercompany accounts as if the Company was filing its income tax returns on a separate company basis. Amounts paid to The Limited related to income tax liabilities incurred prior to the Spin-off totaled $640,000 in fiscal year 2001. Subsequent to the Spin-off, the Company made income tax payments directly to taxing authorities amounting to $8.6 million, $29.9 million, and $21.4 in fiscal 2003, 2002 and 2001, respectively.

9. RELATED PARTY TRANSACTIONS

Prior to the Spin-off, the Company and The Limited entered into service agreements for generally terms of one to three years with a number of the agreements having expired during fiscal 2000. Expiring in fiscal 2002 were service agreements for the use by the Company for home office space and distribution services covering flow of goods from factory to store. These agreements were for a term of up to three years from the Spin-off date. Costs for these services were The Limited's costs of providing the services plus 5%, excluding any markup on third-party costs. Both agreements were terminated in the first quarter of 2002.

Significant merchandise purchases were made from Mast, a wholly-owned subsidiary of Limited Brands. Prices are negotiated on a competitive basis by merchants of Too with Mast and other manufacturers.

The following table summarizes amounts incurred related to transactions between the Company and Limited Brands (in thousands):

                                                           2003            2002            2001
                                                         --------        --------        --------
Merchandise purchases                                    $ 36,020        $ 56,920        $ 67,441
Capital expenditures                                            -           1,554               -
Inbound and outbound shipping                                   -           3,929           8,359
Store leasing, construction and management                 17,395          17,758          19,144
Distribution center, MIS and home office expenses               -           1,804           8,571
                                                         --------        --------        --------
                                                         $ 53,415        $ 81,965        $103,515
                                                         ========        ========        ========

Amounts payable to Limited Brands, including merchandise payables to Mast Industries, were $4.6 million at January 31, 2004 and $6.8 million at February 1, 2003.

During fiscal year 2002, the Company formed a 50% owned joint venture, Goldmark, which was accounted for under the equity method of accounting. On May 28, 2003, the Company announced it was ending its involvement in the joint venture and, in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," recorded an impairment charge of $0.6 million. The impairment charge reflected the difference between the carrying value and the fair value of the Company's investment in the joint venture. The Company continues to provide certain services on behalf of the joint venture, for which the Company is reimbursed. The receivable, net of allowances, due to the Company for these services was $292,000 and $840,000 as of January 31, 2004 and February 1, 2003, respectively.

10. RETIREMENT BENEFITS

The Company sponsors a qualified defined contribution retirement plan. The Company's contributions to this plan are based on a percentage of the associates' eligible annual compensation. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and attained the age of 21.

The Company also sponsors a nonqualified supplemental retirement plan and a nonqualified alternate savings plan. The Company's contributions to the supplemental retirement plan are based on a percentage of the associates' eligible annual compensation. In the case of the alternate savings plan, the Company's contributions are based on a match of the associates' contribution up to a pre-determined percentage. Participation in the nonqualified plan is subject to service and compensation requirements. As of January 31, 2004 and February 1, 2003, the Company had accrued $14.0 million and $10.4 million, respectively, for its obligations under these plans. Beginning in 2002, the Company purchased corporate-owned life insurance policies in connection with the nonqualified plans. The cash value of these policies included in other long-term assets was $13.5 million and $9.4 million at January 31, 2004 and February 1, 2003, respectively.

The cost of all three plans was $4.0 million, $5.4 million, and $4.9 million in fiscal years 2003, 2002 and 2001, respectively.

11. STOCK OPTIONS AND RESTRICTED SHARES

The Company has stock option and restricted stock plans which provide incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of the Company's common shares on the date of grant and generally have 10-year terms. Most option grants generally vest ratably over the first four anniversaries of the grant date. Shares reserved under the various plans amounted to 5.4 million as of January 31, 2004, February 1, 2003 and February 2, 2002, respectively. The weighted average fair value of options granted was $7.36, $12.35 and $6.99 for fiscal 2003, 2002 and 2001, respectively.

In fiscal 2003, 100,000 restricted shares were granted with a total market value of $1.6 million. The performance requirement for the fiscal 2003 grant has not been met and, accordingly, the market value of this grant may change until the performance requirement has been met. The fiscal 2003 grant is subject to a four-year cliff vesting period. In fiscal 2002, 100,000 restricted shares were granted with a total market value at the grant date of $2.6 million. This grant was subject to a performance requirement which has been met, and the shares are to be issued ratably over a five-year vesting period. No restricted shares were granted in fiscal 2001. Compensation expense related to restricted shares amounted to $1.0 million, $2.5 million and $2.7 million for fiscal years 2003, 2002 and 2001, respectively.

A summary of changes in the Company's stock option plans for fiscal 2003, 2002 and 2001 is presented below:

                                                 2003                        2002                        2001
                                     --------------------------  -------------------------   --------------------------
                                                    WEIGHTED                   WEIGHTED                     WEIGHTED
                                     NUMBER OF   AVERAGE OPTION  NUMBER OF  AVERAGE OPTION   NUMBER OF   AVERAGE OPTION
                                      SHARES       PRICE/SHARE    SHARES      PRICE/SHARE     SHARES      PRICE/SHARE
                                     ---------   --------------  ---------  --------------   ---------   --------------
Outstanding at beginning  of year    2,948,800     $       19    2,407,400     $       16    2,408,600     $       15

     Granted and converted             446,000     $       15      797,600     $       26      503,000     $       17
     Exercised                         (61,100)    $       12     (191,800)    $       12     (393,800)    $       10
     Canceled                          (47,000)    $       22      (64,400)    $       24     (110,400)    $       17
                                     ---------     ----------    ---------     ----------    ---------     ----------

Outstanding at end of year           3,286,700     $       18    2,948,800     $       19    2,407,400     $       16
                                     =========     ==========    =========     ==========    =========     ==========

Options exercisable at end  of year  1,686,900     $       16      961,500     $       16      662,000     $       15
                                     =========     ==========    =========     ==========    =========     ==========

The following table summarizes information about stock options outstanding at January 31, 2004:

                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 ---------------------------------------------   -----------------------------
                                 WEIGHTED
                                  AVERAGE         WEIGHTED                        WEIGHTED
   RANGE OF         NUMBER       REMAINING         AVERAGE         NUMBER          AVERAGE
EXERCISE PRICE   OUTSTANDING  CONTRACTUAL LIFE  EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
--------------   -----------  ----------------  --------------   -----------    --------------
$5 - $10            522,600          3.3         $          7       522,600       $        7
$10 - $15           354,000          4.5         $         11       250,900       $       11
$15 - $20         1,117,700          7.4         $         16       361,500       $       17
$20 - $25            69,700          7.2         $         23        39,700       $       23
$25 - $32         1,222,700          7.5         $         27       512,200       $       27
                  =========          ===         ============     =========       ==========
                  3,286,700          6.5         $         18     1,686,900       $       16
                  =========          ===         ============     =========       ==========

Under APB 25, no compensation expense is recognized in the financial statements for stock options. Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded net income of $19.4 million, $44.6 million and $37.8 million, and diluted earnings per share of $0.56, $1.30 and $1.18, for fiscal years 2003, 2002 and 2001, respectively.

12. COMMON STOCK FINANCING

On May 24, 2002, the Company sold 2.4 million shares of its common stock, resulting in net proceeds of $73.4 million. Concurrently, the Company paid off the entire $50 million term loan due under the Old Credit Facility and the remaining proceeds from the sale of common stock were used for general corporate purposes. The $50 million revolving loan commitment under the Old Credit Facility remained in effect until the Company entered into the New Credit Facility in fiscal 2003.

13. ADVERTISING BARTER TRANSACTIONS

Beginning in fiscal 2002, the Company entered into advertising and cross promotion barter transactions whereby advertising space was allotted to third parties in the Company's catalog in exchange for production of Limited Too television commercials, airtime and other promotions. The Company accounts for barter transactions in accordance with EITF 99-17, "Accounting for Advertising Barter Transactions." EITF 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity's own historical practice of receiving cash for similar advertising. No revenues or expenses were recorded for fiscal 2003 and 2002.

14. LEGAL MATTERS

There are various claims, lawsuits and other legal actions pending for and against Too incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on Too's results of operations, cash flows or financial position.

15. QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                2003                         FIRST           SECOND             THIRD           FOURTH
-----------------------------------        ---------        ---------         ---------        ---------
Net sales (1)                              $ 137,971        $ 131,704         $ 146,020        $ 182,986
Gross income (1)                              42,627           39,808            48,326           68,917
General, administrative and
     store operating expenses (1)             35,555           38,835            39,797           40,088
Income from continuing operations              4,596              638             5,204           18,093
Net income (loss)                              4,159           (3,830)            4,521           17,701
Earnings (loss) per share - basic          $    0.12        $   (0.11)        $    0.13        $    0.52
Earnings (loss) per share - diluted        $    0.12        $   (0.11)        $    0.13        $    0.51

               2002                          FIRST            SECOND            THIRD            FOURTH
-----------------------------------         --------         --------          --------         --------
Net sales (1)                              $ 157,407        $ 139,651         $ 162,906        $ 180,356
Gross income (1)                              53,669           49,391            59,030           75,142
General, administrative and
     store operating expenses (1)             43,133           39,354            41,054           34,450
Income from continuing operations              6,183            5,821            11,197           25,323
Net income                                     5,845            5,531            10,836           25,126
Earnings per share - basic                 $    0.19        $    0.17         $    0.32        $    0.74
Earnings per share - diluted               $    0.18        $    0.16         $    0.31        $    0.72

(1) Amounts have been reclassified to reflect mishmash's operating results as discontinued operations. Net sales previously reported for the first three quarters in 2003 were $140.1 million, $134.8 million and $148.9 million. Net sales reported for the quarters ended May 4, 2002, August 3, 2002, November 2, 2002 and February 2, 2003 were $158.6 million, $141.2 million, $164.6 million and $183.0 million, respectively. Gross income previously reported for the first three quarters of 2003 was $42.7 million, $40.0 million and $48.1 million. Gross income reported for the quarters ended May 4, 2002, August 3, 2002, November 2, 2002 and February 2, 2003 was $53.5 million, $49.4 million, $59.0 million and $75.5 million, respectively. General, administrative and store operating expenses previously reported for the first three quarters in 2003 were $36.2 million, $39.0 million and $40.5 million. General, administrative and store operating expenses reported for the quarters ended May 4, 2002, August 3, 2002, November 2, 2002 and February 2, 2003 were $43.5 million, $39.9 million, $41.6 million and $35.2 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is set forth under the captions "ELECTION OF DIRECTORS" and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's proxy statement for the Annual Meeting of Stockholders to be held May 13, 2004 (the "Proxy Statement") and is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics for Senior Financial Officers may be obtained free of charge by writing to Too, Inc., Attn: Investor Relations, 8323 Walton Parkway, New Albany, Ohio 43054.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is set forth under the caption "ELECTION OF DIRECTORS - Nominees and Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the caption "FEES OF THE INDEPENDENT ACCOUNTANTS" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) List of Financial Statements.

The following consolidated financial statements of Too, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

     - Consolidated Statements of Income for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

     -    Consolidated Balance Sheets as of January 31, 2004 and February 1,
          2003.

     - Consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

     - Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, February 1, 2003, February 2, 2002.

     -    Notes to Consolidated Financial Statements.

     -    Report of Management.

     -    Report of Independent Auditors.

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

        10.10 Too, Inc. Third Amended and Restated 1999 Stock Option Plan for Non-Associate Directors (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed on June 14, 2001).

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

        10.13 Employment Agreement, dated as of September 15, 2003, between the Company and Michael W. Rayden.*

        10.14 Executive Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

        10.15 Employment Agreement, dated as of September 15, 2003, between the Company and Kent A. Kleeberger.*

        10.16 Executive Agreement, dated as of September 15, 2000, between the Company and Kent A. Kleeberger (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

        10.17 Employment Agreement, dated as of September 15, 2003, between the Company and James C. Petty.*

        10.18 Executive Agreement, dated as of September 15, 2000, between the Company and James C. Petty (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

        10.19 Employment Agreement, dated as of September 15, 2003, between the Company and Ronald Sykes.*

        10.20 Executive Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes (incorporated by reference to Exhibit
                  10.20 to the Annual Report on Form 10-K filed on May 2, 2001).

        10.21 Employment Agreement, dated as of September 15, 2003, between the Company and Sally A. Boyer.*

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

        10.24 Employment Agreement, dated as of September 15, 2003, between the Company and Scott M. Bracale.*

        10.25 Executive Agreement, dated as of September 15, 2000, between the Company and Scott M. Bracale (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on April 9, 2003).

        10.26 Employment Agreement, dated as of September 15, 2003, between the Company and Joan E. Munnelly.*

        10.27 Executive Agreement, dated as of September 15, 2000, between the Company and Joan E. Munnelly (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on April 9, 2003).

        10.28 Employment Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr.*

        10.29 Executive Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr.*

        21        Subsidiaries of the Registrant.*

        23        Consent of Independent Accountants.*

        24        Powers of Attorney.*

        31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

        31.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

        32.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

        32.2 Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

        *    Filed with this report.

        **   Furnished with this report.

(b)      Reports on Form 8-K.

         On November, 12, 2003, Too, Inc. filed a Current Report on Form 8-K dated November 12, 2003, reporting pursuant to "Item 12. Results of Operations and Financial Condition," that Too, Inc. had issued a press release announcing its financial results for the third quarter ended November 1, 2003, and certain expectations for the fourth quarter ended January 31, 2004.

(c)      Exhibits.

         The exhibits to this report are listed in section (a) (3) of Item 15 above.

(d)      Financial Statement Schedules.

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2004         TOO, INC.
                            (registrant)

                            By /s/ Kent A. Kleeberger
                            -------------------------------
                            Kent A. Kleeberger
                            Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 7, 2004:

           Signature                                            Title
           ---------                                            -----
/s/ MICHAEL W. RAYDEN*                      Chairman of the Board of Directors,
-----------------------------------         President and Chief Executive Officer
Michael W. Rayden                           (Principal Executive Officer)

/s/ KENT A. KLEEBERGER*                     Executive Vice President and
-----------------------------------         Chief Financial Officer
Kent A. Kleeberger                          (Principal Financial and Accounting Officer)

/s/ ELIZABETH M. EVEILLARD*                 Director
-----------------------------------
Elizabeth M. Eveillard

/s/ NANCY J. KRAMER*                        Director
-----------------------------------
Nancy J. Kramer

/s/ DAVID A. KRINSKY*                       Director
-----------------------------------
David A. Krinsky

/s/ PHILIP E. MALLOTT*                      Director
-----------------------------------
Philip E. Mallott

/s/ FREDRIC M. ROBERTS*                     Director
-----------------------------------
Fredric M. Roberts

/s/ KENNETH JAMES STROTTMAN*                Director
-----------------------------------
Kenneth James Strottman

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