Form 10-Q
period 2004-05-01
TOO INC
filed 2004-06-09
CIK 1085482

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MAY 1, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-14987

                             ---------------------

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
                                                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK                               OUTSTANDING AT JUNE 1, 2004
--------------                              ---------------------------
$.01 Par Value                                   34,443,627 Shares

                                   TOO, INC.

                               TABLE OF CONTENTS

                                                                                                        PAGE NO.
                                                                                                        --------
PART I. Financial Information

   Item 1. Financial Statements

      Consolidated Statements of Income Thirteen Weeks Ended May 1, 2004 and May 3, 2003...........         3

      Consolidated Balance Sheets May 1, 2004 and January 31, 2004.................................         4

      Consolidated Statements of Cash Flows Thirteen Weeks Ended May 1, 2004 and May 3, 2003.......         5

      Notes to Consolidated Financial Statements...................................................         6

      Report of Independent Registered Public Accounting Firm......................................        12

   Item 2. Management's Discussion and Analysis of Results of Operations and Financial
           Condition...............................................................................        13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................        20

   Item 4. Controls and Procedures.................................................................        21

PART II. Other Information

   Item 1. Legal Proceedings.......................................................................        21

   Item 5. Other Information.......................................................................        21

   Item 6. Exhibits and Reports on Form 8-K........................................................        21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    TOO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THIRTEEN WEEKS ENDED
                                                ----------------------------
                                                   MAY 1,            MAY 3,
                                                   2004              2003
                                                ---------          ---------
Net sales                                       $ 154,131          $ 137,971
     Costs of goods sold, buying and
          occupancy costs                         103,092             95,344
                                                ---------          ---------
Gross income                                       51,039             42,627
     General, administrative and store
          operating expenses                       42,909             35,555
                                                ---------          ---------
Operating income                                    8,130              7,072
     Interest income, net                             213                124
                                                ---------          ---------
Income from continuing operations
     before income taxes                            8,343              7,196
Provision for income taxes                          3,100              2,600
                                                ---------          ---------
Income from continuing operations                   5,243              4,596
Loss on discontinued operations of
     mishmash, net of tax                               -                437
                                                ---------          ---------
Net income                                      $   5,243          $   4,159
                                                =========          =========
Income (loss) per share - basic:

     Continuing operations                      $    0.15          $    0.13
     Discontinued operations                            -              (0.01)
                                                ---------          ---------
     Net income per basic share                 $    0.15          $    0.12
                                                =========          =========

Income (loss) per share - diluted:

     Continuing operations                      $    0.15          $    0.13
     Discontinued operations                            -              (0.01)
                                                ---------          ---------
     Net income per diluted share               $    0.15          $    0.12
                                                =========          =========
Weighted average common shares:

     Basic                                         34,403             34,098
                                                =========          =========
     Diluted                                       34,914             34,604
                                                =========          =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             MAY 1,      JANUARY 31,
                                                                             2004           2004
                                                                           ---------     ----------
                                     ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                  $ 119,853      $ 115,886
     Restricted cash                                                          15,264         20,846
     Receivables                                                               3,818          6,802
     Income taxes receivable                                                     655          5,542
     Inventories                                                              56,364         58,299
     Store supplies                                                           13,619         13,285
     Other                                                                     2,638          2,542
                                                                           ---------      ---------
Total current assets                                                         212,211        223,202

Property and equipment, net                                                  147,761        147,038
Deferred income taxes                                                          6,780          6,780
Other assets                                                                  14,660         14,434
                                                                           ---------      ---------
Total assets                                                               $ 381,412      $ 391,454
                                                                           =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $  25,088      $  36,556
     Accrued expenses                                                         42,562         41,725
     Income taxes payable                                                     11,584         17,464
                                                                           ---------      ---------
Total current liabilities                                                     79,234         95,745

Other long-term liabilities                                                   13,969         13,956

Commitments and contingencies

                             SHAREHOLDERS' EQUITY

Preferred stock, 50 million shares authorized                                      -              -
Common stock, $.01 par value, 100 million shares
     authorized,  34.5 million and 34.4 million issued and outstanding
     at May 1, 2004 and January 31, 2004, respectively                           345            344
Treasury stock, at cost, 29,709 shares                                          (998)          (998)
Paid in capital                                                              121,172        119,960
Retained earnings                                                            167,690        162,447
                                                                           ---------      ---------
Total shareholders' equity                                                   288,209        281,753
                                                                           ---------      ---------
Total liabilities and shareholders' equity                                 $ 381,412      $ 391,454
                                                                           =========      =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                       THIRTEEN WEEKS ENDED
                                                                     ------------------------
                                                                       MAY 1,         MAY 3,
                                                                        2004           2003
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                   $   5,243      $   4,159

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:

        Depreciation and amortization                                    5,157          4,682

        CHANGES IN ASSETS AND LIABILITIES:
          Inventories                                                    1,935          9,624
          Accounts payable and accrued expenses                         (8,637)       (23,944)
          Income taxes                                                  (1,010)        (3,561)
          Other assets                                                   1,677         (1,234)
          Other liabilities                                                 13            976
                                                                     ---------      ---------
          NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           4,378         (9,298)
                                                                     ---------      ---------
INVESTING ACTIVITIES:

        Capital expenditures                                            (6,444)        (5,636)
        Restricted cash                                                  5,582              -
                                                                     ---------      ---------
          NET CASH USED FOR INVESTING ACTIVITIES                          (862)        (5,636)
                                                                     ---------      ---------
FINANCING ACTIVITIES:

        Stock options and other equity changes                             709            102
        Change in cash overdraft                                          (258)         9,696
                                                                     ---------      ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                        451          9,798
                                                                     ---------      ---------
        NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  3,967         (5,136)

Cash and equivalents, beginning of period                              115,886        106,004
                                                                     ---------      ---------
          Cash and equivalents, end of period                        $ 119,853      $ 100,868
                                                                     =========      =========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

        Issuance of restricted stock                                 $     521      $     936
                                                                     =========      =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                                    TOO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION

Too, Inc. (referred to herein as "Too" or "the Company") is the operator of two specialty retailing businesses, Limited Too and Justice. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Justice, launched by the Company in late January 2004, sells value-priced sportswear and accessories for girls ages seven to fourteen years.

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of redirecting its resources to the Justice concept. See
Note 4 for further information regarding the Company's discontinued operations. Also on that date, the Company announced it was ending its involvement in the Goldmark joint venture. See Note 7 for further information.

The accompanying unaudited interim Consolidated Financial Statements as of May 1, 2004 and for the thirteen weeks ended May 1, 2004 and May 3, 2003, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's 2003 Form 10-K. In the opinion of management, the accompanying interim Consolidated Financial Statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The Consolidated Financial Statements as of May 1, 2004, and for the thirteen weeks ended May 1, 2004 and May 3, 2003 included herein have been reviewed by the independent registered public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the Consolidated Financial Statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

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

                                                 THIRTEEN WEEKS ENDED
                                                 ---------------------
                                                  MAY 1,        MAY 3,
                                                  2004          2003
                                                 -------       -------
Net income, as reported                          $   5.2       $   4.2
Stock-based compensation expense recorded
     under APB Opinion No. 25, net of tax            0.3           0.2
Stock-based compensation expense
     determined under fair value based
     method, net of tax                             (1.1)         (1.0)
                                                 -------       -------
Pro forma net income                             $   4.4       $   3.4
                                                 =======       =======
Earnings per share:
   Basic - as reported                           $  0.15       $  0.12
                                                 =======       =======
   Basic - pro forma                             $  0.13       $  0.10
                                                 =======       =======
   Diluted - as reported                         $  0.15       $  0.12
                                                 =======       =======
   Diluted - pro forma                           $  0.12       $  0.10
                                                 =======       =======

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                 THIRTEEN WEEKS ENDED
                                                 ---------------------
                                                  MAY 1,       MAY 3,
                                                  2004          2003
                                                 -------       -------
Expected life                                        5.0           5.0
Forfeiture rate                                       20%           20%
Dividend rate                                          -             -
Price volatility                                      50%           52%
Risk-free interest rate                              3.5%          2.9%

The weighted average fair value of options granted was $7.75 and $7.30 for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

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

The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                 THIRTEEN WEEKS ENDED
                                                -----------------------
                                                 MAY 1,         MAY 3,
                                                  2004           2003
                                                --------       --------
Net income                                      $  5,243       $  4,159
                                                ========       ========
Weighted average common shares - basic            34,403         34,098
Dilutive effect of stock options
     and restricted stock                            511            506
                                                --------       --------
Weighted average common shares - diluted          34,914         34,604
                                                ========       ========

Due to the options' strike price exceeding the average market price of the common shares for the reporting periods, options to purchase 974,000 and 1,284,000 common shares were not included in the computation for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

4.    DISCONTINUED OPERATIONS

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of redirecting its resources to the development of a new concept focused on value-priced sportswear and accessories for `tween girls ages 7 to 14 years. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003. Four of the former mishmash locations have been converted to the Justice format and have since reopened. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reclassified its Consolidated Statements of Income to segregate the revenues and expenses of its mishmash operations. The operating loss of mishmash of $0.4 million, net of an income tax benefit of $0.2 million, for the thirteen weeks ended May 3, 2003 is shown on the Loss on Discontinued Operations line of the Consolidated Statements of Income. The net operating loss of mishmash includes net sales of $2.2 million for the thirteen weeks ended May 3, 2003.

In fiscal 2003, the Company incurred store closing costs, which were recorded in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." No store closing costs were incurred for the thirteen weeks ended May 1, 2004 and May 3, 2003, and the Company does not expect to incur any additional material expenses in association with these store closing activities. All store closing liabilities are expected to be settled in fiscal 2004.

The following table provides a reconciliation of the store closing liability balance during the quarter, which is included in the Accrued Expenses line of the Consolidated Balance Sheets (in thousands):

                                BEGINNING                             ENDING
                                 ACCRUAL                              ACCRUAL
                                 BALANCE    CURRENT      COSTS        BALANCE
                               FEBRUARY 1,   PERIOD     PAID OR        MAY 1,
                                  2004      EXPENSE     SETTLED        2004
                               -----------  -------     -------       -------
Contract termination costs       $1,192       $ -       $ (393)       $  799
                                 ------       ---       ------        ------
   Store closing costs           $1,192       $ -       $ (393)       $  799
                                 ======       ===       ======        ======

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

6.    PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of (in thousands):

                                           MAY 1,        JANUARY 31,
                                           2004             2004
                                         ---------       -----------
Land                                     $   8,103        $   8,103
Buildings                                   42,049           42,045
Furniture, fixtures and equipment          167,027          163,748
Leasehold improvements                      34,890           33,192
Construction-in-progress                     4,123            4,378
     Total                               ---------        ---------
                                           256,192          251,466

Less: accumulated depreciation and
     amortization                         (108,431)        (104,428)
                                         ---------        ---------

     Property and equipment, net         $ 147,761        $ 147,038
                                         =========        =========

7.    RELATED PARTY TRANSACTIONS

During fiscal year 2002, the Company formed a 50% owned joint venture, Goldmark, which was accounted for under the equity method of accounting. On May 28, 2003, the Company announced it was ending its involvement in the joint venture. The Company continues to provide certain services on behalf of the joint venture, for which the Company is reimbursed. The receivable, net of allowances, due to the Company for these services was $475,000 and $292,000 as of May 1, 2004 and January 31, 2004, respectively.

8.    CREDIT FACILITY

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

On April 29, 2003, the Company terminated the aforementioned Old Credit Facility and entered into a new unsecured credit facility ("New Credit Facility") with a syndicate of banks. The New Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the New Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate or the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the New Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The New Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. On September 16, 2003, the New Credit Facility was amended, and the amendment became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. The Company had outstanding letters of credit under the New Credit Facility amounting to $13.1 million and $18.2 million as of May 1, 2004 and January 31, 2004, respectively. The Company is in compliance with all applicable terms of the amended New Credit Facility.

Interest income, net, consisted of the following (in thousands):

                             THIRTEEN WEEKS ENDED
                             --------------------
                              MAY 1,       MAY 3,
                               2004        2003
                              -----        -----
Interest income               $ 483        $ 244
Interest expense               (270)        (120)
                              -----        -----
   Interest income, net       $ 213        $ 124
                              =====        =====

9.    RECENTLY ISSUED ACCOUNTING STANDARD

The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," in January 2003. FIN No. 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as special purpose entities). Subsequent to issuing FIN No. 46, the FASB continued to propose modifications and issue FASB Staff Positions ("FSPs") that changed and clarified FIN No. 46. These modifications and FSPs were subsequently incorporated into FIN No. 46 (revised) ("FIN No. 46R"), which was issued in November 2003 and replaces FIN No. 46. Among other things, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to certain conditions, b) states the provisions of FIN No. 46R are not required to be applied if a company is unable to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity and e) clarifies and changes the definition and treatment of de facto agents. FIN No. 46R is effective for companies that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. Application of FIN No. 46R for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a significant impact on the results of operations, cash flows or the financial position of the Company.

10.   SUBSEQUENT EVENT

On May 24, 2004, Kent A. Kleeberger resigned as Executive Vice President and Chief Financial Officer, effective June 23, 2004, to pursue other career interests. William E. May, Executive Vice President and Chief Operating Officer, will assume Mr. Kleeberger's responsibilities.

The Company also announced on that day the resignation of James C. Petty as President and General Manager of Limited Too, effective June 23, 2004, to pursue other career interests. The Company has begun a search for Mr. Petty's replacement. In the interim, Michael W. Rayden, Chairman of the Board, President and Chief Executive Officer, will assume Mr. Petty's day-to-day responsibilities.

The Company estimates that the costs related to separation under the employment agreements with both of the executives will be in the range of $1.2 million to $1.5 million, or $0.02 to $0.03 per diluted share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of May 1, 2004 and the related consolidated statements of income and cash flows for each of the thirteen-week periods ended May 1, 2004 and May 3, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2004, and the related consolidated statements of income, changes in shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
May 12, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept, and all mishmash stores were closed by November 25, 2003. Accordingly, mishmash's operating results have been reflected as discontinued operations in this Form 10-Q. Unless otherwise indicated, the following discussion relates only to Too, Inc.'s continuing operations.

Net sales for the thirteen weeks ended May 1, 2004 were $154.1 million, an increase of 12% from $138.0 million for the comparable period of 2003. Gross income increased 20% to $51.0 million in 2004 from $42.6 million in 2003 and operating income increased 15% to $8.1 million in 2004 from $7.1 million in 2003. Net income, which included a loss on discontinued operations in 2003, increased 26% to $5.2 million in 2004 from $4.2 million in 2003. Diluted earnings per share increased 25% to $0.15 in 2004 versus $0.12 in 2003.

The following table represents the amounts shown in the Company's Consolidated Statements of Income for the thirteen weeks ended May 1, 2004 and May 3, 2003, expressed as a percentage of net sales:

                                                              THIRTEEN WEEKS ENDED
                                                              --------------------
                                                               MAY 1,       MAY 3,
                                                                2004         2003
                                                               ------       ------
Net sales                                                      100.0%       100.0%
     Cost of goods sold, buying and occupancy costs             66.9         69.1
                                                               -----        -----
Gross income                                                    33.1         30.9
     General, administrative and store operating expenses       27.8         25.8
                                                               -----        -----
Operating income                                                 5.3          5.1
     Interest income, net                                        0.1          0.1
                                                               -----        -----
Income from continuing operations before income taxes            5.4          5.2
Provision for income taxes                                       2.0          1.9
                                                               -----        -----
Income from continuing operations                                3.4          3.3
Loss on discontinued operations of mishmash, net of tax          0.0          0.3
                                                               -----        -----
Net income                                                       3.4%         3.0%
                                                               =====        =====

FINANCIAL SUMMARY

Summarized financial data for the thirteen weeks ended May 1, 2004 and May 3, 2003 is presented below:

                                                            Thirteen Weeks Ended
                                                       -------------------------------
                                                        May 1,      May 3,     Percent
                                                        2004        2003       Change
                                                       -------     -------     -------
Net sales (millions)                                   $ 154.1     $ 138.0        12%

Limited Too:

     Comparable store sales increase (decrease) (1)          2%        (18)%
     Sales per average square foot (2)                 $    65     $    65         -%
     Sales per average store (thousands) (3)           $   267     $   266         -%
     Average store size at quarter end (square feet)     4,124       4,117         -%
     Total square feet at quarter end (thousands)        2,285       2,120         8%
     Number of stores:
        Beginning of period                                553         510
          Opened                                             3           7
          Closed                                            (2)         (2)
                                                       -------     -------
        End of period                                      554         515
                                                       =======     =======
     Stores remodeled                                        5           2

Number of mishmash stores                                    -          14
Number of Justice stores                                    26           -

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

(3) Sales per average store is the result of dividing net sales for the fiscal quarter by average store count, which reflects the impact of opening and closing stores throughout the quarter.

NET SALES

Net sales increased 12% to $154.1 million in the first quarter of fiscal 2004 from $138.0 million for 2003. The increase was primarily a result of the net addition of 39 Limited Too stores and 26 Justice stores. Also contributing to the increase was a 2% increase in comparable store sales ("comps"). The first quarter of fiscal 2004 also benefited from the earlier Easter holiday, and the resultant shift of the redemption period of the Company's spring Too Bucks promotion. This earlier redemption resulted in a benefit of approximately two percentage points in comps for the first quarter of fiscal 2004.

For Limited Too, transactions per average store increased 10% in the first quarter of fiscal 2004 compared to the comparable period in 2003. Also, Limited Too's average dollar sale was down 9%, which was comprised of a 4% decrease in units per transaction and a 5% decrease in average unit retail.

From a merchandising standpoint, the non-apparel portion of the business continued to post strong sales increases on an average store basis during the first quarter of 2004. The introduction of the "Fun Zone" area in the Fall of fiscal 2003, located in the front corner of our stores, was a major factor in the improvement of the non-apparel sales performance. The best performing apparel categories included girls skirts and skorts, dresses and jackets. Underperforming apparel categories included active and casual shorts, and active tops.

GROSS INCOME

Gross income, expressed as a percentage of net sales, was 33.1% for the first quarter of fiscal 2004, an increase of 220 basis points from a gross income rate of 30.9% for the comparable period of 2003. This rate increase was due to lower markdowns and lower buying and occupancy costs, and partially offset by a decrease in initial markup ("IMU") rate.

Markdowns, as a rate to net sales, decreased 100 basis points in the first quarter of fiscal 2004 versus the comparable period in 2003 due to tight control of inventory levels. In addition, the Company had a reduced level of promotional activity during the quarter.

Buying and occupancy costs declined 140 basis points as a rate to net sales in the first quarter of fiscal 2004 compared to the first quarter of 2003, primarily due to a decrease in catalog production costs, net of partner revenue. The decrease in catalog costs was caused by a reduction of catalog circulation during the first quarter versus last year.

The Limited Too IMU rate in the first quarter of fiscal 2004 decreased 150 basis points compared to the first quarter of 2003. The decline in rate was primarily due to a shift in the Company's merchandise mix from apparel to non-apparel categories.

The Company's gross income may not be comparable to that of other retailers since all significant costs related to the Company's distribution network, excluding freight costs, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expenses, expressed as a percentage of net sales, were 27.8% for the first quarter of fiscal 2004, an increase of 200 basis points from a rate of 25.8% for the comparable period of 2003. The increase in rate was attributable to higher store expenses and higher home office expenses.

Store expenses increased 20 basis points as a rate to net sales in the first quarter of fiscal 2004 versus the first quarter of 2003. The change was due to increased store payroll and other store costs associated with the net addition of 39 Limited Too stores and 26 Justice stores.

Home office expenses increased 260 basis points as a rate to net sales in the first quarter of fiscal 2004 versus the first quarter of 2003. The change was due to an accrual for incentive compensation made during the first quarter of fiscal 2004, while no such accrual was made during the first quarter of fiscal 2003 because of the Company's disappointing results. In addition, general, administrative and store operating expenses in the first quarter of 2003 benefited from settlement proceeds received by the Company in lieu of a litigation claim.

Costs related to the distribution center, excluding freight costs, included in general, administrative and store operating expenses were $1.9 million and $2.1 million for the first quarters of fiscal 2004 and 2003, respectively.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, was 5.3% in the first quarter of fiscal 2004, an increase of 20 basis points from 5.1% in the first quarter of 2003. The rate increase was a result of a 220 basis point increase in gross income, which was partially offset by a 200 basis point increase in general, administrative and store operating expenses.

INTEREST INCOME, NET

Interest income, net, amounted to $213,000 for the first quarter of fiscal 2004 versus $124,000 in the first quarter of 2003. Interest income is earned on investments in money market securities and short-term, AAA-rated and insured municipal bonds. Interest income amounted to $483,000 and $244,000 for the first quarters of fiscal 2004 and 2003, respectively. Interest expense represents facility and letters of credit fees, as well as net interest expense related to the Company's nonqualified benefit plans. Interest expense amounted to $270,000 and $120,000 for the first quarters of fiscal 2004 and 2003, respectively.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to $3.1 million in the first quarter of fiscal 2004 from $2.6 million for the first quarter of 2003. The income tax provision rate increased 60 basis points to 37.2% in the first quarter of fiscal 2004 from 36.6% in the first quarter of 2003. The rate increase is attributable to higher pre-tax income in the current quarter reducing the effect of the tax benefit derived from municipal interest income.

DISCONTINUED OPERATIONS

On May 28, 2003, the Company announced that it was ending the rollout of its mishmash retail concept in favor of redirecting its resources to the development of a new concept, Justice, focused on value-priced sportswear and accessories for `tween girls, ages 7 to 14 years. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003.

No expense for discontinued operations was recognized in the first quarter of fiscal 2004. For the first quarter of fiscal 2003, the loss on discontinued operations of mishmash amounted to $437,000, net of tax.

FINANCIAL CONDITION

Our balance sheet remains strong due to positive cash flows from operations. We were able to finance all capital expenditures with working capital generated from operations and ended the quarter with $135.1 million in cash and equivalents, of which $15.3 million was restricted by our Credit Facility and insurance trust deposits. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities is the primary resource to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of our working capital position and capitalization follows (in thousands):

                                                    MAY 1,   JANUARY 31,
                                                     2004       2004
                                                   --------  -----------
Working capital, excluding restricted cash of
     $15.3 and $20.8 million at May 1, 2004 and
     January 31, 2004, respectively                $117,713   $106,611
                                                   ========   ========

Capitalization:
     Shareholders' equity                          $288,209   $281,753
                                                   ========   ========
Additional amounts available under the revolving
     portion of the Credit Facility                $ 86,897   $ 81,822

Net cash provided by operating activities amounted to $4.4 million for the first quarter of fiscal 2004, while cash used for operating activities totaled $9.3 million for the comparable period of 2003. The increase over the first quarter of last year was due to the change in accrued expenses, which was partially offset by the change in inventories.

The change in accrued expenses was driven primarily by the timing of rent payments, as well as the increase in the incentive compensation accrual in fiscal 2004.

The change in inventories decreased in the first quarter of 2004 versus the comparable period in 2003. This was caused by high inventory levels at the end of fiscal 2002 due to a combination of early receipts of spring goods prior to the end of fiscal 2002 and, to a lesser extent, missed sales in late December and January of that fiscal year.

Net cash used for investing activities amounted to $0.9 million and $5.6 million for the first quarters of 2004 and 2003, respectively. For the first quarter of 2004, investing activities represented capital expenditures primarily for new and remodeled Limited Too and Justice stores. Investing activities also reflect the designation of restricted cash as a result of the Company's amendment to its Credit Facility. For the comparable period in 2003, investing activities represented capital expenditures for new and remodeled Limited Too stores. See further discussion in the "Capital Expenditures" section below.

Net cash provided by financing activities amounted to $0.5 million and $9.8 million for the first quarters of 2004 and 2003, respectively. Financing activities represent proceeds from employee stock option exercises, as well as the change in outstanding checks classified in Accounts Payable and Accrued Expenses on the balance sheet.

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

On April 29, 2003, the Company terminated the aforementioned Old Credit Facility and entered into a new unsecured credit facility ("New Credit Facility" or "Credit Facility") with a syndicate of banks. The New Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the New Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate or the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the New Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The New Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. On September 16, 2003, the New Credit Facility was amended, and the amendment became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. The Company had outstanding letters of credit under the New Credit Facility amounting to $13.1 million and $18.2 million as of May 1, 2004 and January 31, 2004, respectively. The Company is in compliance with all applicable terms of the amended New Credit Facility.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $6.4 million for the thirteen weeks ended May 1, 2004 compared to $5.6 million for the comparable period in 2003. We anticipate spending between $20 million and $22 million in fiscal 2004, primarily for new Limited Too and Justice stores, remodeling or expansion of existing Limited Too stores and related fixtures and equipment. We intend to add 240,000 to 260,000 square feet in 2004, which will represent a 10% to 11% increase over year-end 2003. We anticipate that the increase will result from opening approximately 20 to 25 new Limited Too stores and expanding about half of the approximately 20 stores identified for remodeling. Additionally, we plan to open approximately 30 to 35 Justice stores during fiscal 2004. We expect that substantially all capital expenditures in fiscal 2004 will be funded by cash on hand and net cash provided by operating activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Information regarding the Company's contractual obligations and commercial commitments can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Too, Inc.'s Form 10-K for the fiscal year ended January 31, 2004.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

The Company's critical accounting policies and estimates can be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Too, Inc.'s Form 10-K for the fiscal year ended January 31, 2004.

RECENTLY ISSUED ACCOUNTING STANDARD

The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," in January 2003. FIN No. 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as special purpose entities). Subsequent to issuing FIN No. 46, the FASB continued to propose modifications and issue FASB Staff Positions ("FSPs") that changed and clarified FIN No. 46. These modifications and FSPs were subsequently incorporated into FIN No. 46 (revised) ("FIN No. 46R"), which was issued in November 2003 and replaces FIN No. 46. Among other things, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to certain conditions, b) states the provisions of FIN No. 46R are not required to be applied if a company is unable to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity and e) clarifies and changes the definition and treatment of de facto agents. FIN No. 46R is effective for companies that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. Application of FIN No. 46R for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a significant impact on the results of operations, cash flows or the financial position of the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include, but may not be limited to, statements in this Form 10-Q relating to anticipated capital expenditures in 2004 for new stores, the remodeling or expansion of existing stores and the related funding thereof, and the effect of certain severance expenses as described in Item 5 of Part II of this Form 10-Q. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Form 10-K, filed April 29, 2002, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At May 1, 2004, no borrowings were outstanding under the Credit Facility. Additionally, we are exposed to market risk related to interest rate risk on the investment of cash in securities with original maturities of three months or less. These investments are considered cash equivalents and are shown as such on the Consolidated Balance Sheets. If there are changes in interest rates, those changes would affect the interest income we earn on those investments.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Operating Officer (in his capacity as the Company's Principal Financial Officer), the Chief Executive Officer and Chief Operating Officer, have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of the end of the period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and other legal actions pending for and against Too incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on Too's results of operations cash flows or financial position.

ITEM 5. OTHER INFORMATION

On May 24, 2004, Kent A. Kleeberger resigned as Executive Vice President and Chief Financial Officer, effective June 23, 2004, to pursue other career interests. William E. May, Executive Vice President and Chief Operating Officer, will assume Mr. Kleeberger's responsibilities.

The Company also announced on that day the resignation of James C. Petty as President and General Manager of Limited Too, effective June 23, 2004, to pursue other career interests. The Company has begun a search for Mr. Petty's replacement. In the interim, Michael W. Rayden, Chairman of the Board, President and Chief Executive Officer, will assume Mr. Petty's day-to-day responsibilities.

The Company estimates that the costs related to separation under the employment agreements with both of the executives will be in the range of $1.2 million to $1.5 million, or $0.02 to $0.03 per diluted share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Registered Public Accounting Firm.

      31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Periodic Report by the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Periodic Report by the Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      On February 18, 2004, Too, Inc. filed a Current Report on Form 8-K dated February 18, 2004, reporting pursuant to "Item 12. Results of Operations and Financial Condition," that Too, Inc. had issued a press release announcing its financial results for the fourth quarter ended January 31, 2004, and certain expectations for the 2004 fiscal year ended January 29, 2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TOO, INC.
                                 (Registrant)

                                 By /s/  William E. May
                                    ---------------------------------
                                 William E. May
                                 Executive Vice President and Chief Operating
                                 Officer
                                 (duly authorized officer and Principal
                                 Accounting Officer)

Date: June 9, 2004