Form 10-Q
period 2004-07-31
TOO INC
filed 2004-09-08
CIK 1085482

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-14987
                         ------------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes[X]     No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes[X]     No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             COMMON STOCK                   OUTSTANDING AT SEPTEMBER 3, 2004
             ------------                   --------------------------------

            $.01 Par Value                          34,521,317 Shares

                                    TOO, INC.

                                TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I.  Financial Information

   Item 1. Financial Statements

       Consolidated Statements of Operations
         Thirteen and Twenty-Six Weeks Ended July 31, 2004 and August 2, 2003 ........    3

       Consolidated Balance Sheets
         July 31, 2004 and January 31, 2004 ..........................................    4

       Consolidated Statements of Cash Flows
         Twenty-Six Weeks Ended July 31, 2004 and August 2, 2003 .....................    5

       Notes to Consolidated Financial Statements ....................................    6

       Report of Independent Registered Public Accounting Firm .......................   13

   Item 2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition .......................................................   14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ................   23

   Item 4. Controls and Procedures ...................................................   23

PART II    Other Information

   Item 1. Legal Proceedings ........................................................    23

   Item 4. Submission of Matters to a Vote of Security Holders ......................    23

   Item 6. Exhibits and Reports on Form 8-K .........................................    24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THIRTEEN                 TWENTY-SIX
                                                WEEKS ENDED               WEEKS ENDED
                                           ---------------------    ---------------------
                                            JULY 31,   AUGUST 2,     JULY 31,   AUGUST 2,
                                              2004       2003          2004       2003
                                           ---------   ---------    ---------   ---------
Net sales                                  $ 139,841   $ 131,704    $ 293,972   $ 269,675
     Costs of goods sold, buying and
          occupancy costs                     95,941      91,896      199,033     187,240
                                           ---------   ---------    ---------   ---------
Gross income                                  43,900      39,808       94,939      82,435
     General, administrative and store
          operating expenses                  42,067      38,835       84,976      74,390
                                           ---------   ---------    ---------   ---------
Operating income                               1,833         973        9,963       8,045
     Interest income, net                        201          65          414         189
                                           ---------   ---------    ---------   ---------
Income from continuing operations
     before income taxes                       2,034       1,038       10,377       8,234
Provision for income taxes                       642         400        3,742       3,000
                                           ---------   ---------    ---------   ---------
Income from continuing operations              1,392         638        6,635       5,234
Loss on discontinued operations of
     mishmash, net of tax                          -      (4,468)           -      (4,905)
                                           ---------   ---------    ---------   ---------
Net income (loss)                          $   1,392   $  (3,830)   $   6,635   $     329
                                           =========   =========    =========   =========

Income (loss) per share - basic:

     Continuing operations                 $    0.04   $    0.02    $    0.19   $    0.15

     Discontinued operations                       -       (0.13)           -       (0.14)
                                           ---------   ---------    ---------   ---------
    Net income (loss) per basic share      $    0.04   $   (0.11)   $    0.19   $    0.01
                                           =========   =========    =========   =========

Income (loss) per share - diluted:

     Continuing operations                 $    0.04   $    0.02    $    0.19   $    0.15

     Discontinued operations                       -       (0.13)           -       (0.14)
                                           ---------   ---------    ---------   ---------
     Net income (loss) per diluted share   $    0.04   $   (0.11)   $    0.19   $    0.01
                                           =========   =========    =========   =========

Weighted average common shares:

     Basic                                    34,446      34,271       34,425      34,185
                                           =========   =========    =========   =========
     Diluted                                  34,786      34,737       34,850      34,649
                                           =========   =========    =========   =========

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements.

                                    TOO, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          JULY 31,   JANUARY 31,
                                                                            2004        2004
                                                                         ---------   ----------
                                          ASSETS
CURRENT ASSETS:
     Cash and equivalents                                                $ 102,463    $ 114,990
     Restricted cash                                                        26,780       20,846
     Receivables                                                             7,116        6,802
     Income taxes receivable                                                   597        5,542
     Inventories                                                            75,702       58,299
     Store supplies                                                         13,400       13,285
     Other                                                                   2,387        2,542
                                                                         ---------    ---------
Total current assets                                                       228,445      222,306

Property and equipment, net                                                143,880      147,038
Deferred income taxes                                                        6,780        6,780
Other assets                                                                14,484       14,434
                                                                         ---------    ---------

Total assets                                                               393,589      390,558
                                                                         =========    =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       40,778       35,660
     Accrued expenses                                                       40,244       41,725
     Income taxes payable                                                    8,304       17,464
                                                                         ---------    ---------
Total current liabilities                                                   89,326       94,849

Other long-term liabilities                                                 14,388       13,956

Commitments and contingencies

                          SHAREHOLDERS' EQUITY
Preferred stock, 50 million shares
  authorized Common stock, $.01 par value, 100 million shares authorized,  34.5 million and 34.4 million issued and outstanding
  at July 31, 2004 and January 31, 2004, respectively                          345          344
Treasury stock, at cost, 29,709 shares                                        (998)        (998)
Paid in capital                                                            121,446      119,960
Retained earnings                                                          169,082      162,447
                                                                         ---------    ---------

         Total shareholders' equity                                        289,875      281,753
                                                                         ---------    ---------

         Total liabilities and shareholders' equity                      $ 393,589    $ 390,558
                                                                         =========    =========

        The accompanying notes are an integral part of these Consolidated
                              Financial Statements.

                                    TOO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                               TWENTY-SIX WEEKS ENDED
                                                               ----------------------
                                                                JULY 31,    AUGUST 2,
                                                                  2004        2003
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                $   6,635    $     329

IMPACT OF OTHER OPERATING ACTIVITIES ON CASH FLOWS:

    Depreciation and amortization                                 10,659        9,502
    Loss on impairment of assets                                       -        5,560

   CHANGES IN ASSETS AND LIABILITIES:
       Inventories                                               (17,403)      (8,846)
       Accounts payable and accrued expenses                       3,932       (2,663)
       Income taxes                                               (4,213)      (8,371)
       Other assets                                                  775       (3,604)
       Other liabilities                                             432        1,608
                                                               ---------    ---------

        NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         817       (6,485)
                                                               ---------    ---------

INVESTING ACTIVITIES:

   Capital expenditures                                          (11,002)      (9,833)
   Funding of nonqualified benefit plans                            (431)           -
   Restricted cash                                                (5,934)     (23,699)
                                                               ---------    ---------

      NET CASH USED FOR INVESTING ACTIVITIES                     (17,367)     (33,532)
                                                               ---------    ---------

FINANCING ACTIVITIES:

     Stock options and other equity changes                          964          295
     Change in cash overdraft                                      3,059          591
                                                               ---------    ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                   4,023          886
                                                               ---------    ---------

    NET DECREASE IN CASH AND EQUIVALENTS                         (12,527)     (39,131)

Cash and equivalents, beginning of period                        114,990      105,700
                                                               ---------    ---------

       Cash and equivalents, end of period                     $ 102,463    $  66,569
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

                                    TOO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

Too, Inc. (referred to herein as "Too" or "the Company") is the operator of two specialty retailing concepts, Limited Too and Justice. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Justice, launched by the Company in late January 2004, sells value-priced sportswear and accessories for girls ages seven to fourteen years.

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of redirecting its resources to the Justice concept. See
Note 5 for further information regarding the Company's discontinued operations. Also on that date, the Company announced it was ending its involvement in the Goldmark joint venture. See Note 8 for further information.

The accompanying unaudited interim Consolidated Financial Statements as of July 31, 2004 and for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company's 2003 Form 10-K. In the opinion of management, the accompanying interim Consolidated Financial Statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The Consolidated Financial Statements as of July 31, 2004, and for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 included herein have been reviewed by the independent registered public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the Consolidated Financial Statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

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

                                                  THIRTEEN               TWENTY-SIX
                                                WEEKS ENDED              WEEKS ENDED
                                            --------------------    ---------------------
                                            JULY 31,    AUGUST 2,   JULY 31,    AUGUST 2,
                                              2004        2003        2004        2003
                                            --------    --------    --------    ---------
Net income (loss), as reported              $    1.4    $   (3.8)   $    6.6    $    0.3
Stock-based compensation expense recorded
  under APB Opinion No. 25, net of tax           0.2         0.1         0.5         0.3
Stock-based compensation expense
  determined under fair value based
  method, net of tax                            (1.1)       (0.9)       (2.3)       (1.9)
                                            --------    --------    --------    --------
Pro forma net income (loss)                 $    0.5    $   (4.6)   $    4.8    $   (1.3)
                                            ========    ========    ========    ========

Earnings per share:
   Basic - as reported                      $   0.04    $  (0.11)   $   0.19    $   0.01
                                            ========    ========    ========    ========

   Basic - pro forma                        $   0.01    $  (0.13)   $   0.14    $  (0.04)
                                            ========    ========    ========    ========

   Diluted - as reported                    $   0.04    $  (0.11)   $   0.19    $   0.01
                                            ========    ========    ========    ========

   Diluted - pro forma                      $   0.01    $  (0.13)   $   0.14    $  (0.04)
                                            ========    ========    ========    ========

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                 THIRTEEN             TWENTY-SIX
                                WEEKS ENDED           WEEKS ENDED
                            -------------------   -------------------
                            JULY 31,  AUGUST 2,   JULY 31,  AUGUST 2,
                              2004      2003        2004      2003
                            -------   ---------   --------  ---------
Expected life                 5.0        5.0        5.0        5.0
Forfeiture rate                20%        20%        20%        20%
Dividend rate                   -          -          -          -
Price volatility               49%        51%        50%        52%
Risk-free interest rate       3.6%       2.3%       3.5%       2.6%

The weighted average fair value of options granted during the thirteen and twenty-six weeks ended July 31, 2004 was $7.18 and $7.88, respectively. The weighted average fair value of options granted during the thirteen and twenty-six weeks ended August 2, 2003 was $7.76 and $7.53, respectively.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method, except when the effect would be anti-dilutive. The Company has reclassified the loss from operations of mishmash to discontinued operations for the thirteen and twenty-six weeks ended August 2, 2003. Accordingly,the weighted average common shares - diluted for the thirteen weeks ended August 2, 2003 have been adjusted for the effect of stock options and restricted stock for purposes of calculating the income or loss per share from continuing and discontinued operations. The adjustment had no effect on earnings per share as previously reported. The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

                                                 THIRTEEN                 TWENTY-SIX
                                                WEEKS ENDED               WEEKS ENDED
                                           ---------------------    ---------------------
                                            JULY 31,   AUGUST 2,     JULY 31,   AUGUST 2,
                                              2004       2003          2004       2003
                                           ---------   ---------    ---------   ---------
Net income (loss)                          $   1,392   $  (3,830)   $   6,635   $     329
                                           =========   =========    =========   =========

Weighted average common shares - basic        34,446      34,271       34,425      34,185
Dilutive effect of stock options
     and restricted stock                        340         466          425         464
                                           ---------   ---------    ---------   ---------
Weighted average common shares - diluted      34,786      34,737       34,850      34,649
                                           =========   =========    =========   =========

Due to the options' strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. In fiscal 2004, options to purchase 1,109,000 and 1,032,000 common shares were not included in the computation for the thirteen and twenty-six weeks ended July 31, 2004, respectively. In fiscal 2003, options to purchase 1,009,000 and 1,147,000 common shares were not included in the computation of net income per diluted share for both the thirteen and twenty-six weeks ended August 2, 2003, respectively.

4. DEPARTURE OF EXECUTIVE OFFICERS

On May 24, 2004, The Company's Executive Vice President and Chief Financial Officer and President and General Manager of Limited Too resigned effective June 23, 2004. The pre-tax costs related to separation under the employment agreements with both of the executives recognized in the thirteen-week period ended July 31, 2004 were $1.3 million, or $0.2 per diluted share. The Company does not anticipate any future costs associated with this separation.

5.  DISCONTINUED OPERATIONS

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of redirecting its resources to the development of a new concept focused on value-priced sportswear and accessories for `tween girls ages 7 to 14 years. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003. Four of the former mishmash locations have been converted to the Justice format and have since reopened. The remaining fourteen locations were returned to the landlord and a reserve for lease termination costs of $1.7 million has been established. In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has reclassified its Consolidated Statements of Operations to segregate, as discontinued operations, the revenues and expenses of its mishmash operations. The operating loss of mishmash of $4.5 million, net of an income tax benefit of $2.9 million, for the thirteen weeks ended August 2, 2003 is shown on the Loss on Discontinued Operations line of the Consolidated Statements of Operations. This loss is comprised of an after tax loss from operations of mishmash of $0.4 million and an after tax loss on mishmash store closings and impairment charges of $4.1 million. The operating loss of mishmash of $4.9 million, net of an income tax benefit of $3.1 million, for the twenty-six weeks ended August 2, 2003 is also shown on the Loss on Discontinued Operations line of the Consolidated Statements of Operations. This loss is comprised of an after tax loss from operations of mishmash of $0.8 million and an after tax loss on mishmash store closings and impairment charges of $4.1 million. The net operating loss of mishmash includes net sales of $3.1 million and $5.3 million for the thirteen and twenty-six weeks, respectively, ended August 2, 2003.

In fiscal 2003, the Company incurred store closing costs, which were recorded in accordance with the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In the second quarter of 2003, the Company incurred $1.8 million related to mishmash store closing activities. The Company does not expect to incur any additional material expenses in association with these store closing activities. All store closing liabilities are expected to be settled in fiscal 2004.

The following table provides a reconciliation of the store closing liability balance during the season, which is included in the Accrued Expenses line of the Consolidated Balance Sheets (in thousands):

                               BEGINNING                              ENDING
                                ACCRUAL                              ACCRUAL
                                BALANCE     CURRENT      COSTS       BALANCE
                              FEBRUARY 1,   PERIOD      PAID OR      JULY 31,
                                 2004       EXPENSE     SETTLED        2004
                              -----------   -------     -------      --------
Contract termination costs     $   1,192   $       -   $    (563)   $     629
                               ---------   ---------   ---------    ---------

     Store closing liability   $   1,192   $       -   $    (563)   $     629
                               =========   =========   =========    =========

6. INVENTORIES

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

7. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis, using service lives for store assets ranging principally from 5 to 10 years for leasehold improvements and 3 to 10 years for other property and equipment. Depreciation and amortization for fixed assets at the home office and distribution center are calculated using service lives of 40 years for buildings, 7 to 10 years for furniture and fixtures and 5 to 7 years for computers and other office equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Property and equipment at July 31, 2004 and January 31, 2004 consisted of (in thousands):

                                      JULY 31,     JANUARY 31,
                                        2004          2004
                                     ----------    ----------
Land                                 $    8,103    $    8,103
Buildings                                42,049        42,045
Furniture, fixtures and equipment       169,458       163,748
Leasehold improvements                   33,553        33,192
Construction-in-progress                  2,569         4,378
                                     ----------    ----------
     Total                              255,732       251,466

Less: accumulated depreciation and
     amortization                      (111,852)     (104,428)
                                     ----------    ----------

     Property and equipment, net     $  143,880    $  147,038
                                     ==========    ==========

8. RELATED PARTY TRANSACTIONS

During fiscal year 2002, the Company formed a 50% owned joint venture, Goldmark, which was accounted for under the equity method of accounting. On May 28, 2003, the Company announced it was ending its involvement in the joint venture. The Company continues to provide certain services on behalf of the joint venture, for which the Company is reimbursed.

9. CREDIT FACILITY

In August 1999, the Company entered into a five-year, $100 million collateralized credit facility ("Old Credit Facility"). The Old Credit Facility consisted of a $50 million five-year term loan and a $50 million, five-year annual revolving credit commitment. The Old Credit Facility's interest rates, which reflected matrix pricing, were based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. The term loan was interest only until the end of the third year at which time the amortization of the outstanding principal balance would have begun. The Old Credit Facility contained customary representations and warranties as well as certain affirmative, negative and financial covenants. In November 2001, the Company amended the Old Credit Facility. The amendment allowed for the investment of cash in short-term, AAA-rated municipal bonds, as well as less stringent limitations on 2001 capital expenditures and on indebtedness incurred in relation to lease agreements.

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

On April 29, 2003, the Company terminated the aforementioned Old Credit Facility and entered into a new unsecured three-year credit facility ("New Credit Facility") with a syndicate of banks. The New Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the New Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate or the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the New Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The New Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. On September 16, 2003, the New Credit Facility was amended, and the amendment became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. The Company had outstanding letters of credit under the New Credit Facility amounting to $23.6 million and $18.2 million as of July 31, 2004 and January 31, 2004, respectively. On July 22, 2004, the Company was notified that the syndicate of banks had approved the New Investment Policy approved by the Company's Board of Directors earlier this year. The New Investment Policy provides the Company with expanded options for investment instruments and maturity date. As of July 31, 2004, the Company is in compliance with all applicable terms of the amended New Credit Facility.

Interest income, net, consisted of the following (in thousands):

                         THIRTEEN WEEKS ENDED TWENTY-SIX WEEKS ENDED
                         -------------------- ----------------------
                          JULY 31,  AUGUST 2,   JULY 31,  AUGUST 2,
                            2004      2003        2004      2003
                         ---------  ---------   --------  ---------
Interest expense              228        146        498        266
Interest income              (429)      (211)      (912)      (455)
                          -------    -------    -------    -------

   Interest income, net      (201)       (65)      (414)      (189)
                          =======    =======    =======    =======

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," in January 2003. FIN No. 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as special purpose entities). Subsequent to issuing FIN No. 46, the FASB continued to propose modifications and issue FASB Staff Positions ("FSPs") that changed and clarified FIN No. 46. These modifications and FSPs were subsequently incorporated into FIN No. 46 (revised) ("FIN No. 46R"), which was issued in November 2003 and replaces FIN No. 46. Among other things, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to certain conditions, b) states the provisions of FIN No. 46R are not required to be applied if a company is unable to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity and e) clarifies and changes the definition and treatment of de facto agents. FIN No. 46R is effective for public companies that have interests in variable interest entities or potential variable interest entities created prior to February 1, 2003 for the first interim or annual period ending after December 15, 2003. Application of FIN No. 46R for all other types of entities created prior to February 1, 2003 is required for the first interim or annual period ending after March 15, 2004. The adoption of FIN No. 46R did not have a significant impact on the results of operations, cash flows or the financial position of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the "Company") as of July 31, 2004 and the related consolidated statements of operations for each of the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003 and the consolidated statement of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003. These interim financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
August 16, 2004

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

Net sales for the thirteen weeks ended July 31, 2004 were $139.8 million, an increase of 6% from $131.7 million for the comparable period of 2003. Gross income increased 10% to $43.9 million in 2004 from $39.8 million in 2003 and operating income increased 80% to $1.8 million in 2004 from $1.0 million in 2003. Net income for the quarter was $1.4 million in 2004 versus a net loss of $3.8 million in 2003. The 2003 loss includes a $4.5 million loss on mishmash operations. Total Company diluted earnings per share were $0.04 versus a loss per share of $0.11 in 2003. Earnings per share from continuing operations were $0.04 for the second quarter of 2004 versus $0.02 for the second quarter of 2003.

Net sales for the twenty-six weeks ended July 31, 2004 were $294.0 million, an increase of 9% from $269.7 million for the comparable period of 2003. Gross income increased 15% to $94.9 million in 2004 from $82.4 million in 2003 and operating income increased 25% to $10.0 million in 2004 from $8.0 million in 2003. Net income for the period was $6.6 million in 2004 up from $0.3 million in 2003, which included a loss on discontinued operations of $4.9 million, in 2003. Total Company diluted earnings per share increased to $0.19 versus $0.01 in 2003. Earnings per share from continuing operations were $0.19 for the first and second quarters of 2004 versus $0.15 for the first and second quarters of 2003.

The following table represents, for the periods indicated, the amounts shown in the Company's Consolidated Statements of Operations, expressed as a percentage of net sales:

                                             THIRTEEN            TWENTY-SIX WEEKS
                                            WEEKS ENDED                ENDED
                                         ------------------     ------------------
                                         JULY 31,  AUGUST 2,    JULY 31,  AUGUST 2,
                                           2004      2003         2004      2003
                                         --------  ---------    --------  ---------
Net sales                                  100.0%     100.0%      100.0%     100.0%
     Cost of goods sold, buying and
          occupancy costs                   68.6       69.8        67.7       69.4
                                         -------    -------     -------    -------
Gross income                                31.4       30.2        32.3       30.6
     General, administrative and store
          operating expenses                30.1       29.5        28.9       27.6
                                         -------    -------     -------    -------
Operating income                             1.3        0.7         3.4        3.0
     Interest income, net                    0.1        0.0         0.1        0.1
                                         -------    -------     -------    -------
Income from continuing operations
     before income taxes                     1.5        0.8         3.5        3.1
Provision for income taxes                   0.5        0.3         1.3        1.1
                                         -------    -------     -------    -------
Income from continuing operations            1.0        0.5         2.3        1.9
Loss on discontinued operations of
     mishmash, net of tax                    0.0       (3.4)        0.0       (1.8)
                                         -------    -------     -------    -------
Net income (loss)                            1.0%      (2.9)%       2.3%       0.1%
                                         =======    =======     =======    =======

FINANCIAL SUMMARY

Summarized financial data for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 is presented below:

                                                        Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                                  -------------------------------     -----------------------------
                                                  July 31,   August 2,    Percent     July 31,   August 2,   Percent
                                                    2004       2003        Change       2004       2003      Change
                                                  --------   ---------    -------     --------   ---------   -------
Net sales (millions)                              $ 139.8     $ 131.7           6%    $ 294.0     $ 269.7          9%

Limited Too:

Comparable store sales (1)                             -3%        -13%                     -1%        -16%
Sales per average square foot (2)                 $    58     $    60         -3%     $   123     $   125        -2%
Sales per average store (thousands) (3)           $   239     $   248         -4%     $   506     $   514        -2%
Average store size at quarter end (square feet)     4,126       4,121          0%       4,126       4,121         0%
Total square feet at quarter end (thousands)        2,311       2,213          4%       2,311       2,213         4%
Number of stores:
   Beginning of period                                554         515                     553         510
     Opened                                             6          22                       9          29
     Closed                                             0           0                      (2)         (2)
                                                  -------     -------                 -------     -------
   End of period                                      560         537                     560         537
                                                  =======     =======                 =======     =======

Stores remodeled                                        1           1                       6           3

Number of mishmash stores                               -          18                       -          18
Number of Justice stores                               30           -                      30           -

----------

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

NET SALES

Net sales for the second quarter of 2004 increased 6% to $139.8 from $131.7 million in 2003. The increase was primarily a result of the net addition of 23 Limited Too stores and 30 Justice stores. Offsetting the increase in store count was a 3% decrease in comparable store sales ("comps"). The negative comparable store sales for the second quarter were driven primarily by an earlier Easter holiday in 2004 that shifted the redemption of the Company's Too Bucks promotion almost entirely into the first quarter of 2004 rather than the second quarter, as in 2003. This earlier redemption resulted in a reduction of approximately two percentage points in comps for the second quarter of fiscal 2004.

Year-to-date net sales were $294.0 million, a 9% increase from $269.7 million in 2003, driven primarily by the increase in store count. Limited Too sales benefited from the increase in store count, but were offset by a 1% decrease in comparable store sales for the 2004 spring season. This 1% comp decrease represents a significant improvement over the 2003 spring season when comparable store sales decreased 16%.

For Limited Too, transactions per average store increased 3% in the second quarter of fiscal 2004 compared to the comparable period in 2003. However, Limited Too's average dollar sale was down 7%, which was comprised of a 3% decrease in units per transaction and a 4% decrease in average unit retail. Year to date, Limited Too's average dollar sale decreased in excess of 7%, which was comprised of a decrease in excess of 3% in units per transaction and a decrease in excess of 4% in average unit retail.

From a merchandising standpoint, the non-apparel portion of the business continued to post strong sales increases on an average store basis during the first and second quarters of 2004. The introduction of the "Fun Zone" area in the Fall of fiscal 2003, located in the front corner of our stores, was a major factor in the improvement of the non-apparel sales performance. For both the second fiscal quarter, as well as the spring season, the best performing apparel categories included girls' skirts and skorts, dresses and jackets. Underperforming apparel categories included active tops and bottoms and casual tops.

GROSS INCOME

Gross income, expressed as a percentage of net sales, was 31.4% for the second quarter of fiscal 2004, an increase of 120 basis points from a gross income rate of 30.2% for the comparable period of 2003. This rate increase was due to lower markdowns and lower buying and occupancy costs as a percent of net sales. Year to date 2004 gross income was 32.3% of net sales, a 170 basis point improvement over the comparable period in 2003. This increase was due to improved inventory controls, which lead to significantly lower markdown expenses in 2004 compared to 2003, and lower buying and occupancy costs as a percent of net sales.

Markdowns, as a rate to net sales, decreased 290 basis points in the second quarter of fiscal 2004 versus the comparable period in 2003, and decreased 260 basis points for the year to date 2004 versus the comparable period in 2003. The improvement in markdown expense on both a period to date and year to date basis was due to improved management of inventory levels, as well as a decision by the Company to reduce the level of promotional activity during the quarter and season.

Buying and occupancy costs declined 30 basis points as a percent of net sales in the second quarter of fiscal 2004 compared to the second quarter of 2003, primarily due to reduced catalog production costs, net of partner revenue. The decrease in catalog costs was caused by the reduction of catalog circulation during the second quarter versus last year. Year to date 2004 buying and occupancy costs declined 90 basis points as a percent of net sales. This decrease was driven by the reduction of catalog expenses, net of partner revenue, offset partially by an increase in the buying payroll due to an incentive compensation expense in 2004 not incurred in 2003.

The Limited Too initial mark up ("IMU") rate for second quarter 2004 decreased slightly from the comparable period of 2003 due to the change in the mix of business to more non-apparel and accessory items, which tend to have lower IMU. However, this decrease was more than offset by the increase in total sales. Year to date 2004 IMU for Limited Too also decreased from the comparable period of 2003 due to the same factors that drove the second quarter decrease.

The Company's gross income may not be comparable to that of other retailers since all significant costs related to the Company's distribution network, excluding freight costs, are included in general, administrative and store operating expenses (see "General, Administrative and Store Operating Expenses" section below).

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expenses, expressed as a percentage of net sales, were 30.1% for the second quarter of fiscal 2004, an increase of 60 basis points from a rate of 29.5% for the comparable period of 2003. The increase in rate was attributable to higher home office expense, slightly higher store expenses and the severance costs associated with the departure of two executive officers. Year to date general, administrative and store operating expenses, expressed as a percentage of net sales, were 28.9% for the second quarter of fiscal 2004, an increase of 130 basis points from a rate of 27.6% for the comparable period of 2003. Increased home office and store expenses, severance costs associated with the departure of two executive officers, and the favorable settlement of a brand protection litigation lawsuit in 2003, which decreased 2003 operating expenses, drove this increase over 2003.

During the second fiscal quarter of 2004 two of the Company's executive officers resigned. There was a one-time before-tax charge of $1.3 million associated with this departure, which increased the administrative expenses of the Company from the comparable period in 2003. The Company does not anticipate any future costs associated with this departure.

Store expenses increased 40 basis points as a rate to net sales in the second quarter of fiscal 2004 versus the second quarter of 2003. The change was due to increased store payroll and other store costs associated with the net addition of 23 Limited Too stores and 30 Justice stores. On a year to date basis, store expenses increased 20 basis points as a percent of net sales over the first half of 2003.

Home office expenses increased 30 and 70 basis points as a rate to net sales in the thirteen and twenty-six weeks ended July 31, 2004, respectively, over the comparable periods in 2003. The change was due primarily to an accrual for incentive compensation made during the first and second quarters of fiscal 2004, while no such accrual was made during the first half of fiscal 2003 because of the Company's disappointing results, as well as increased recruiting and relocation expenses compared to 2003.

Costs related to the distribution center, excluding freight costs, included in general, administrative and store operating expenses were $1.9 million and $2.0 million for the second quarters of fiscal 2004 and 2003, respectively and $3.7 million and $4.1 million for the spring seasons of 2004 and 2003, respectively.

OPERATING INCOME

Operating income, expressed as a percentage of net sales, was 1.3% in the second quarter of fiscal 2004, an increase of 60 basis points from 0.7% in the second quarter of 2003. The rate increase was a result of a 120 basis point increase in gross income, which was partially offset by a 60 basis point increase in general, administrative and store operating expenses. Year to date, 2004 operating income as a percent of sales was 3.4%, an increase of 40 basis points over the comparable period in 2003. This was a result of a 170 basis point increase in gross income offset partially by a 130 basis point increase in general, administrative and store operating expenses.

INTEREST INCOME, NET

Interest income, net, amounted to $0.2 million for the second quarter of fiscal 2004 versus $0.1 million in the second quarter of 2003. Interest income is earned on investments in money market securities and short-term, AAA-rated and insured municipal bonds. Interest income amounted to $0.4 million and $0.2 million for the second quarters of fiscal 2004 and 2003, respectively. Interest expense represents credit facility and letters of credit fees, as well as net interest expense related to the Company's nonqualified benefit plans. Interest expense amounted to $0.2 million and $0.1 million for the second quarters of fiscal 2004 and 2003, respectively.

For the twenty-six weeks ended July 31, 2004, interest income, net, amounted to $0.4 million versus $0.2 million for the twenty-six weeks ended August 2, 2003. Interest income amounted to $0.9 million and $0.5 million, and interest expense amounted to $0.5 million and $0.3 million for the first two quarters of fiscal 2004, and 2003, respectively.

PROVISION FOR INCOME TAXES

The provision for income taxes from continuing operations increased to $0.6 million in the second quarter of fiscal 2004 from $0.4 million for the second quarter of 2003. The income tax provision rate decreased 690 basis points to 31.6% in the second quarter of fiscal 2004 from 38.5% in the second quarter of 2003. The rate decrease is attributable to the tax benefit derived from higher municipal interest income as a percentage of pre-tax income in the second quarter of 2004 versus 2003.

The provision for income taxes from continuing operations increased to $3.7 million for the year-to-date period ended July 31, 2004 from $3.0 million in the comparable period of 2003. The income tax provision rate decreased 30 basis points to 36.1% in the year-to-date period ended July 31, 2004 from 36.4% in the comparable period ended August 2, 2003.

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

No expense for discontinued operations was recognized in the first or second quarters of fiscal 2004. For the second quarter of fiscal 2003, the loss on discontinued operations of mishmash amounted to $4.5 million, net of tax. Year to date for the second quarter of 2003 the loss on discontinued operations of mishmash amounted to $4.9 million, net of tax.

FINANCIAL CONDITION

Our balance sheet remains strong due to positive cash flows from operations. We were able to finance all capital expenditures with working capital generated from operations and ended the quarter with $129.3 million in cash and equivalents, of which $26.8 million was restricted by our Credit Facility and insurance trust deposits. A more detailed discussion of liquidity, capital resources and capital requirements follows.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities is the primary resource to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of our working capital position and capitalization follows (in thousands):

                                                    JULY 31,    JANUARY 31,
                                                      2004         2004
                                                    --------    -----------
Working capital, excluding restricted cash of
     $26.8 and $20.8 million at July 31, 2004 and
     January 31, 2004, respectively                 $112,339     $106,611
                                                    ========     ========

Capitalization:
     Shareholders' equity                           $289,875     $281,753
                                                    ========     ========

Additional amounts available under the revolving
     portion of the Credit Facility                 $ 76,427     $ 81,822

Net cash provided by operating activities amounted to $0.8 million for the first and second quarters of fiscal 2004, while cash used for operating activities totaled $6.5 million for the comparable period of 2003. The increase over the second quarter of last year was due to the change in accounts payable and accrued expenses, income taxes, and other assets, which was offset by the change in inventories.

The change in accounts payable and accrued expenses was driven primarily by the timing of inventory received during the second quarter in preparation of the back-to-school season at the stores, as well as the increase in the incentive compensation accrual in fiscal 2004, which was not accrued for in 2003 due to the Company's financial performance during that period.

The amount of cash used for income taxes decreased in the first and second quarters of 2004 versus the comparable period in 2003. The reduction is due to the collection of an income tax receivable related to the Company's fiscal 2002 income tax filings.

The cash used to purchase inventories increased in the first and second quarters of 2004 versus the comparable period in 2003, caused by higher inventory levels on hand at the end of Q2 2004 compared to Q2 2003, as well as lower beginning inventory levels at the beginning of 2004 compared to the beginning of 2003.

The change in other assets in the first and second quarter of 2004 is primarily due to store supply purchases made in 2003.

Net cash used for investing activities amounted to $17.4 million and $33.5 million for the first and second quarters of 2004 and 2003, respectively. The change is due to slightly higher capital expenditures in 2004 compared to 2003, as well as the Company's restricted cash requirement as outlined in the credit facility.

Net cash provided by financing activities amounted to $4.0 million and $0.9 million for the first and second quarters of 2004 and 2003, respectively. Financing activities represent proceeds from employee stock option exercises, as well as the increase in cash overdraft.

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

On April 29, 2003, the Company terminated the aforementioned Old Credit Facility and entered into a new unsecured three-year credit facility ("New Credit Facility" or "Credit Facility") with a syndicate of banks. The New Credit Facility consists of a $100 million unsecured revolving loan commitment. Interest expense on borrowings under the New Credit Facility is based on, at the borrower's option, either (1) the higher of the Prime rate or the federal funds effective rate plus 1/2 of 1% or (2) matrix pricing applied to the London Interbank Offered Rate. Under the terms of the New Credit Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The New Credit Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default. On September 16, 2003, the New Credit Facility was amended, and the amendment became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. The Company had outstanding letters of credit under the New Credit Facility amounting to $23.6 million and $18.2 million as of July 31, 2004 and January 31, 2004, respectively. On July 22, 2004, the Company was notified that the syndicate of banks had approved the New Investment Policy approved by the Company's Board of Directors earlier this year. The New Investment Policy provides the Company with expanded options for investment instruments and maturity date. As of July 31, 2004, the Company is in compliance with all applicable terms of the amended New Credit Facility.

CAPITAL EXPENDITURES

Capital expenditures, primarily for new and remodeled stores, totaled $11.0 million for the twenty-six weeks ended July 31, 2004 compared to $9.8 million for the comparable period in 2003. We anticipate spending between $20 million and $22 million in fiscal 2004, primarily for new Limited Too and Justice stores, remodeling or expansion of existing Limited Too stores and related fixtures and equipment. We intend to add 210,000 to 220,000 square feet in 2004, which will represent a 9% to 10% increase over year-end 2003. We anticipate that the increase will result from opening approximately 20 to 25 new Limited Too stores and expanding about half of the approximately 20 stores identified for remodeling. Additionally, we plan to open approximately 30 to 35 Justice stores during fiscal 2004. We expect that cash from operations will fund substantially all capital expenditures in fiscal 2004.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Forward-looking statements are indicated by words such as "anticipate," "estimate," "expect," "intend," "risk," "could," "may," "will," "pro forma," "likely," "possible," "potential," and similar words and phrases and the negative forms and variations of these words and phrases, and include, but may not be limited to, statements in this Form 10-Q relating to anticipated capital expenditures in 2004 for new stores and the remodeling or expansion of existing stores and the related funding thereof. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results and could cause future performance and financial results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; currency and exchange risks; changes in existing or potential trade restrictions, duties, tariffs or quotas; changes in political or financial stability; changes in postal rates and charges and paper and printing costs; availability of suitable store locations at appropriate terms; ability to develop new merchandise; ability to hire and train associates; and/or other risk factors that may be described in the Safe Harbor Statement and Business Risks section of the Company's Form 10-K, filed April 29, 2002, as well as other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties in the forward-looking statements included herein, the inclusion of such information should not be regarded a representation by the Company, or any other person, that the objectives of the Company will be achieved. The forward-looking statements made herein are based on information presently available to the management of the Company. The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At July 31, 2004, no borrowings were outstanding under the Credit Facility. Additionally, we are exposed to market risk related to interest rate risk on the investment of cash in securities with original maturities of three months or less. These investments are considered cash equivalents and are shown as such on the Consolidated Balance Sheets. If there are changes in interest rates, those changes would affect the interest income we earn on those investments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 13, 2004, the Company held its Annual Meeting of Stockholders.

(b) See paragraph (c) below.

(c) At the Annual Meeting, the Company's stockholders elected two Class B Directors to the Board of Directors by the following vote:

DIRECTOR NOMINEES              SHARES VOTED FOR              SHARES WITHHELD
-----------------              ----------------              ---------------
David A. Krinsky                     30,087,429                      303,754
Kenneth J. Strottman                 29,086,326                    1,304,857

The term of office of the Company's Directors, Michael W. Rayden, Elizabeth M. Eveillard, Nancy J. Kramer, Phillip E. Mallott, and Fredric M. Roberts, continued after the Annual Meeting.

At the Annual Meeting, the Company's stockholders also were asked to re-approve the material terms of the Incentive Compensation Performance Plan. Of the 30,391,183 shares present in person of represented by proxy at the meeting, 27,361,862 shares were voted for the plan, 2,804,201 shares were voted against the plan, and 225,120 shares abstained from voting with respect to the plan.

(d) Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.21 Employment Agreement, dated as of September 15, 2003, between the Company and Sally A. Boyer (filed to make a correction to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 7, 2004).

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

            31.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Periodic Report by the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Periodic Report by the Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            On May 12, 2004, Too, Inc. filed a Current Report on Form 8-K dated May 12, 2004, reporting pursuant to "Item 12. Results of Operations and Financial Condition," that Too, Inc. had issued a press release announcing its financial results for the first quarter ended May 1, 2004, and certain expectations for the second quarter ended July 31, 2004.

            On May 14, 2004, Too Inc. filed an Amendment to the Current Report on Form 8-K, dated May 12, 2004. This 8-K/A amended the Current Report on Form 8-K originally dated May 12, 2004, to include Item
            12. Results of Operations and Financial Condition, which was inadvertently omitted from the original EDGAR submission. No changes were made to Exhibit 99 included therein.

            On May 24, 2004, Too Inc. filed a Current Report on Form 8-K dated May 24, 2004, reporting pursuant to "Item 5. Other Events and Regulation FD Disclosure," that Too, Inc. issued a press release announcing the resignations of two of the Company's executive officers.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TOO, INC.
                                             (Registrant)

                                             By /s/ William E. May
                                                -------------------------------
                                             William E. May
                                             Executive Vice President and Chief
                                             Operating Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

 Date:  September 8, 2004