Form 10-Q
period 2004-10-30
TOO, INC.
filed 2004-12-08
CIK 1085482

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-14987

(Exact name of registrant as specified in its charter)

Delaware	31-1333930
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8323 Walton Parkway, New Albany, OH	43054
(Address of principal executive offices)	(Zip Code)

(614) 775-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 6, 2004
$.01 Par Value	34,691,751 Shares

TOO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$174,854	$146,020	$468,826	$415,695
Cost of goods sold, including buying and occupancy costs	109,255	97,694	308,287	284,934

Gross income	65,599	48,326	160,539	130,761
General, administrative and store operating expenses	47,669	39,797	132,645	114,187

Operating income	17,930	8,529	27,894	16,574
Interest income (expense), net	271	(125)	684	64

Income from continuing operations before income taxes	18,201	8,404	28,578	16,638
Provision for income taxes	6,820	3,200	10,562	6,200

Income from continuing operations	11,381	5,204	18,016	10,438
Loss on discontinued operations of mishmash, net of tax	—	(683)	—	(5,588)

Net income	$11,381	$4,521	$18,016	$4,850

Net income (loss) per share - basic:

Continuing operations	$0.33	$0.15	$0.52	$0.30
Discontinued operations	—	(0.02)	—	(0.16)

Net income per basic share	$0.33	$0.13	$0.52	$0.14

Net income (loss) per share - diluted:

Continuing operations	$0.33	$0.15	$0.52	$0.30
Discontinued operations	—	(0.02)	—	(0.16)

Net income per diluted share	$0.33	$0.13	$0.52	$0.14

Weighted average common shares:

Basic	34,531	34,322	34,460	34,229

Diluted	34,927	34,668	34,817	34,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOO, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share amounts)

	October 30, 2004	January 31, 2004
ASSETS
Current Assets:
Cash and equivalents	$122,730	$114,990
Restricted cash	950	20,846
Investments	13,208	—
Receivables	6,356	6,802
Income taxes receivable	368	5,542
Inventories	82,461	58,299
Store supplies	13,373	13,285
Other	9,174	2,542

Total current assets	248,620	222,306

Property and equipment, net	143,638	147,038
Long-term investments	10,003	—
Deferred income taxes	2,070	6,780
Other assets	14,619	14,434

Total assets	$418,950	$390,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,517	$35,660
Accrued expenses	52,751	41,725
Income taxes payable	9,918	17,464

Total current liabilities	101,186	94,849

Other long-term liabilities	14,234	13,956

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, 50 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 34.6 million and 34.4 million issued and outstanding at October 30, 2004 and January 31, 2004, respectively	346	344
Treasury stock, at cost, 29,709 shares	(998)	(998)
Paid in capital	123,719	119,960
Retained earnings	180,463	162,447

Total shareholders’ equity	303,530	281,753

Total liabilities and shareholders’ equity	$418,950	$390,558

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
Cash flows from operating activities:

Net income	$18,016	$4,850

Impact of other operating activities on cash flows:

Depreciation and amortization	15,873	14,506
Loss on impairment of assets	—	5,579

Changes in assets and liabilities:
Inventories	(24,162)	(14,021)
Accounts payable and accrued expenses	18,609	8,875
Income taxes	2,400	(300)
Other assets	(5,914)	(12,032)
Other liabilities	278	2,634

Net cash provided by operating activities	25,100	10,091

Investing activities:

Capital expenditures	(15,879)	(19,085)
Funding of nonqualified benefit plans	(443)	(15)
Purchase of investments	(23,211)	—
Restricted cash	19,896	(17,042)

Net cash used for investing activities	(19,637)	(36,142)

Financing activities:

Stock options and other equity changes	3,178	300
Change in cash overdraft	(901)	7,159

Net cash provided by financing activities	2,277	7,459

Net increase (decrease) in cash and equivalents	7,740	(18,592)

Cash and equivalents, beginning of period	114,990	101,300

Cash and equivalents, end of period	$122,730	$82,708

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Financial Statement Presentation

Too, Inc. (referred to herein as “Too” or “the Company”) is the operator of two specialty retailing concepts, Limited Too and Justice. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Justice, launched by the Company in late January 2004, sells value-priced sportswear and accessories for girls ages seven to fourteen years.

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of redirecting its resources to the Justice concept. See Note 6 for further information regarding the Company’s discontinued operations. Also on that date, the Company announced it was ending its involvement in the Goldmark joint venture. See Note 9 for further information.

The accompanying unaudited interim Consolidated Financial Statements as of October 30, 2004 and for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003, are presented to comply with the rules and regulations of the Securities and Exchange Commission. Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s 2003 Form 10-K. In the opinion of management, the accompanying interim Consolidated Financial Statements reflect all adjustments (which are of a normal, recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The Consolidated Financial Statements as of October 30, 2004, and for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 included herein have been reviewed by the independent registered public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to the Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the Consolidated Financial Statements because that report is not a “report” within the meaning of Sections 7 and 11 of that Act.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2. Significant Accounting Policies – Changes to Financial Statement Captions

During the third quarter 2004 the Company implemented a new investment policy that allowed the purchase of investments with maturities greater than ninety days. This new investment policy necessitated two new account categories on the Company’s Consolidated Balance Sheet and one new category on the Company’s Consolidated Statements of Cash Flows. Investments, classified as a current asset, is used for investments in debt securities with maturities greater than 90 days, but less than 1 year from the balance sheet date. Long-term investments, shown in non-current assets, is used for investments in debt securities with maturities greater than 1 year from the balance sheet date. It is the Company’s intention to hold these investments until maturity. The new classification on the Company’s Consolidated Statements of Cash Flows is in the investing activities section and is titled Purchase of investments. This represents the cash used for or generated by the purchase or sale of investment instruments with maturities greater than 90 days.

3. Marketable Securities

All investments with original maturities of greater than ninety days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At October 30, 2004, the Company held investments in marketable securities that were classified as held-to-maturity based on the Company’s intent and ability to hold the securities to maturity. The Company determines the appropriate classification at the time of purchase. Securities classified as held-to-maturity are accounted for at amortized cost with any premium or discount amortized over the holding period. All such securities held by the Company at October 30, 2004 were municipal debt securities issued by states of the United States or political subdivisions of the states. The table below details the marketable securities held by the Company at October 30, 2004.

	Maturity
($ in thousands)	< 1 Year	1 to 5 Years
Aggregate Fair Value	13,172	9,957
Gross unrecognized holding gains	0	0
Gross unrecognized holding losses	(36)	(46)
Net carrying amount	13,208	10,003

4. Stock Based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense for stock options has been recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company does recognize compensation expense related to restricted stock awards.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation (in millions, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income as reported	$11.4	$4.5	$18.0	$4.9
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	0.2	0.2	0.7	0.5
Stock-based compensation expense determined under fair value based method, net of tax	(1.1)	(1.0)	(3.4)	(2.9)

Pro forma net income	10.5	3.7	15.3	2.5

Earnings per share:
Basic - as reported	$0.33	$0.13	$0.52	$0.14

Basic - pro forma	$0.30	$0.11	$0.44	$0.07

Diluted - as reported	$0.33	$0.13	$0.52	$0.14

Diluted - pro forma	$0.30	$0.11	$0.44	$0.07

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Expected life	5.0	5.0	5.0	5.0
Forfeiture rate	20%	20%	20%	20%
Dividend rate	—	—	—	—
Price volatility	49%	48%	50%	52%
Risk-free interest rate	3.4%	3.2%	3.5%	2.9%

The weighted average fair value of options granted during the thirteen and thirty-nine weeks ended October 30, 2004 was $10.17 and $7.89, respectively. The weighted average fair value of options granted during the thirteen and thirty-nine weeks ended November 1, 2003 was $7.56 and $7.36, respectively.

5. Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method, except when the effect would be anti-dilutive. The Company has reclassified the loss from operations of mishmash to discontinued operations for the thirteen and thirty-nine weeks ended November 1, 2003. Accordingly, the income or loss per share has been presented for continuing and discontinued operations. The adjustment had no effect on earnings per share as previously reported. The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income	$11,381	$4,521	$18,016	$4,850

Weighted average common shares - basic	34,531	34,322	34,460	34,229
Dilutive effect of stock options and restricted stock	396	346	357	348

Weighted average common shares - diluted	34,927	34,668	34,817	34,577

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. In fiscal 2004, options to purchase 1,199,000 and 1,195,000 common shares were not included in the computation for the thirteen and thirty-nine weeks ended October 30, 2004, respectively. In fiscal 2003, options to purchase 1,660,000 and 1,663,000 common shares were not included in the computation of net income per diluted share for the thirteen and thirty-nine weeks ended November 1, 2003, respectively.

6. Discontinued Operations

On May 28, 2003, the Company announced the discontinuation of its mishmash retail concept in favor of redirecting its resources to the development of a new concept focused on value-priced sportswear and accessories for ‘tween girls ages 7 to 14 years. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003. Four of the former mishmash locations were converted to the Justice format and have since reopened. The remaining fourteen locations were returned to the landlord and a reserve for lease termination costs of $1.7 million was established. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reclassified its Consolidated Statements of Operations to segregate, as discontinued operations, the revenues and expenses of its mishmash operations. The operating loss of mishmash of $0.7 million, net of an income tax benefit of $0.4 million, for the thirteen weeks ended November 1, 2003 is shown on the Loss on Discontinued Operations line of the Consolidated Statements of Operations. The operating loss of mishmash of $5.6 million, net of an income tax benefit of $3.5 million, for the thirty-nine weeks ended November 1, 2003 is also shown on the Loss on Discontinued Operations line of the Consolidated Statements of Operations. This loss is comprised of an after tax loss from operations of mishmash of $1.5 million and an after tax loss on mishmash store closings and impairment charges of $4.1 million. The net operating loss of mishmash includes net sales of $2.8 million and $8.1 million for the thirteen and thirty-nine weeks, respectively, ended November 1, 2003.

In fiscal 2003, the Company incurred store closing costs, which were recorded in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In the second quarter of 2003, the Company incurred $1.8 million related to mishmash store closing activities. The Company does not expect to incur any additional material expenses in association with these store closing activities.

The following table provides a reconciliation of the store closing liability balance during the thirty-nine weeks ended October 30, 2004, which is included in the Accrued Expenses line of the Consolidated Balance Sheets (in thousands):

	Beginning Accrual Balance February 1, 2004	Current Period Expense	Costs Paid or Settled	Ending Accrual Balance October 30, 2004
Contract termination costs	$1,192	$—	$(949)	$243

Store closing liability	$1,192	$—	$(949)	$243

7. Inventories

The fiscal year of the Company is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season. Inventory on October 30, 2004 included a mid-season markdown adjustment of $2.9 million, compared to a $2.3 million mid-season markdown adjustment on November 1, 2003.

8. Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis, using service lives for store assets ranging principally from 5 to 10 years for leasehold improvements and 3 to 10 years for other property and equipment. Depreciation and amortization for fixed assets at the home office and distribution center are calculated using service lives of 40 years for buildings, 7 to 10 years for furniture and fixtures and 5 to 7 years for computers and other office equipment. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Property and equipment at October 30, 2004 and January 31, 2004 consisted of (in thousands):

	October 30, 2004	January 31, 2004
Land	$8,103	$8,103
Buildings	42,049	42,045
Furniture, fixtures and equipment	173,814	163,748
Leasehold Improvements	30,470	33,192
Construction-in-progress	6,202	4,378

Total	260,638	251,466

Less: accumulated depreciation and amortization	(117,000)	(104,428)

Property and Equipment, net	$143,638	$147,038

9. Related Party Transactions

During fiscal year 2002, the Company formed a 50% owned joint venture, Goldmark, which was accounted for under the equity method of accounting. On May 28, 2003, the Company announced it was ending its involvement in the joint venture. The Company continues to provide certain services on behalf of the joint venture, for which the Company is reimbursed.

10. Credit Facility

On April 29, 2003, the Company entered into a credit facility (the “Facility”) with a syndicate of banks. The Facility consists of a $100 million unsecured revolving loan commitment. The Facility’s interest rates and fees reflect matrix pricing. At the option of the Company, interest rates are based on the London Interbank Offered Rate or Prime plus a spread as defined in the agreement. Under the terms of the Facility, the Company is required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The Facility limits the Company from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default.

On September 16, 2003, the Facility was amended, and became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants the Company agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage.

On October 29, 2004, two provisions amended the Facility. The amendment affected two terms of the Credit Facility. First, in exchange for maintaining certain financial covenants, the pledge of an investment account has been eliminated. In the event of a default, The Company now has the option of providing an investment account equal to 110% of any outstanding letters of credit and any revolving commitment usage in lieu of the springing lien against certain assets. The second provision amended was the limitations on dividends and restricted payments, which can include stock repurchases. The limits are eliminated as long as the company maintains an agreed upon cash balance. In the event the actual cash balance for a previous 90-day period falls below $75 million, dividends and restricted payments will be limited to 50% of prior year net earnings. Outstanding letters of credit, which reduce the available borrowings under the new Credit Agreement, were $23.0 million and $18.2 million as of October 30, 2004 and January 31, 2004 respectively. As of October 30, 2004, the Company is in compliance with all applicable terms of the amended Facility.

11. Adoption of Accounting Pronouncements

There have been no pronouncements issued during third quarter 2004 that would have a material impact on our financial position or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Too, Inc.:

We have reviewed the accompanying consolidated balance sheet of Too, Inc. and its subsidiaries (the “Company”) as of October 30, 2004 and the related consolidated statements of operations for each of the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003 and the consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2004 and November 1, 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of January 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of January 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

November 29, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Analysis of Continuing Operations

We were very pleased with the results from the third quarter 2004, which included a very solid back to school season, with Limited Too comparable store sales increasing 11% over third quarter 2003. Additionally, we were able to significantly reduce both the promotional and redline markdowns as a percent of total sales when compared to third quarter 2003. We accomplished this through a combination of creating fashionable merchandise that was relevant and appropriate for our core customer, the ‘tween girl, enhancing the entire shopping experience at Limited Too, and sound inventory management. Ultimately, this allowed us to realize $11.4 million of income from continuing operations compared to $5.2 million of income from continuing operations in third quarter 2003. Earnings per share more than doubled, increasing from $0.15 for third quarter 2003 to $0.33 for third quarter 2004.

Total revenues for third quarter 2004 increased 20% to $174.9 million, up from $146.0 million for the comparable period in 2003. On a year to date basis, total revenues increased 13% to $468.8 million compared to $415.7 million for the same period in 2003. The growth in revenue is attributable to a combination of same-store sales growth and the addition of new Limited Too and Justice stores. For both the third quarter and the first nine months of 2004, a decrease in the average dollar sales was more than offset by increases in the number of transactions leading to the overall sales increases detailed above.

From a merchandising standpoint, the non-apparel portion of the business continued to post strong sales increases on an average store basis during the third quarter of 2004. The introduction of the “Fun Zone” area in Fall 2003, which placed lifestyle and accessory items together, continues to be a major factor in the improvement of the non-apparel sales performance. For both the third quarter and year to date 2004, the best performing apparel categories included girls’ skirts and skorts, dresses and sweaters. Under-performing apparel categories included active tops and bottoms. Also disappointing was the performance of the third party branded apparel and accessories, a merchandising test that will be phased out. These brands were difficult to integrate into our supply chain, and management feels the capital used to purchase the branded merchandise, as well as the floor space allocated to it, could be better utilized for higher-margin Limited Too merchandise.

The table below shows line items as a percentage of net sales. We have seen improvement in a number of components when expressed as a percent of net sales due primarily to higher gross income driven by improved product, merchandising strategies, and decreased markdown expense.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	62.5%	66.9%	65.8%	68.5%

Gross income	37.5%	33.1%	34.2%	31.5%
General, administrative and store operating expenses	27.3%	27.3%	28.3%	27.5%

Operating income	10.3%	5.8%	5.9%	4.0%
Interest income (expense), net	0.2%	(0.1)%	0.1%	0.0%

Income from continuing operations before income taxes	10.4%	5.8%	6.1%	4.0%
Provision for income taxes	3.9%	2.2%	2.3%	1.5%

Income from continuing operations	6.5%	3.6%	3.8%	2.5%
Loss on discontinued operations of mishmash, net of tax	0.0%	(0.5)%	0.0%	(1.3)%

Net income	6.5%	3.1%	3.8%	1.2%

Operational Summary

Summarized operational data for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 is presented below:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	Percent Change	October 30, 2004	November 1, 2003	Percent Change
Net sales (millions) (1)	$174.9	$146.0	20%	$468.8	$415.7	13%

Limited Too:

Comparable store sales (2)	11%	-17%		3%	-16%
Sales per average gross square foot (3)	$72	$65	11%	$195	$190	3%
Sales per average store (thousands) (4)	$297	$267	11%	$803	$781	3%
Average store size at quarter end (gross square feet)	4,125	4,120	0%	4,125	4,120	0%
Total gross square feet at quarter end (thousands)	2,339	2,266	3%	2,339	2,266	3%
Number of stores:
Beginning of period	560	537		553	510
Opened	8	13		17	42
Closed	(1)	—		(3)	(2)

End of period	567	550		567	550

Stores remodeled	1	—		11	3

Number of Justice stores	33	—		33	—

(1)	Does not include sales from the discontinued mishmash operation.
(2)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(3)	Sales per average gross square foot is the result of dividing net sales for the fiscal quarter by average gross square feet, which reflects the impact of opening and closing stores throughout the quarter.
(4)	Sales per average store is the result of dividing net sales for the fiscal quarter by average store count, which reflects the impact of opening and closing stores throughout the quarter.

Gross Income

Gross income for the third quarter 2004 improved 440 basis points, as a percentage of net sales, over the third quarter 2003. This was due primarily to leveraged buying and occupancy costs and decreased markdowns. Our buying and occupancy costs increased $3.3 million, approximately 8.7%, in the third quarter of 2004 while our sales increased 20%, resulting in a 240 basis point improvement. Due to tight inventory controls, our quarterly markdown expense decreased 190 basis points from the same period in 2003. The remaining improvement over the third quarter 2003 was due to other favorable margin items, offset by a decrease in initial mark-up (IMU), due to a shift in the merchandise mix from apparel to non-apparel and the addition of the Justice concept, which has lower IMU.

Gross income on a year to date basis for 2004 has improved 270 basis points as a percent of net sales when compared to the same period in 2003. Reduced markdown and cancellation expenses account for 240 basis points of the improvement. Although buying and occupancy expenses were up 6.7% over year-to-date 2003, we improved 150 basis points in buying and occupancy costs due to a 13% sales increase. The improvement in buying and occupancy was partially offset by a 120 basis point decrease in other margin items and initial mark up.

Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, excluding freight costs, are included in general, administrative and store operating expenses (see “General, Administrative and Store Operating Expenses” section below).

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses, as a percentage of net sales, were flat at 27.3% for the third quarter of fiscal 2004 and 2003. Although our third quarter 2004 store operating expenses and distribution costs were up approximately $3.7 million over third quarter 2003, we leveraged those expenses so that as percentage of net sales they improved 130 basis points over the third quarter 2003 while servicing more total stores than 2003 with higher average sales per Limited Too store. The leveraging of our store and distribution costs was offset entirely by the $2.3 million increase in marketing expenses related to the back to school television ad campaign and the $1.8 million increase in home office costs over the third quarter of 2003, which was driven primarily by incentive compensation earned in 2004, but not in 2003.

The 80 basis point increase in the year-to-date general and administrative rate was driven by an increase in marketing expenses due largely to the fall television ad campaign, severance costs associated with the departure of two executive officers in 2004, and a favorable brand litigation settlement which offset expenses in 2003.

Other Performance Factors

On July 22, 2004 our new investment policy, approved by our Board of Directors earlier this year, received creditor bank approval. The new investment policy provides us with expanded options for investment instruments and maturity dates. We were able to see immediate improvement in our investment return and expect to see continued improvement in our rate of return in future periods.

The table below details the net interest income (expense), in thousands, for the periods listed.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Interest income	$546	$520	$1,458	$976
Interest expense	$(275)	$(645)	$(774)	$(912)

Interest income (expense), net	$271	$(125)	$684	$64

The estimated annual income tax rate for 2004 is 37.7%, up 40 basis points from 37.3% in 2003. The increase in the tax rate was due primarily to our tax-free municipal bond interest being a lower percentage of pre-tax income in 2004 versus 2003.

Discontinued Operations

On May 28, 2003, we announced that we were ending the rollout of the mishmash retail concept in favor of redirecting our resources to the development of a new concept, Justice, focused on value-priced sportswear and accessories for ‘tween girls, ages 7 to 14 years. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003.

No expense for discontinued operations was recognized in the first three quarters of fiscal 2004. For the third quarter of fiscal 2003, the loss on discontinued operations of mishmash amounted to $0.7 million, net of tax. The loss on discontinued operations of mishmash was $5.6 million, net of tax, for the first three quarters of 2003.

Financial Condition

Liquidity and Capital Resources

Our balance sheet remains strong due primarily to the positive cash flows from operations. We were able to finance all capital expenditures with working capital generated from operations and ended the quarter with $122.7 million in cash and equivalents, up 48% from third quarter 2003. In assessing the financial position of the business, management considers factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health. Cash generated from operations remains the primary resource to fund projected business growth, seasonal working capital requirements, and capital expenditures. A summary of our working capital position and capitalization follows (in thousands):

	October 30, 2004	January 31, 2004
Working capital, excluding restricted cash of $1.0 and $20.8 million at October 30, 2004 and January 31, 2004, respectively	$146,484	$106,611

Capitalization:
Shareholders’ equity	$303,530	$281,753

Additional amounts available under the revolving portion of the Credit Facility	$76,992	$81,822

Net cash provided by operating activities amounted to $25.1 million for the year-to-date period ended October 30, 2004, compared to $10.1 million for the same period of 2003. This was primarily driven by a $13.2 million increase in net income over the first three quarters of 2003. The purchase of inventories was a larger use of cash in 2004 than in 2003 as third quarter 2004 inventories were up over third quarter 2003 by $13 million or 19%. This increase was due to new store growth, including 33 new Justice stores that opened during the first nine months of 2004, and expanded internal sourcing activities, which ultimately reduce the cash expended, but require us to take ownership of the inventory earlier in the supply chain. When those factors are considered, store inventory on a per square-foot basis was down 2% from 2003.

Receivables decreased 56% from third quarter 2003 due primarily to the receipt of a $5.0 million dollar income tax refund collected from the Internal Revenue Service and a $3.6 million decrease in third-party receivables associated with sales of slower moving merchandise to large-scale discount retailers. Management anticipates collecting all of the outstanding receivables.

During third quarter 2004 we amended our credit facility, which had a material impact on our liquidity. By the terms of the new amendment, we are no longer required to maintain restricted cash associated with our letters of credit. This change resulted in a $16.1 million decrease in restricted cash, which we subsequently invested in securities with higher returns.

In November 2004 our Board of Directors authorized the repurchase of up to $125 million of Too, Inc. common stock as a means of further enhancing shareholder value. The purchases will occur from time to time over the next two years, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements.

Capital Expenditures

Capital expenditures for the year to date 2004 are $15.9 million as compared to $19.1 million for the first nine months of 2003. The 2003 capital expenditures include the purchase of new point of sale equipment for our stores. Management expects 2004 capital expenditures to be in the $20-$22 million range, associated mainly with the addition of square footage to Limited Too stores and the initial phase of the Justice concept. It is anticipated that capital expenditures will increase 40% to 50% in 2005. This expected increase is attributable to the expected addition of at least 60 Justice stores, the remodeling of older Limited Too stores, and the opening of a select number of new Limited Too stores.

Contractual Obligations and Commercial Commitments

Information regarding our contractual obligations and commercial commitments can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the fiscal year ended January 31, 2004.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the fiscal year ended January 31, 2004, as well as Notes 2 and 3 of the financial statements filed as part of this 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope,” “risk,” “intend,” “could,” “pro forma” “potential” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2004 and beyond to differ materially from those expressed in the forward-looking statements. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this form 10-Q:

•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	The impact of competition and pricing;

•	Changes in weather patterns;

•	Currency and exchange risks;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Changes in political or financial stability;

•	Changes in postal rates and charges, and paper and printing costs;

•	Availability of suitable store locations at appropriate terms;

•	Ability to develop new merchandise;

•	Ability to hire and train associates;

•	Other risks described in the Safe Harbor Statement and Business Risks section of our Form 10-K, filed April 29, 2002, as well as other reports and filings we make with the Securities and Exchange Commission.

Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in the 10-Q will prove to be accurate. The inclusion of forward-looking statements should not be regarded a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us, as the management of the Company. We assume no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At October 30, 2004, no borrowings were outstanding under the Credit Facility. Additionally, we maintain cash equivalents in financial instruments with original maturities of 90 days or less. We also hold marketable securities with original maturities less than two years. These financial instruments bear interest at fixed rates and are subject to interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of our management, including our Chief Executive Officer and Chief Operating Officer (in his capacity as the principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by us under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified within the Securities and Exchange Commission’s rules and forms; and (2) accumulated and communicated to management, including our Chief Executive and Chief Operating officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes documenting and testing of internal control over financial reporting as defined by the Public Company Accounting Oversight Board. During the course of these activities, we have identified certain internal controls that we believe should be implemented or improved. Our review continues, but to date we have not identified any material weaknesses in our internal controls. We are, nonetheless, implementing certain new internal controls and making improvements to our internal controls as a result of the review. These planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls. Notwithstanding the foregoing, there were no changes in our internal controls over financial reporting that occurred during the quarter ended October 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are various claims, lawsuits and other legal actions pending for and against Too incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on Too’s results of operations cash flows or financial position.

ITEM 6. EXHIBITS

Exhibits

10.28	Second Amendment to Credit Agreement, among the Company, as Borrower, the Guarantors, the Lenders, and Fifth Third Bank, as co-syndication agent and LaSalle Bank National Association, as co-syndication agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 29, 2004).

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOO, INC.
(Registrant)

By	/s/ William E. May
William E. May
Executive Vice President and Chief Operating Officer
(Duly Authorized Officer and Principal Financial Officer)

Date: December 8, 2004