Form 10-K
period 2005-01-29
TOO, INC.
filed 2005-04-13
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended January 29, 2005

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-14987

(Exact name of Registrant as specified in its charter)

Delaware	31-1333930

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8323 Walton Parkway, New Albany, Ohio 43054

(Address of principal executive offices)           (Zip Code)

Registrant’s telephone number, including area code 614-775-3500

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

YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☑ NO ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at July 31, 2004 was $511,373,234. There were 34,340,627 shares of the Registrant’s common stock outstanding at April 7, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for the Annual Meeting of Stockholders scheduled for May 19, 2005 are incorporated by reference into Part III .

TOO, INC.

PART I

Item 1. Business.

Restatement of Prior Financial Information

We have restated the consolidated balance sheet at January 31, 2004, and the consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended January 31, 2004 and February 1, 2003 in this Annual Report on Form 10-K. We have also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. See Note 14 to the accompanying consolidated financial statements. The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as an adjustment to retained earnings as of February 2, 2002 in the accompanying consolidated statement of changes in stockholders’ equity.

We have also restated the applicable financial information for fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 in “Item 6. Selected Financial Data”. The restatement corrects our historical accounting for operating leases. For information with respect to the restatement, see Note 2 to the accompanying consolidated financial statements. We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

The Company

Too, Inc. (hereafter referred to as “Too”, the “Company”, “us” or “we”) is a rapidly growing operator of two specialty retailing concepts, Limited Too and Justice. Limited Too sells apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting girls ages seven to fourteen years. Justice, launched in January 2004, sells fashionable, value-priced sportswear and key accessory items for girls ages seven to fourteen years. Justice is intended to be located principally in non-mall locations such as power strip and specialty centers. We design, source and market products under the proprietary “Limited Too” and “Justice” brand names.

In 1987, The Limited established “Limited Too” brand stores adjacent to or as departments within The Limited stores to provide apparel to young girls, and also apparel for infants and toddlers. From 1987 to the end of fiscal 1995, we expanded our locations from two stores to 288 stores. In 1996, a new management team recognized that its core customer had her own emerging sense of style and revised our strategy to focus on girls seven to fourteen years of age as our target customer group. Since then, we have implemented an aggressive store opening campaign to capitalize on our business strengths and have grown our total store base from 308 stores at the end of fiscal 1996 to 603 stores in 46 states and Puerto Rico at the end of fiscal 2004.

In 1999, the Board of Directors of The Limited approved a plan to distribute to its shareholders all of the outstanding common shares of Too, Inc. Effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too on the basis of one share of Too common stock for each seven shares of The Limited common stock (the “spin-off”). The spin-off resulted in 30.7 million shares of Too common stock initially outstanding as of August 23, 1999. As a result of the spin-off, we became an independent, separately traded, public company. In connection with the spin-off, we entered into various agreements with the Limited, which covered certain aspects of our past and ongoing relationships. Refer to pages 24-25 for a description of these agreements.

On May 28, 2003, we announced the discontinuation of our mishmash retail concept in favor of redirecting our resources to the Justice concept. Also on that date, we announced we were ending our involvement in the Goldmark joint venture.

Description of Operations

Limited Too is a specialty retailer of quality apparel, underwear, sleepwear, swimwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Our target customers are active, creative and image-conscious, enjoy shopping and want to describe themselves as “fun” and “cool”. We believe our target customers want a broad assortment of merchandise for their range of dressing occasions, including school, leisure activities and special occasions. We continually update our merchandise assortment, which includes non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics and lifestyle furnishings for her room.

To attract our target customers, we create an in-store atmosphere that is visually appealing and provides an enjoyable, safe and exciting shopping experience. We design our stores to provide a “theme park” destination in the mall and to encourage our customers to touch and sample our products. All of our stores contain a wide variety of merchandise for a “one-stop shopping” experience, which has been specifically designed to embody “a store for her” theme. Our stores feature colorful storefront windows, light displays, photographic sticker booths, gumball machines, and eye-catching photographs. All stores opened or remodeled from mid-1997 to Fall 2004 were under the “Girl Power” format, which further enhanced the shopping experience. In late 2004, we introduced our “It’s a Girls World” format into our stores and currently have 11 stores operating under this format. All remodels since November 2004 and new 2005 stores will operate under this new format.

Our Limited Too merchandise includes:

•	apparel, such as jeans and other jeanswear and bottoms, knit tops and T-shirts containing our brand name and other graphics, dresses and outerwear;

•	accessories, such as costume jewelry, hair ornaments, slippers, key chains, wallets, backpacks, purses, watches and shoes;

•	lifestyle products, such as bedroom furnishings, music, stationery and candy;

•	personal care products such as age-appropriate cosmetics and toiletries; and

•	add-ons, such as underwear, sleepwear and swimwear.

Justice is our specialty retail brand launched in late January 2004, which offers fashionable, value-priced sportswear for girls ages seven to fourteen years. Justice also has key accessories, such as hats, belts and socks, as well as jewelry and lifestyle items, all presented in a unique, fun store environment primarily in “off-the-mall” locations. At the end of fiscal 2004, 35 Justice stores were open.

Product Development

We develop substantially all of our Limited Too and Justice apparel and add-on assortment through internal design groups, which allow us to create a vast array of exclusive merchandise under our proprietary brands while bringing our products to market expediently. Additionally, because our merchandise is sold exclusively in our own stores, we are able to control the presentation and pricing of our merchandise and provide a higher level of customer service.

Sourcing

We use a variety of sourcing arrangements. We purchased merchandise from 296 suppliers during fiscal 2004, down from 417 in fiscal 2003. Our largest supplier in fiscal 2004 was Li & Fung, which provided approximately 24% of our merchandise purchases during the year. Our second largest supplier, Mast Industries, Inc., a wholly-owned subsidiary of Limited Brands, supplied approximately 12% of the merchandise that we purchased in 2004, down from 13% in 2003. We believe that all transactions that we have entered into with Mast Industries over the years have been on terms consistent with an arm’s length basis since we have consistently treated them as if they were a third party. We have not been, nor will we be, obligated to source products through Mast Industries in the future.

We source a significant amount of our merchandise from foreign factories located primarily in the “Pacific Rim.” We do not have any long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Additionally, as we may enter into manufacturing contracts in advance of the selling season, we may be subject to shifts in demand for certain or all of our products. Our business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues.

During fiscal 2002, we opened our direct sourcing office in Hong Kong. This arrangement allows us to bypass agents, brokers and middlemen as we establish and develop increased direct relationships with factories and reduce our sourcing costs. We source primarily from factories with which we have pre-existing relationships, and only on basic apparel items. Direct sourcing purchases represented approximately 15% of our total purchases in fiscal 2004, up from 11% in 2003. We intend to increase our internal sourcing as a percent of our total business and we expect direct sourcing to account for approximately 17% to 20% of our total merchandise purchases in 2005.

Distribution

On February 15, 2002, we opened our own 470,000 square foot distribution center in Etna Township, Ohio. We distribute all of our Limited Too and Justice merchandise from this center. Prior to the completion of our own distribution center, we utilized services provided for a fee by Limited Brands.

Inventory Management

Our approach to inventory management emphasizes rapid turnover of a broad assortment of outfits and taking markdowns where required to keep merchandise fresh and current with fashion trends. Our policy is to maintain sufficient quantities of inventory on hand in our retail stores and distribution center so that we can offer customers a full selection of current merchandise.

Seasonality

We view the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, we experience our peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and Christmas holiday selling periods. During fiscal year 2004, the highest inventory level approximated $78.1 million at the November 2004 month-end and the lowest inventory level approximated $45.5 million at the May 2004 month-end. Merchandise sales are predominantly paid for by cash, personal check or credit cards.

Stores

At the end of fiscal 2004, we operated 568 Limited Too and 35 Justice stores in 46 states and Puerto Rico. The following table shows the number of retail stores we operated over the past five fiscal years:

	Fiscal Years Ended
	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001
Limited Too and Justice:

Number of stores:
Beginning of year	558	510	459	406	352
Opened	55	54	56	57	58
Closed	(10)	(6)	(5)	(4)	(4)

	603	558	510	459	406

Stores remodeled	20	4	9	6	10
Total square feet at period end (thousands)	2,495	2,307	2,091	1,881	1,669
Average store size at period end (square feet)	4,138	4,134	4,100	4,098	4,111
Annual sales per average gross square foot	$271	$260	$319	$336	$341

Number of mishmash stores	—	—	12	7	—
Number of Justice stores	35	5	—	—	—

Additional information about our business, including our revenues and profits for the last three years and gross square footage, is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Trademarks and Service Marks

We own, other than our brand name Limited Too, trademarks and service marks, including Justice, used to identify our merchandise and services. Many of these marks are registered with the U.S. Patent and Trademark Office. These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations. However, we may choose not to renew a registration of one or more of our merchandise marks if we determine that the mark is no longer important to our business.

We also conduct business in foreign countries, principally because a substantial portion of our merchandise is manufactured outside the United States. We have registered marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.

A wholly-owned subsidiary of Limited Brands owns the brand name “Limited Too,” which is registered in the United States and in numerous foreign countries. This subsidiary licenses the brand name, royalty-free, to one of our wholly-owned subsidiaries. In connection with the spin-off, these subsidiaries entered into a trademark and service mark licensing agreement that allows us to operate under the “Limited Too” brand name in connection with our ‘tween business. The agreement is for an initial term of five years after the spin-off, renewable annually thereafter at our option.

Competition

The sale of apparel, accessories and personal care products through retail stores and direct-to-consumer channels is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores, discount retailers and direct marketers. Depth of selection, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer services are all important factors in competing successfully in the retail industry. Additionally, factors affecting consumer spending such as interest rates, employment levels, taxation and overall business conditions could have a material adverse effect on our results of operations and financial condition.

Associate Relations

As of January 29, 2005, we employed approximately 9,600 associates (none of whom were parties to a collective bargaining agreement), approximately 7,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the back-to-school and Christmas holiday shopping seasons.

Available Information

We provide free of charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, through our website, www.tooinc.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. These reports are also available through the Securities and Exchange Commission website at www.sec.gov. We also post on our website, under the caption “Corporate Governance,” our Corporate Governance Guidelines; Charters of our Board of Directors’ Audit Committee, Nominating and Governance Committee, and Stock Option Compensation Committee; the Code of Ethics for Senior Financial Officers; and Code of Business

Conduct and Ethics, which applies to all of our directors and associates. These materials will also be provided without charge to any stockholder submitting a written request to Too, Inc., Attn: Investor Relations, 8323 Walton Parkway, New Albany, Ohio 43054.

Item 2. Properties.

Our home office facilities are located in New Albany, Ohio. In February 2002 we transitioned our distribution operations to our own distribution center in Etna Township, Ohio, within 15 miles of our home office facilities. Our distribution center is approximately 470,000 square feet. We own both our distribution center and home office facilities. On March 1, 2005, we purchased office space and two parking spaces at a commercial building in Hong Kong. The cost of this property was $1.7 million.

As of January 29, 2005, we operated 568 Limited Too and 35 Justice stores, which are located primarily in shopping malls and off-the-mall power retail and strip centers throughout the United States. Of the 568 Limited Too stores, 486 were leased directly from third parties – principally shopping mall developers – and 82 are governed by leases where the primary tenant is Limited Brands or an affiliate of Limited Brands. Of the 486 stores directly leased, 37 are guaranteed by Limited Brands. Our leases expire at various dates between 2005 and 2016. In fiscal 2004, total store rent for Limited Too and Justice was $59.7 million. Minimum rent commitments under non-cancelable store leases as of January 29, 2005 total $58.0 million, $52.9 million, $45.7 million, $40.5 million and $37.2 million for fiscal years 2005 through 2009, respectively, and $88.5 million thereafter.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Lease terms are typically 10 years and usually include a fixed minimum rent plus a contingent rent based on the store’s annual sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants.

Leases with Limited Brands or an affiliate of Limited Brands are on terms that represent the proportionate share of the base rent payable in accordance with the underlying lease plus the portion of any contingent rent payable in accordance with the underlying lease attributable to our performance. Additionally, Limited Brands provides guarantees on certain leases and assesses a fee based on stores’ sales exceeding defined levels.

Item 3. Legal Proceedings.

There are various claims, lawsuits and other legal actions pending for and against us incident to the operations of our business. It is the opinion of our management that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.

Item 4. Submission Of Matters To A Vote Of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a)	Too, Inc. shares are traded on the New York Stock Exchange under the trading symbol “TOO”. The following is a summary of the high, low and close sales prices of our common stock as reported on the New York Stock Exchange for the 2004 and 2003 fiscal years:

	Sales Price
	High	Low	Close
2004 Fiscal Year

4th Quarter	$27.84	$21.67	$26.65
3rd Quarter	$22.11	$13.28	$22.02
2nd Quarter	$17.90	$13.92	$14.98
1st Quarter	$21.43	$15.25	$17.54

2003 Fiscal Year

4th Quarter	$20.75	$14.90	$15.30
3rd Quarter	$18.07	$13.80	$16.50
2nd Quarter	$21.95	$15.70	$17.90
1st Quarter	$18.90	$13.45	$17.95

We have never declared nor paid any dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to pay any dividends in the foreseeable future. Earnings from our operations will be retained and reinvested to support the growth of our business. At April 7, 2005, we had approximately 15,943 shareholders of record.

(b)	On November 17, 2004, we announced that our Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value. The purchases will occur from time to time over the next two years beginning November 18, 2004, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. The following table illustrates our purchases of equity securities during 2004:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that may
	Shares	Price Paid	Part of Publicly Announced	yet be purchased under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
November (November 18, 2004 through November 27, 2004)	136,000	$24.94	136,000	$121,607,569

Item 6. Selected Financial Data.

Due to the discontinuation of mishmash in 2003, its results are excluded for all periods presented unless otherwise noted. The five-year selected consolidated financial data presented below has been revised to reflect a restatement. For information with respect to the restatement, see Note 2 to the accompanying consolidated financial statements.

The following data is in thousands, except per share data, number of stores and annual sales per average gross square foot:

	Fiscal Year Ended
	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001 (1)

		(Restated)	(Restated)	(Restated)	(Restated)
Statement of Income Data:
Net sales	$675,834	$598,681	$640,320	$600,875	$545,040
Gross income (2)	241,887	200,626	237,917	217,307	192,614
General, administrative and store operating expenses	177,508	154,275	157,991	150,278	137,285
Operating income	64,379	46,351	79,926	67,029	55,329
Income from continuing operations	41,589	29,114	48,945	39,876	32,265
Net income (3)	41,589	23,134	47,759	39,356	32,265
Earnings per share — basic (3)	$1.21	$0.68	$1.44	$1.27	$1.05
Earnings per share — diluted (3)	$1.19	$0.67	$1.40	$1.23	$1.02
Balance Sheet Data:
Cash and equivalents	$26,212	$4,991	$36,234	$53,268	$63,641
Inventories	62,441	58,299	61,405	44,537	45,715
Total assets	493,696	441,253	395,451	313,785	242,666
Total debt	—	—	—	50,000	50,000
Total shareholders’ equity	322,524	276,565	247,889	122,017	73,726
Selected Operating Data:
Comparable store sales increase (decrease) (4) (7)	4%	-13%	-3%	0%	4%
Total net sales growth (decline)	12.9%	-6.5%	6.6%	10.2%	21.0%
Gross income rate (5)	35.8%	33.5%	37.2%	36.2%	35.3%
Operating income rate (5)	9.5%	7.7%	12.5%	11.2%	10.2%
Total number of stores open at year end	603	558	510	459	406
Total gross square feet at year end (thousands)	2,495	2,307	2,091	1,881	1,669
Annual sales per average gross square foot (6)	$271	$260	$319	$336	$341

(1)	Represents the 53-week fiscal year ended February 3, 2001.

(2)	Gross income equals net sales less costs of goods sold, buying and occupancy costs.

(3)	Includes the impact of the loss on discontinued operations of mishmash, net of tax, of $6.0 million, $1.2 million and $0.5 million for fiscal 2003, 2002 and 2001, respectively.

(4)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for the purpose of this calculation.

(5)	Calculated as a percentage of net sales.

(6)	Annual sales per average square foot is the result of dividing net sales for the fiscal year by average gross square feet, which reflects the impact of opening and closing stores throughout the year.

(7)	Comparable store sales for fiscal 2000 are for the 52-weeks ended January 27, 2001.

Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operation.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. For the purposes of the following discussion, unless the context otherwise requires, “Too, Inc.,” “Too,” “we,” “our,” “the Company” and “us” refer to Too, Inc. and our wholly-owned subsidiaries.

Restatement of Prior Financial Information

In late 2004, we began a review of our accounting practices for leases. Based on our review, we determined that certain adjustments were needed. As a result, we changed our lease accounting practice in fiscal 2004 and restated selected historical financial information. The restatement adjustments are non-cash and had no impact on revenues, comparable store sales, or net cash flows.

Our historical accounting practice had been to recognize straight-line rent expense and certain tenant allowances for operating leases beginning on the store opening date specified in the lease, which had the effect of excluding the build-out period for our stores from the calculation of the period over which we expensed rent. Based on our re-examination of the applicable accounting literature, we determined that the proper accounting practice is to include the build-out period in the amortization period for straight-line rent expense and tenant allowances on all operating leases and we changed our lease accounting practice accordingly. In addition, tenant allowances have been reclassified from a contra asset in property and equipment, net to deferred credits from landlords and other in the Consolidated Balance Sheets. The amortization of those tenant allowances has also been reclassified from a reduction of depreciation expense to a reduction of rent expense in the Consolidated Statements of Operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the Consolidated Statements of Cash Flows.

The restatement includes adjustments to costs of goods sold, buying and occupancy costs, gross income, operating income, income from continuing operations before income taxes, provision for income taxes, net income and earnings per share. These changes increased net income and earnings per share by $22,000 and $0.00 per diluted share in the first three fiscal quarters of 2004. The restatement adjustments increased our net income and earnings per share in fiscal 2003 by approximately $583,000 or $0.02 per diluted share, and increased net income and earnings per share in fiscal 2002 by approximately $421,000 or $0.01 per diluted share. Although the restatement did not impact any net cash flows, it did have the effect of increasing operating cash flows and increasing capital expenditures by a similar amount. These changes increased our operating cash flows and increased our cash used in investing activities in fiscal 2003 and fiscal 2002 by $10.3 million and $8.6 million, respectively. The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as a $6.2 million reduction to retained earnings, a change of less than 5% to total shareholders’ equity, as of February 2, 2002 in the accompanying consolidated statement of changes in shareholders’ equity. We have also restated the applicable financial information for fiscal 2000, fiscal 2001, fiscal 2002, and fiscal 2003 in “Item 6. Selected Financial Data.” For information with respect to the restatement adjustments, see Note 2 to the accompanying consolidated financial statements.

In addition, during fiscal 2004, we corrected the classification of changes in cash overdrafts from net cash provided by operating activities to net cash provided by financing activities in the Consolidated Statements of Cash Flows.

Further, we have revised the classification of certain auction-rate marketable securities held by us. Prior to this revision, these securities were included in cash and equivalents for two reasons: (1) we use these securities to support operations, and (2) the interest rate on such securities is reset periodically in an auction process that occurs at least as often as every three months. During our year-end review of the applicable accounting literature, we determined that the proper accounting practice is to classify these securities as investments, as the “stated” or “contractual” maturities of the underlying security for these investments often exceed three months from the date of purchase. These marketable securities are included in the Investments account on our Consolidated Balance Sheet.

Executive Overview

Back on Track

An improved apparel assortment at Limited Too and tighter expense management, specifically in buying and occupancy expense, helped us deliver higher sales and improved earnings for 2004. Net sales for 2004 increased by 13% to $675.8 million. Net income jumped 80%, to $41.6 million, or $1.19 per diluted share, compared to $23.1 million, or $0.67 per diluted share for 2003. The 2003 results included a loss on our discontinued mishmash operations, net of tax, of $6.0 million, or $0.17 per share. We generated over $77 million in cash from operations, enabling us to pursue our strategic objectives, maintain a debt-free balance sheet, begin repurchasing stock and still increase our position in cash and marketable securities by $55.8 million.

It’s the Merchandise

A big part of our success last year was attributable to our improved apparel assortment. The fashion missteps of 2003 were corrected and Limited Too resumed its role as the premier fashion brand for the ‘tween girl. We did a much better job of identifying the wants and needs of our customers and their moms. For example, we resumed merchandising our apparel by color story and edited the assortment, allowing ‘tweens and moms to shop for complete outfits. We identified and capitalized on many of the key fashion trends for the year – ponchos, skirts and skorts, western shirts, velour, corduroy and other styles that made us the fashion leader for our customer.

Limited Too also enjoyed huge growth in our non-apparel merchandise, with 2004 sales in this category up 29% over the prior year. Offerings in the accessories and lifestyles categories were widely popular, as we re-emphasized the fun element of shopping at our stores.

Justice for Girls

In January 2004, we opened the first Justice store, our off-the-mall specialty apparel retail concept for ‘tween girls. Justice’s mission is to provide value-conscious ‘tweens with the latest in fashion apparel and related accessories in a convenient and fun store environment. Justice stores are located predominantly in power strip retail centers, to better compete with the name-brand discounters and mass merchants. Price points are pegged at the moderate level to compete with brands found at national chains such as Kohl’s and J C Penney. Store interiors are bright, colorful, inviting spaces, with a breadth of assortment for ‘tween girls comparable to that at Limited Too. Everything about the store says Justice is “just for girls.”

We opened 30 Justice stores in 11 different states during fiscal 2004, with clusters of stores in suburban Chicago, Dallas, Detroit and Philadelphia. This year we plan to open 50 to 60 stores in prime power strip center locations, adding stores in 12 additional states.

We have been very pleased with the quality of sales in Justice’s first year of operation. Key sales metrics such as average dollar sale and units per transaction have met or exceeded our preliminary expectations. This year we are developing a marketing plan centered on in-store promotion in order to drive traffic to stores and encourage repeat business.

Limited Too 2005 Growth

Our 2005 growth plans include 12 to 15 new Limited Too stores and remodeling 35 to 45 existing stores. More than 35 percent of the Limited Too store fleet is up for lease renewal over the next three years, creating a special opportunity for upgrading our lease portfolio. We will close a select number of under-performing stores and stores in outmoded malls, so there will be little or no square footage growth for our 18-year-old core brand. All new stores and remodels in 2005 will be done in our new It’s a Girl’s World store design format, introduced late last year. The new design has cleaner architectural lines, more vivid lighting and incorporates unique fixtures that better highlight our merchandise. There are music listening stations that encourage ‘tweens to spend more time in their favorite store. The new store design should stimulate remodeled store sales, where we typically see a double-digit sales increase in the first year following remodeling.

It’s a Girl’s World

During 2004, Limited Too revised many of its marketing strategies. We began by selecting TBWA\Chiat\Day, an award-winning advertising agency, to provide us with break-through communications that would resonate with ‘tween girls. One result of that new relationship was the production of the brand’s first national television advertising campaign. Separate fifteen- and thirty-second spots with the It’s a Girl’s World theme aired on popular cable channels during the all-important back-to-school shopping season. Based on independent survey results, our brand message resonated positively with ‘tween girls and their moms, and heightened brand awareness. Accordingly, we are conducting a spring television advertising campaign and will most likely follow that with back-to-school and holiday campaigns later in the year.

A robust national television advertising campaign is not inexpensive, so we have modified our marketing program to defray much of the cost. First, we are reducing our catazine circulation substantially; an action that will lower production costs with little or no anticipated impact on stores sales. Also, we are eliminating a number of our direct mail promotions and planned markdowns, actions that will also improve our gross profit. We have expanded the Limited Too $10 Bonus Card, a customer loyalty reward that encourages the customer who has earned the savings card to visit our store during slower selling periods in order to redeem it.

Brand Partnering

Limited Too continues to develop important relationships with popular consumer brands that are important to our customer and her family. Procter & Gamble collaborated with Limited Too to introduce their new Secret Sparkle Collection of personal care products to ‘tweens. Educational product developer LeapFrog is working with us to launch their pentop computer called Fly. Walt Disney Records, representing popular ‘tween recording artists such as Hillary Duff and Raven-Symoné, are partnering with Limited Too. We continue to enjoy important business relationships with candy maker Nestlé, game and toy maker Hasbro, online entertainment company Neopets and Build-A-Bear Workshop. Hollywood has also recognized the power of this brand with ‘tweens as well. Paramount Pictures worked with Limited Too to promote its hit movie of the 2004 holiday season, Lemony Snicket’s A Series of Unfortunate Events.

International Expansion

Since our founding, our goal has been to make Limited Too a world brand, one recognized as the #1 fashion provider for ‘tweens everywhere. As a step toward making that goal a reality, we have an agreement with M.H. Alshaya Company L.L.C., the retail division of Kuwait-based Alshaya Group, founded in 1890. Alshaya operates North American and European franchise brands throughout the Middle East, managing over 550 stores with more than one-half million square feet of floor space. There are currently 12 Limited Too stores successfully operating in very upscale malls in the Kingdom of Saudi Arabia, Kuwait, United Arab Emirates, Qatar and Turkey, with annual sales projected at over $12 million, on which we will collect merchandise handling and licensing fees.

Stock Repurchase

The Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value. The purchases will occur from time to time over the next 20 months, subject to market conditions, in open market or in privately negotiated transactions. The action on this repurchase plan demonstrates our ability to fund our growth through internally generated funds, maintain a strong balance sheet, and return excess cash to our shareholders. As of January 29, 2005, we had repurchased 136,000 shares of Too, Inc. stock, and as of April 7, 2005, we had repurchased 1,250,500 shares of Too, Inc. stock.

Where We Want to Be

We believe Too Inc. is well positioned for future growth. Our core business, Limited Too, while a mature brand, has good opportunity for profit improvement. Creative marketing initiatives are designed to communicate our brand message to new customers while reminding regular customers why it’s their favorite ‘tween store. We expect Limited Too to continue generating internal cash flow to fulfill the capital needs of all our businesses, including Justice.

After its first full year of operations, we believe Justice is on track to be a successful off-the-mall retail concept. Justice is our store growth vehicle going forward, giving us approximately 9 to 10 percent square footage growth in 2005. However, growth should not diminish our financial strength. We intend to maintain a debt-free balance sheet, generating sufficient cash to support robust growth while returning excess cash to shareholders as prudent stock repurchase opportunities occur.

Most importantly, we will remain the ‘tween girl expert. By anticipating and delivering the leading fashion our customers have come to expect, we will continue to expand our market share and grow shareholder value.

Results of Operations

On May 28, 2003, we announced the discontinuation of our mishmash retail concept, and all mishmash stores were closed by November 25, 2003. Accordingly, mishmash’s operating results have been reflected as discontinued operations in this Form 10-K. Unless otherwise indicated, the following discussion relates only to our continuing operations.

Net sales for the year-ended January 29, 2005 were $675.8 million, an increase of 13% from $598.7 for the 2003 fiscal year. Gross income increased 21% to $241.9 million in 2004 from $200.6 million in 2003 and operating income increased 39% to $64.4 million in 2004 from $46.4 million in 2003. Net income, which included the loss on discontinued operations in the prior year, increased 80% to $41.6 million in 2004 from $23.1 million in 2003. Diluted earnings per share increased 78% to $1.19 in 2004 from $0.67 in 2003.

The following table represents the amounts shown in the our Consolidated Statements of Operations for the last three fiscal years expressed as a percentage of net sales:

	Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003
		(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, buying and occupancy costs	64.2	66.5	62.8

Gross income	35.8	33.5	37.2
General, adminstrative and store operating expenses	26.3	25.8	24.7

Operating income	9.5	7.7	12.5
Interest income (expense), net	0.2	0.1	(0.1)

Income from continuing operations before income taxes	9.7	7.8	12.4
Provision for income taxes	3.5	2.9	4.7

Income from continuing operations	6.2	4.9	7.7
Discontinued operations:
Loss from operations of mishmash, net of tax	—	0.2	0.2
Loss on mishmash store closings and impairment charges, net of tax	—	0.8	—

Loss on discontinued operations	—	1.0	0.2

Net income	6.2%	3.9%	7.5%

Financial Summary

Summarized annual financial data for the last three fiscal years is presented below:

	Fiscal Year Ended			% Change
	January 29,	January 31,	February 1,	2003-	2002-
	2005	2004	2003	2004	2003
Limited Too and Justice:

Net sales (millions)	$676	$599	$640	13%	-7%

Comparable store sales increase (decrease) (1)	4%	-13%	-3%
Annual sales per average gross square foot (2)	$271	$260	$319	4%	-18%
Annual sales per average store (thousands) (3)	$1,147	$1,121	$1,302	2%	-14%
Average store size at year end (square feet)	4,138	4,134	4,100	—%	1%
Total square feet at year end (thousands)	2,495	2,307	2,091	8%	10%
Number of stores:
Beginning of year	558	510	459
Opened	55	54	56
Closed	(10)	(6)	(5)

End of year	603	558	510

Stores remodeled	20	4	9

Number of mishmash stores	—	—	12
Number of Justice stores	35	5	—

(1)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(2)	Annual sales per average gross square foot is the result of dividing net sales for the fiscal year by average gross square feet, which reflects the impact of opening and closing stores throughout the year.

(3)	Annual sales per average store is the result of dividing net sales for the fiscal year by average store count, which reflects the impact of opening and closing stores throughout the year.

Analysis of Continuing Operations

Net Sales

Fiscal 2004

Net sales increased 13% to $675.8 million in fiscal 2004 from $598.7 million for 2003. The increase was the result of a 4% same-store sales growth fueled by solid back-to-school and holiday merchandise and the addition of new Limited Too and Justice stores.

In 2004, we made great efforts to improve our merchandise and correct the fashion missteps from 2003. From a merchandising standpoint, the non-apparel portion of the business, introduced in the prior year as the “Fun Zone”, continued to post strong sales increases and ended 2004 with 29% sales growth over prior year results. This is primarily due to the popularity of the lifestyle and accessory items offered therein. Looking at the apparel side of the business, the better performing categories included girls’ skirts and skorts, dresses, sweaters, and ready-to-wear including jackets and outerwear. Under-performing categories included cut & sewn casual tops, casual bottoms, and active bottoms. Also disappointing was the performance of the third party branded apparel and accessories, a merchandising test that has been phased out to better utilize capital, as well as floor space, for higher-margin Limited Too merchandise.

For Spring 2005, the apparel assortment will focus on two main fashion themes: Pretty, with embellished tops and tiered skirts, and Preppie, featuring terry tracksuits. Additionally, ‘tweens will also see compelling presentations in denim and western shirts. We will also continue to expand the Fun Zone concept, which highlights non-apparel items such as accessories, jewelry, room décor, electronics, music, candy, and personal care products.

Fiscal 2003

Net sales for 2003 decreased 7% to $598.7 million from $640.3 million for 2002. The decrease was primarily a result of a 13% decline in comparable store sales, which was partially offset by the net addition of 43 Limited Too stores. Within merchandise categories, virtually all of our apparel categories experienced average store sales decreases, however, the non-apparel portion of the business performed well as accessories, lifestyles, innerwear and athletic footwear continued to perform well. The introduction of the “Fun Zone” area within the stores was a major factor in the improvement of the non-apparel sales performance.

Gross Income

Fiscal 2004

Gross income for fiscal 2004 increased $41.3 million or 230 basis points, to 35.8% as a percentage of net sales, over fiscal 2003. Markdown rates were greatly reduced from 2003 resulting in a 250 basis point increase in the gross income rate. Although buying and occupancy expenses, including catazine production, increased $11.3 million, or 7.3%, over 2003, we were able to drive sales growth of nearly 13%. This leveraging resulted in an additional 130 basis point improvement. (We mailed approximately 23.3 million catazines in fiscal 2004, approximately 10 million fewer than fiscal 2003.) Our initial mark-up (“IMU”) rate decreased 140 basis points from 2003 due to the addition of the Justice concept and a shift in Limited Too mix away from apparel and into accessories, which typically have a lower IMU rate. We are making concerted efforts to improve our IMU rate for 2005 in our Limited Too brand through increased cooperation with our vendors and enhanced internal sourcing.

Fiscal 2003

The gross income rate, expressed as a percentage of net sales, decreased to 33.5% in fiscal 2003 from 37.2% for 2002. The rate decrease was due to higher markdowns to clear slow-moving Spring and Back-to-School merchandise resulting in a 180 basis point decline. The rate declined an additional 300 basis points due to the reduced coverage of our fixed buying and occupancy costs, such as rent and depreciation, as a result of the negative comparable store sales. A further 30 basis point decrease in gross income was due to increased catazine costs. (We mailed approximately 33.5 million catazines in fiscal 2003, approximately 2 million more than fiscal 2002). These declines were partially offset by a 40 basis point improvement in buying payroll costs due to lower incentive compensation costs, a 70 basis point improvement from increased partner revenue received for advertising space allotted to third parties in our catazine, and a 30 basis point improvement in IMU driven by our increased direct sourcing.

General, Administrative and Store Operating Expenses

Fiscal 2004

General, administrative and store operating expenses, as a percentage of net sales, increased slightly to 26.3% in 2004 from 25.8% in 2003. This 50 basis point increase was driven by a $7.1 million increase in home office expenses in 2004, a slight increase in marketing expenses, and a $13.3 million increase in store expenses.

Home office expenses increased $7.1 million, or 50 basis points, due to a number of factors. First, incentive compensation expense was $2.6 million higher in 2004 than 2003, due to the financial performance of the business. Legal and professional fees increased $0.9 million while compliance costs associated with the Sarbanes-Oxley Act of 2002 increased $1.3 million. Lastly, payroll and relocation costs increased by $2.2 million due to increased headcount and other personnel changes.

Marketing expenses increased $1.2 million in 2004, however, as a percentage of net sales, remained constant over 2003. The increase in expenses is primarily due to a television marketing campaign in 2004, which did not occur in 2003.

Although store-operating expenses increased $13.3 million over 2003 due largely to store payroll increases related to 30 new Justice stores and 25 new Limited Too stores, as a percentage of net sales they improved 10 basis points. Our distribution center costs continued to decline in 2004, improving $0.3 million, or 20 basis points as a percentage of net sales. Other expenses in 2004 were unfavorable by 20 basis points from 2003 primarily due to a favorable brand litigation settlement, which reduced expenses in 2003.

Fiscal 2003

General, administrative and store operating expenses, expressed as a percentage of net sales, increased to 25.8% in fiscal 2003 from 24.7% for 2002 despite a $3.7 million decline in dollars from 2002. The 110 basis point increase was primarily caused by our inability to leverage certain store operating expenses due to significantly negative comparable store sales performance. In dollars, the decrease in expenses was primarily attributable to lower home office expenses, as well as a decrease in distribution center costs.

Home office expenses decreased by $2.1 million due to several drivers. First, incentive compensation expense was lower by $1.7 million due to our disappointing financial performance. Second, the settlement of brand protection litigation and the elimination of one-time expenses incurred in fiscal 2002, including tax consulting and start-up costs associated with the relocation of our home office facility, resulted in $1.8 million in improvement. These decreases were partially offset by $1.4 million in increased payroll expenses for home office personnel as a result of annual increases and increased headcount.

Distribution center costs have continued to decline since we opened our new facility in early fiscal 2002. The expense improvement of $1.6 million was primarily a result of productivity gains, as measured in core units processed per labor hour.

Interest Income (Expense), net

Fiscal 2004

Interest income, net, amounted to $1.3 million for fiscal 2004 versus $0.1 million for 2003. Interest income is earned on investments in money market securities and short-term, highly rated and insured municipal bonds. The increase in 2004 is primarily related to higher investment balances as well as favorable interest rates driven by our Board of Directors’ approval of a new investment policy that allowed the purchase of investments with maturities greater than ninety days. Refer to Note 4 for a more complete analysis. Gross interest income was $2.3 million and $1.6 million for fiscal years 2004 and 2003, respectively. Interest expense, which represents facility and letters of credit fees, as well as net interest expense related to our nonqualified benefit plans, was $1.0 million and $1.5 million for fiscal years 2004 and 2003, respectively.

Fiscal 2003

Interest income, net of interest expense, was $0.1 million in fiscal 2003 compared to a net interest expense of $0.5 million in 2002. Interest expense was for the long-term portion of borrowings under our credit facility, while interest income was earned on the short-term investment of cash balances. Interest expense was $1.5 million and $2.3 million for fiscal years 2003 and 2002, respectively. Interest income was $1.6 million and $1.8 million for fiscal years 2003 and 2002, respectively. The decrease in interest income was due to lower interest rates available on short-term securities.

Provision for Income Taxes

Fiscal 2004

The total provision for income taxes increased to $24.1 million in fiscal 2004 from $13.6 million for 2003. The income tax provision rate decreased to 36.7% in fiscal 2004 from 37.4% in 2003. The rate decrease was primarily attributable to investments in certain short-term, tax-free municipal bonds, the expansion of our direct sourcing initiatives, and the settlement of state tax examinations. The 2003 provision included a $3.8 million tax benefit associated with the loss on mishmash operations and impairment charges.

Fiscal 2003

Income tax expense amounted to $13.6 million for 2003 compared to $29.7 million for 2002. The income tax provision rate decreased to 37.4% in 2003 from 38.3% in 2002 as a result of realigning our corporate operations, including our direct sourcing initiatives and investment in certain short-term, tax-free municipal bonds. The 2003 provision included a $3.8 million tax benefit associated with the loss on mishmash operations and impairment charges, while the 2002 provision included a $0.8 million tax benefit associated the operational loss on mishmash.

Discontinued Operations

Fiscal 2003

On May 28, 2003, we announced that we were ending the rollout of our mishmash retail concept in favor of redirecting our resources to the development of a new concept, Justice, focused on value-priced sportswear and accessories for ‘tween girls, ages 7 to 14. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003.

Loss from discontinued operations increased to $6.0 million in fiscal 2003 from $1.2 million in 2002. The fiscal 2003 increase was primarily due to $4.6 million in charges, net of tax, for lease termination costs and asset impairment charges.

Financial Condition

Our balance sheet remains strong due to positive cash flows from operations. We were able to finance all capital expenditures with working capital generated from operations and ended the year with approximately $26 million in cash and nearly $159 million in short-term investments. A more detailed discussion of liquidity, capital resources and future capital expenditures follows.

Liquidity and Capital Resources

Cash generated from operating activities is the primary resource to support operations, including projected growth, seasonal working capital requirements and capital expenditures. In an effort to increase shareholder value, we also use our capital to repurchase our common stock as part of an ongoing share repurchase program as authorized by our Board of Directors in 2004. Although we have experienced solid growth in working capital over the past three years and expect that we will continue to see improvement in our overall liquidity, we recognize that the specialty retail industry can be highly volatile, where fashion missteps can quickly impact the ability to generate operating cash.

The table below summarizes our working capital position and capitalization (in thousands):

	January 29,	January 31,	February 1,
	2005	2004	2003
		(Restated)	(Restated)
Net cash provided by operating activities	$77,306	$58,358	$72,038

Working capital, excluding restricted assets of $1.0 million and $20.8 million at January 29, 2005 and January 31, 2004	180,101	114,808	99,199

Capitalization:
Long-term debt	—	—	—
Shareholders’ equity	322,524	276,565	247,889

Total capitalization	$322,524	$276,565	$247,889

Additional amounts available under the credit facility	$78,566	$100,000	$50,000

In 2004, we collateralized our outstanding letters of credit using our credit facility, thereby decreasing the amount available for borrowings. In 2003 and 2002, we collateralized our outstanding letters of credit with restricted assets, thus allowing us to borrow the maximum amount available under the facility.

Operating Activities

Net cash provided by operating activities was $77.3 million, $58.4 million and $72.0 million for fiscal years 2004, 2003, and 2002, respectively.

The increase in cash provided by operating activities in 2004 was primarily driven by an 80% rise in net income, an increase in tax liabilities, and the timing of year-end rent payments. These increases in operating cash were partially offset by an increased use of cash to purchase inventory and the reduction of the amount of cash received from landlords in the form of tenant allowances.

Income taxes generated $10.0 million more cash in 2004 than 2003 due to the receipt of an income tax receivable in 2004 as well as the timing of our income tax payments.

In 2004, as in 2003, we pre-paid our February rents prior to the end of our fiscal year to ensure the timely arrival of our payments. Thus, there was little relative change in our pre-paid balance between the years. In 2002, however, we did not pre-pay our year-end rents, causing the cash associated with rent payments in 2003 to include both year-end 2002 as well as year-end 2003 amounts. This resulted in approximately $7.0 million more cash used in 2003 over 2004. The remaining uses of cash from 2003 are associated with a $2.0 million increase in the tenant allowance receivable from 2002 to 2003, and a $1.0 million reduction in that same balance from 2003 to 2004.

Inventory levels at year-end 2004 rose 7% over the year-end 2003 levels. This was due primarily to increased inventory on hand, driven by the 8.1% increase in store count resulting from the growth of the Justice concept. Overall, at year-end 2004, inventory on a per store basis was down slightly from 2003. The additional factors that partially offset our increase in operating cash flow over 2003 were the relative slow down in the growth of our tenant allowance liability driven by fewer receipts from landlords in 2004 than 2003.

The decrease in cash provided by operating activities in 2003 from 2002 was primarily driven by a 42% decrease in net income from continuing operations which excludes the non-cash related mishmash impairment charge. This was partially offset by reduced cash used to support inventory levels at the end of 2003 versus 2002. Inventory levels were much lower due to the early receipt of spring 2003 goods. The decrease in operating cash was further exacerbated as a result of the timing of rent payments in the respective years.

Investing Activities

Net cash used for investing activities amounted to $59.3 million, $98.9 million and $104.8 million for fiscal years 2004, 2003, and 2002, respectively.

Capital expenditures decreased to $23.8 million in fiscal 2004 from $32.8 million in fiscal 2003. The decrease was primarily due to the timing of payments around the opening of Justice stores in early fiscal 2004. Additionally, due to the amendments made to our credit facility, our restricted asset requirement was eliminated, causing us to reduce previously restricted balances. Also in 2004, our net purchases of marketable securities and investments increased by approximately $13.4 million over 2003. Our cash used for funding of our non-qualified benefit plan decreased $3.2 million in 2004 due to life insurance purchased in 2003 but not in 2004.

The decrease in cash used for investing activities in 2003 was due to a decrease in capital expenditures, the reduced funding of our nonqualified benefit plans, and reduced net purchases of investments. Those reductions in the use of cash were partially offset by a $20.8 million increase in the required restricted cash balance. Capital expenditures in 2002 include $22.1 million of expenditures for the construction of our new home office and distribution center, however, 2003 capital expenditures relate primarily to the construction of new Limited Too and Justice stores, and the remodeling of existing stores.

Financing Activities

Net cash provided by financing activities amounted to $3.2 million, $9.3 million and $15.7 million for fiscal years 2004, 2003, and 2002, respectively.

The financing activities fluctuation in fiscal 2004 was primarily related to the purchase of treasury stock during the year. During the fourth quarter, 136,000 shares were repurchased as authorized by our Board of Directors. The remaining fluctuation in cash was primarily related to stock option activity, offset by reductions in the change in our cash overdraft balance.

Financing activities in fiscal 2003 generated approximately $6.5 million less cash than in 2002. This was due to the net proceeds from a secondary issuance of common stock in 2002, a $50.0 million loan pay down in 2002 and the change in the cash overdraft balance.

Future Capital Expenditures

We anticipate spending between $48 million and $52 million in fiscal 2005 for capital expenditures primarily for new stores, remodeling or expansion of existing stores and upgrades to our information technology systems.

We intend to add 300,000 to 330,000 square feet in 2005, primarily through the growth of Justice, which will represent an 11% to 13% increase over year-end 2004. Although we expect to open approximately 15 new Limited Too stores, we do not expect a significant increase in our total square footage from this activity. Additionally, in March 2005, in conjunction with our increased internal sourcing activities, we purchased office space and two parking spaces at a commercial building in Hong Kong for $1.7 million.

We estimate that the average cost for leasehold improvements, furniture and fixtures for Limited Too stores to be opened in 2005 will be between $450,000 and $465,000 per store before any tenant allowances we may receive. Average pre-opening costs per store, which will be expensed as incurred, are expected to approximate $28,000 while inventory purchases are expected to average approximately $95,000 per store. We anticipate remodeling between 35 and 45 Limited Too stores in fiscal 2005, the cost of which is comparable to that of opening a new store.

We plan to open 55 to 65 new Justice stores in fiscal 2005, and anticipate the cost for leasehold improvements, furniture and fixtures for those stores to be between $260,000 and $270,000. Pre-opening costs for Justice are similar to those of Limited Too, however inventory purchases for Justice are slightly lower than Limited Too, averaging approximately $60,000 per store.

We expect that cash on hand and generated from operating activities will fund substantially all capital expenditures in fiscal 2005.

Transitional Services and Separation Agreements

In connection with the August 1999 spin-off, we entered into several Transitional Services and Separation Agreements (the “Transitional Services Agreements”) with The Limited regarding certain aspects of our ongoing relationship. We believe that the terms of these agreements are similar to terms achievable through arm’s length negotiations with third parties.

A summary of some of the remaining Transitional Services Agreements follows:

Trademark and Service Mark Licensing Agreement

At the time of the spin-off, we entered into an exclusive trademark and service mark licensing agreement (the “Trademark Agreement”) with The Limited that allows us to operate under the “Limited Too” brand name. The agreement had an initial term of five years after the spin-off, renewable annually at our option. All licenses granted under the agreement will be granted free of charge. In return, we are required to provide The Limited with the right to inspect our stores and distribution facilities and an ability to review and approve our advertising. Under the Trademark Agreement, we are only able to use the brand name “Limited Too” in connection with any business in which we sell to our current target customer group or to infants and toddlers. In addition, we may not use the Limited Too brand name or its derivative that competes with merchandise currently offered by The Limited or its subsidiaries, unless it is for our current target customer group. The Limited has the right to terminate the Trademark Agreement under certain limited conditions.

Store Leases Agreement

At January 29, 2005, 54 of our stores were adjacent to Limited Brands’ stores. In addition, many of these aforementioned stores are part of 82 stores that are subject to sublease agreements (the “Store Leases

Agreement”) with Limited Brands for stores where we occupy space that Limited Brands leases from third-party landlords (the “Direct Limited Leases”). Under the terms of the Store Leases Agreement, we are responsible for our proportionate share, based on the size of our selling space, of all costs (principally rent, excess rent, if applicable, maintenance and utilities).

All termination rights and other remedies under the Direct Limited Leases will remain with Limited Brands. If Limited Brands decides to terminate any of the Direct Limited Leases early, Limited Brands must first offer to assign such lease to us. If, as a result of such early termination by Limited Brands, we are forced to remodel our store or relocate within the mall, Limited Brands will compensate us with a combination of cash payments and loans. Since the end of 2001, Limited Brands has compensated us $280,000 relating to early terminations for 3 stores. The table below lays out the general guidelines for the compensation and loan structure with Limited Brands.

	Cash	Loan
Remaining Lease Term	Payment	Amount
Less than one year	$0	$100,000
One to two years	50,000	100,000
Three to four years	100,000	100,000
Greater than four years	100,000	150,000

Approximately 10 of the Direct Limited Leases are scheduled to expire during 2008 or later. We may not assign or sublet our interest in those premises, except to an affiliate, without Limited Brand’s consent. If Limited Brands intends to sublet or assign its portion of the leased premises under any of the Direct Limited Leases to any non-affiliate, it will be required to give us 60 days notice, and we will be allowed to terminate our interest on that basis.

Approximately 37 of our direct leases are guaranteed by Limited Brands. Pursuant to the Store Leases Agreement, we are required to make additional payments to Limited Brands as consideration for the guarantees that Limited Brands provides under such leases along with amounts for adjacent stores based on those locations achieving certain performance targets.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements, such as variable interests in unconsolidated entities, as of January 29, 2005.

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments may have an impact on future liquidity and the availability of capital resources. The following tables reflect these obligations and commitments as of January 29, 2005 (in thousands):

Contractual Obligations:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 Years
Operating lease obligations (1)	$326,456	$59,777	$100,567	$77,654	$88,458
Purchase obligations (2)	64,983	64,983	—	—	—

Total	$391,439	$124,760	$100,567	$77,654	$88,458

(1)	Primarily consists of future minimum lease payments under the Company’s store operating leases.

(2)	Represents outstanding purchase orders for merchandise and store construction.

Commercial Commitments:

	Commitments by Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 Years
Outstanding letters of credit (1)	$20,911	$20,911	$0	$0	$0
Standby letters of credit	523	523	—	—	—

Total	$21,434	$21,434	$0	$0	$0

(1)	Consists of outstanding letter of credit commitments for the purchase of merchandise.

Credit Facility

On April 29, 2003, we entered into a credit facility (the “Credit Facility”) with a syndicate of banks. The Facility consists of a $100 million unsecured revolving loan commitment. The Facility’s interest rates and fees reflect matrix pricing. At our option, interest rates are based on the London Inter-bank Offered Rate or Prime plus a spread as defined in the agreement. Under the terms of the Credit Facility, we are required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The Facility limits us from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default.

On September 16, 2003, the Credit Facility was amended, and became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants we agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage.

On October 29, 2004, we amended two provisions of the Credit Facility. First, in exchange for maintaining certain financial covenants, the pledge of an investment account has been eliminated. In the event of a default, we now have the option of providing an investment account equal to 110% of any outstanding letters of credit and any revolving commitment usage in lieu of the springing lien against certain assets. The second provision amended the limitations on dividends and restricted payments, which can include stock repurchases. The limits are eliminated as long as we maintain an agreed upon cash and short-term investment balance. In the event the actual cash and short-term investment balance for a previous 90-day period falls below $75 million, dividends and restricted payments will be limited to 50% of prior year net earnings. As of January 29, 2005, we are in compliance with all applicable terms of the amended Facility.

Impact of Inflation

Our results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have been minor.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and related notes. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets and sales returns. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from management’s estimates. Management believes the following estimates and assumptions are most significant to reporting our results of operations and financial position.

Revenue Recognition

Retail sales are recorded when the customer takes possession of merchandise. Markdowns associated with our “Too Bucks” and bonus card programs are recognized upon redemption in conjunction with a qualifying purchase. Direct sales, through our catazine and website, are recorded upon shipment of merchandise to the customer, which approximates the amount of revenue that would be recognized if sales were recorded upon receipt by the customer. A reserve is provided for projected merchandise returns based on prior experience.

Operating Leases

Rent expense for our operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the build-out period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as deferred credits from landlords in the Consolidated Balance Sheets.

Tenant Allowances

Tenant allowances received from landlords, typically in the form of one time cash payments or reduced rent charges for a specific length of time, are treated as lease incentives and are amortized as a reduction of rent expense over the life of the initial lease term, including the build-out period, and any renewal periods that are reasonably assured. The balance is recorded as deferred credits from landlords in the Consolidated Balance Sheets.

Cash Equivalents

Short-term investments with original maturities of three months or less are classified as cash equivalents. We also consider credit card receivables as cash equivalents due to our policy of liquidating those balances daily, so that ordinarily we do not have more than 4 days of outstanding collections. Outstanding checks classified in Accounts Payable and in Accrued Expenses on the Consolidated Balance Sheet totaled $13.7 million and $13.2 million as of January 29, 2005 and January 31, 2004, respectively.

Investments

Investments in debt and auction rate securities are classified as available-for-sale and reported at cost which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. We classify these securities as current assets despite the long-term nature of their stated contractual maturities because we have the ability to quickly liquidate them to support current operations.

Certain securities with long-term contractual maturities are classified as held -to-maturity and are accounted for at amortized cost with any premium or discount amortized over the holding period. We have classified these securities as held-to-maturity based on our intent and ability to hold them to maturity as determined at the time of purchase.

Investments are subject to the credit risk of the issuer and adverse developments in that credit risk could restrict our ability to liquidate securities at their maturity or earlier.

Inventories

Inventories are valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value and cost of inventories. Inherent in the retail method are certain management judgments and estimates including, among others, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We calculate inventory costs on an individual item basis to ensure a high degree of accuracy in arriving at the cost.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis, using service lives for store assets ranging principally from 5 to 10 years for leasehold improvements and 3 to 10 years for other property and equipment. Depreciation for fixed assets at the home office and distribution center are calculated using services lives of 40 years for buildings, 7 to 10 years for furniture and fixtures and 5 to 7 years for computers and other office equipment. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Assets are reviewed on an annual basis for impairment, and based on management’s judgment, are written down to the estimated fair value based on anticipated future cash flows.

Income Taxes

Income taxes are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to our operations. No valuation allowance has been provided for deferred tax assets because management believes that it is reasonably certain that the full amount of the net deferred tax assets will be realized in the future. Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that we anticipate they will be remitted.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” in January 2003. FIN No. 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as special purpose entities). Subsequent to issuing FIN No. 46, the FASB continued to propose modifications and issue FASB Staff Positions (“FSPs”) that changed and clarified FIN No. 46. These modifications and FSPs were subsequently incorporated into FIN No. 46 (revised) (“FIN No. 46R”), which was issued in November 2003 and replaces FIN No. 46. Among other things, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to certain conditions, b) states the provisions of FIN No. 46R are not required to be applied if a company is unable to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity and e) clarifies and changes the definition and treatment of de facto agents. FIN No. 46R is effective for companies that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. Application of FIN No. 46R for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a significant impact on our results of operations, cash flows or our financial position. We continually evaluate the potential impact of FIN No. 46R on all business relationships.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment,” (“FAS123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, under the provisions of FAS 123, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. Although we have not quantified the valuation and transition method, the adoption of the provisions of FAS 123(R) could have a significant impact on reported net income and earnings per share. As such, the adoption may result in amounts that differ from the current pro forma disclosures under FAS 123.

Seasonality

Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During fiscal 2004, the third and fourth fiscal quarters accounted for approximately 56.5% of our sales. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope,” “risk,” “intend,” “could,” “pro forma” “potential” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2005 and beyond to differ materially from those expressed in the forward-looking statements. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this form 10-K:

•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	Decline in the demand for our merchandise;

•	The impact of competition and pricing;

•	Effectiveness of our brand awareness and marketing programs;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Availability of suitable store locations at appropriate terms;

•	Ability to develop new merchandise;

•	Ability to hire and train associates;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks that may be described in other reports and filings we make with the Securities and Exchange Commission.

Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in the 10-K will prove to be accurate. The inclusion of forward-looking statements should not be regarded a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us, as the management of the company. We assume no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At January 29, 2005, no borrowings were outstanding under the Credit Facility. Additionally, we purchase investments with original maturities of 90 days or less. We also hold investments with original maturities between 91 days but less than two years. These financial instruments bear interest at fixed rates and are subject to interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.

Item 8. Financial Statements And Supplementary Data.

TOO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	2004	2003	2002
		(Restated)	(Restated)
Net sales	$675,834	$598,681	$640,320
Costs of goods sold, buying and occupancy costs	433,947	398,055	402,403

Gross income	241,887	200,626	237,917
General, administrative and store operating expenses	177,508	154,275	157,991

Operating income	64,379	46,351	79,926
Interest income (expense), net	1,307	128	(517)

Income from continuing operations before income taxes	65,686	46,479	79,409
Provision for income taxes	24,097	17,365	30,464

Income from continuing operations	41,589	29,114	48,945
Discontinued operations:
Loss from operations of mishmash, net of tax	—	1,391	1,186
Loss on mishmash store closings and impairment charges, net of tax	—	4,589	—

Loss on discontinued operations	—	5,980	1,186

Net income	$41,589	$23,134	$47,759

Income (loss) per share — basic:

Continuing operations	$1.21	$0.85	$1.47
Discontinued operations	—	(0.17)	(0.03)

Net income per basic share	$1.21	$0.68	$1.44

Income (loss) per share — diluted:

Continuing operations	$1.19	$0.84	$1.43
Discontinued operations	—	(0.17)	(0.03)

Net income per diluted share	$1.19	$0.67	$1.40

Weighted average common shares:

Basic	34,512	34,260	33,241

Diluted	34,955	34,684	34,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOO, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 29,	January 31,
	2005	2004
		(Restated)
ASSETS

Current assets:
Cash and equivalents	$26,212	$4,991
Investments	158,630	110,895
Restricted assets	954	20,846
Receivables	10,476	9,164
Income taxes receivable	368	5,542
Inventories	62,441	58,299
Store supplies	13,464	13,285
Prepaid assets and other	10,082	8,845

Total current assets	282,627	231,867

Property and equipment, net	180,449	184,924
Long-term investments	6,776	—
Deferred income taxes	9,046	10,028
Other assets	14,798	14,434

Total assets	$493,696	$441,253

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,431	$36,556
Accrued expenses	47,582	42,193
Income taxes payable	24,559	17,464

Total current liabilities	101,572	96,213

Deferred credits from landlords and other	69,600	68,475

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Preferred stock, 50 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 34.9 million and 34.4 million shares issued, 34.7 million and 34.4 million outstanding at January 29, 2005 and January 31, 2004, respectively	349	344
Treasury stock, at cost, 165,709 and 29,709 shares, respectively	(4,391)	(998)
Paid in capital	127,718	119,960
Retained earnings	198,848	157,259

Total shareholders’ equity	322,524	276,565

Total liabilities and shareholders’ equity	$493,696	$441,253

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

						Total
	Common Shares		Treasury	Paid in	Retained	Shareholders’
	Shares	Amount	Stock	Capital	Earnings	Equity
Balances, February 2, 2002, as previously reported	31,341	$313	—	$35,338	$92,558	$128,209

Adjustment					(6,192)	(6,192)

Balances, February 2, 2002 (Restated)	31,341	313	—	35,338	86,366	122,017

Net income (as restated)					47,759	47,759
Issuance of common stock under follow-on offering	2,400	24		73,370		73,394
Issuance of common stock under stock option and restricted stock plans	350	4		5,128		5,132
Purchases of treasury stock	(30)		(998)			(998)
Other, including tax benefit related to issuance of stock under stock option and restricted stock plans				585		585

Balances, February 1, 2003 (Restated)	34,061	341	(998)	114,421	134,125	247,889

Net income (as restated)					23,134	23,134
Issuance of common stock under stock option and restricted stock plans	301	3		4,759		4,762
Other, including tax benefit related to issuance of stock under stock option and restricted stock plans				780		780

Balances, January 31, 2004 (Restated)	34,362	344	(998)	119,960	157,259	276,565

Net income					41,589	41,589
Issuance of common stock under stock option and restricted stock plans	475	5		6,664		6,669
Purchases of treasury stock	(136)		(3,393)			(3,393)
Other, including tax benefit related to issuance of stock under stock option and restricted stock plans				1,094		1,094

Balances, January 29, 2005	34,701	$349	($4,391)	$127,718	$198,848	$322,524

The accompanying notes are an integral part of these Consolidated Financial Statements.

TOO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities:

Net income	$41,589	$23,134	$47,759

Impact of other operating activities on cash flows:

Depreciation and amortization	25,814	24,723	22,102
Loss on impairment of assets	—	6,121	—

Changes in assets and liabilities:
Inventories	(4,142)	3,106	(16,868)
Accounts payable and accrued expenses	849	(257)	11,423
Income taxes receivable	14,345	4,375	(1,603)
Other assets	(2,274)	(11,899)	136
Deferred credits from landlords and other liabilities	1,125	9,055	9,089

Net cash provided by operating activities	77,306	58,358	72,038

Investing activities:

Capital expenditures	(23,823)	(32,826)	(48,315)
Funding of nonqualified benefit plans	(818)	(4,059)	(9,436)
Purchase of investments	(492,891)	(401,444)	(404,273)
Sale of investments	438,380	360,319	357,228
Restricted assets	19,892	(20,846)	—

Net cash used for investing activities	(59,260)	(98,856)	(104,796)

Financing activities:

Net proceeds from issuance of common stock	—	—	73,394
Repayment of term loan	—	—	(50,000)
Purchases of treasury stock	(3,393)	—	(998)
Change in cash overdraft	437	8,538	(7,750)
Stock options and other equity changes	6,131	717	1,078

Net cash provided by financing activities	3,175	9,255	15,724

Net increase (decrease) in cash and equivalents	21,221	(31,243)	(17,034)

Cash and equivalents, beginning of year	4,991	36,234	53,268

Cash and equivalents, end of year	$26,212	$4,991	$36,234

Supplemental disclosures of cash flow information
Cash paid for income taxes	$14,700	$8,600	$29,900
Cash paid for interest	900	2,100	1,600

Supplemental disclosures of non-cash items:
Accrual for point of sale operating lease buyout	—	3,068	—
Issuance of restricted stock	$538	$4,797	$2,755

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary Of Significant Accounting Policies

Nature of Business

Too, Inc., (referred to herein as “Too”, the “Company”, “we” or “us”) is the operator of two specialty retailing businesses, Limited Too and Justice. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Justice, launched by us in January 2004, sells value-priced sportswear and accessories for girls ages seven to fourteen years. We were established in 1987 and, prior to the August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too on the basis of one share of Too common stock for each seven shares of The Limited common stock (the “spin-off”). The spin-off resulted in 30.7 million shares of Too common stock outstanding as of August 23, 1999. As a result of the spin-off, we became an independent, separately traded, public company.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Too, Inc. and all subsidiaries that are more than 50% owned and reflect our assets, liabilities, results of operations and cash flows on a historical cost basis. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. We have one reportable segment that includes all of our products.

Discontinued Operations

On May 28, 2003, we announced the discontinuation of our mishmash retail concept in favor of redirecting our resources to the Justice concept. See Note 13 for further information regarding our discontinued operations. Also on that date, we announced we were ending our involvement in the Goldmark joint venture.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2004, 2003 and 2002 represent the 52-week periods ended January 29, 2005, January 31, 2004, and February 1, 2003.

Cash Equivalents

Short-term investments with original maturities of three months or less are classified as cash equivalents. We also consider credit card receivables as cash equivalents due to our policy of liquidating those balances daily, so that ordinarily we do not have more than 4 days of outstanding collections. Outstanding checks classified in Accounts Payable and in Accrued Expenses on the Consolidated Balance Sheet totaled $13.7 million and $13.2 million as of January 29, 2005 and January 31, 2004, respectively.

Revision in the Classification of Certain Securities

In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds, variable rate municipal demand notes and preferred shares of tax-exempt closed-end mutual funds as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised our prior classification to report these securities as current investments in our Consolidated Balance Sheet as of January 31, 2004. We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the years ended January 31, 2004 and February 1, 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Operations for any period.

As of January 31, 2004, before this revision in classification, $110.9 million of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheet.

For the fiscal years ended January 31, 2004 and February 1, 2003, before this revision in classification, net cash used in investing activities related to these current investments of $41.1 million and $47.0 million, respectively, were included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

Investments

Current investments in our Consolidated Balance Sheets include the current portion of securities classified as held-to-maturity and available-for-sale securities. Investments in variable rate municipal demand notes, auction rate municipal bonds and preferred shares of tax-exempt closed-end mutual funds are classified as available-for-sale and reported at fair market value, which approximates cost. We classify these securities as available-for-sale as their intended use is to support current operations. Certain securities with long-term contractual maturities are classified as held-to-maturity and accounted for at amortized cost with any premium or discount amortized over the holding period. We have classified these securities as held-to-maturity based on our intent and ability to hold them to maturity as determined at the time of purchase.

Restricted Assets

Restricted assets represent investments held in an insurance trust for the benefit of our workers’ compensation insurance carriers. In previous years, restricted assets also included the restriction from withdrawal of cash that backed our outstanding letter of credit agreements, however, this requirement was eliminated due to the second amendment of the credit facility. See Note 8, Credit Facility.

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

Catazine and Advertising Costs

Catazine costs, principally catazine production and mailing costs, are expensed as buying and occupancy expense when the catazine is mailed. All other advertising costs, including costs associated with in-store photographs and television and direct mail campaigns, are expensed at the time the promotion first appears in media or in the store as a component of general, administrative and store operating expenses. Advertising costs amounted to $19.3 million, $21.7 million, and $21.5 million for fiscal years 2004, 2003 and 2002, respectively.

Advertising Barter Transactions

We account for barter transactions in accordance with EITF 99-17, “Accounting for Advertising Barter Transactions.” EITF 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity’s own historical practice of receiving cash for similar advertising.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis, using service lives for store assets ranging principally from the shorter of the lease term or 5 to 10 years for leasehold improvements, and 3 to 10 years for other property and equipment. Depreciation for fixed assets at the home office and distribution center are calculated using services lives of 40 years for buildings, 7 to 10 years for furniture and fixtures and 5 to 7 years for computers and other office equipment. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.

Long-lived assets are reviewed on an annual basis for impairment, and based on management’s judgment, are written down to the estimated fair value based on anticipated future cash flows. Store assets are reviewed using factors including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

Store sales are recorded when the customer takes possession of merchandise. We classify associate discounts as a reduction of revenue. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption. A reserve is carried for projected merchandise returns based on prior experience. Revenues also include licensing revenues and certain sales of advertising space in our catazine, recognized when the catazine is mailed.

Direct Sales, through our catazine and website, are recorded upon shipment of merchandise to the customer, which approximates the amount of revenue that would be recognized if sales were recorded upon receipt by the customer. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue. Related shipping and handling costs are considered to be the direct shipping charges associated with direct sales and are reflected in cost of goods sold, buying and occupancy costs.

Costs of Goods Sold, Buying and Occupancy Costs

The following is a list of the major components of “Costs of goods sold, buying and occupancy costs” in our Consolidated Statements of Operations:

▪	Cost of merchandise

▪	Inventory shrink

▪	Freight (includes outbound freight from the distribution center to our stores, as well as store-to-store transfers)

▪	Payroll and related costs associated with merchandise procurement

▪	Store rents and other real estate costs (including store pre-opening rents expensed as incurred)

▪	Store asset depreciation

▪	Amortization of tenant allowances

▪	Catazine production and mailing costs, net of partner revenue

Operating Leases

Rent expense for our operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the build-out period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded as Deferred credits from landlords and other and amounted to $10,826 and $11,018 at January 29, 2005 and January 31, 2004, respectively.

Tenant allowances received from landlords, typically in the form of one time cash payments or reduced rent charges for a specific length of time, are treated as lease incentives and are amortized as a reduction of rent expense over the life of the initial lease term, including the build-out period, and any renewal periods that are reasonably assured. The balance is recorded as Deferred credits from landlords and other and amounted to $44,530 and $43,501 at January 29, 2005 and January 31, 2004, respectively.

General, Administrative and Store Operating Expenses

The following is a list of the major components of “General, administrative and store operating expenses” in our Consolidated Statements of Operations:

▪	Store payroll and expenses

▪	Home office payroll and expenses (not related to merchandise procurement)

▪	Marketing

▪	Distribution center costs including receiving and warehouse costs

Distribution center costs amounted to $7.6 million , $7.9 million, and $9.5 million for fiscal years 2004, 2003 and 2002, respectively.

Stock-Based Compensation

We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation expense for stock options has been recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. We recognize compensation expense related to restricted stock awards on the basis of the fair value of the stock at the date of grant, amortized over the vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation (in millions, except per share amounts):

	2004	2003	2002
		(Restated)	(Restated)
Net income, as reported	$41.6	$23.1	$47.8
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	0.8	0.6	1.5
Stock-based compensation expense determined under fair value based method, net of tax	(4.2)	(4.5)	(4.8)

Pro forma net income	$38.2	$19.2	$44.5

Earnings per share:
Basic — as reported	$1.21	$0.68	$1.44

Basic — pro forma	$1.11	$0.56	$1.34

Diluted — as reported	$1.19	$0.67	$1.40

Diluted — pro forma	$1.09	$0.55	$1.30

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2004	2003	2002
Expected life	5.0	5.0	5.0
Forfeiture rate	20%	20%	20%
Dividend rate	0%	0%	0%
Price volatility	50%	52%	50%
Risk-free interest rate	3.5%	2.9%	3.5%

The weighted average fair value of options granted was $7.89, $7.36 and $12.35 for fiscal 2004, 2003 and 2002, respectively.

Stock Options and Restricted Shares

We have stock option and restricted stock plans which provide incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. Shares reserved under the various plans amounted to 5.4 million as of January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

In fiscal 2004, 87,000 restricted shares were granted with a total market value of $1.4 million. Of the shares granted, 52,000 are subject to a performance requirement that has not been met. The remaining 35,000 shares are subject to a performance requirement, which has been met and the share price has been fixed. These shares will be distributed ratably over the four-year vesting period. Of the original shares granted in fiscal 2004, approximately 16,000 have been cancelled as of January 29, 2005.

In fiscal 2003, 100,000 restricted shares were granted with a total market value at the grant date of $1.6 million. This grant was subject to a performance requirement, which has been met, and the shares will be issued ratably over a four-year vesting period. Of the shares granted in 2003, 50,000 have been cancelled as of January 29, 2005. In fiscal 2002, 100,000 restricted shares were granted with a total market value at the grant date of $2.6 million. This grant was subject to a performance requirement, which has been met, and the shares are to be issued ratably over a five-year vesting period. Compensation expense related to restricted shares amounted to $1.3 million, $1.0 million, and $2.5 million for fiscal years 2004, 2003 and 2002, respectively.

A summary of changes in our stock option plans for fiscal 2004, 2003 and 2002 is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number of	Average Option	Number of	Average Option	Number of	Average Option
	Shares	Price/Share	Shares	Price/Share	Shares	Price/Share
Outstanding at beginning of year	3,253,177	$18	2,950,167	$19	2,407,733	$16

Granted	373,970	$17	446,000	$15	798,600	$26
Exercised	(454,602)	$13	(61,140)	$12	(191,766)	$12
Canceled	(405,123)	$22	(81,850)	$22	(64,400)	$24

Outstanding at end of year	2,767,422	$18	3,253,177	$18	2,950,167	$19

Options exercisable at end of year	1,724,630	$18	1,686,595	$16	961,623	$16

The following table summarizes information about stock options outstanding at January 29, 2005:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$5 - $10	433,414	2.3	$7	433,414	$7
$10 - $15	235,648	3.4	$11	225,398	$11
$15 - $20	1,046,859	7.4	$16	339,650	$16
$20 - $25	69,225	6.3	$23	55,750	$23
$25 - $35	957,276	6.4	$27	645,418	$27
$35 - $45	25,000	4.6	$36	25,000	$36

	2,767,422	5.9	$18	1,724,630	$18

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method.

The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Net income as reported	$41,589	$23,134	$47,759

Weighted average common shares — basic	34,512	34,260	33,241
Dilutive effect of stock options and restricted stock	443	424	940

Weighted average common shares — diluted	34,955	34,684	34,181

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, options to purchase 1,056,800, 1,349,200 and 507,900 common shares were not included in the computation of weighted average common shares – diluted for fiscal years 2004, 2003 and 2002, respectively.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because actual results may differ from those estimates, we revise our estimates and assumptions as new information becomes available.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” in January 2003. FIN No. 46 establishes accounting and disclosure requirements for ownership interests in entities that have certain financial or ownership characteristics (sometimes known as special purpose entities). Subsequent to issuing FIN No. 46, the FASB continued to propose modifications and issue FASB Staff Positions (“FSPs”) that changed and clarified FIN No. 46. These modifications and FSPs were subsequently incorporated into FIN No. 46 (revised) (“FIN No. 46R”), which was issued in November 2003 and replaces FIN No. 46. Among other things, FIN No. 46R a) essentially excludes operating businesses from its provisions subject to certain conditions, b) states the provisions of FIN No. 46R are not required to be applied if a company is unable to obtain the necessary information, c) includes new definitions and examples of what variable interests are, d) clarifies and changes the definition of a variable interest entity and e) clarifies and changes the definition and treatment of de facto agents. FIN No. 46R is effective for companies that have interests in variable interest entities or potential variable interest entities for periods ending after December 15, 2003. Application of FIN No. 46R for all other types of entities is required for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a significant impact on our results of operations, cash flows or financial position. We continually evaluate the potential impact of FIN No. 46R on all business relationships.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment,” (“FAS123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro-forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. Although we have not quantified the valuation and transition method, the adoption of the provisions of FAS 123(R) could have a significant impact on reported net income and earnings per share. As such, the adoption may result in amounts that differ from the current pro forma disclosures under FAS 123.

2. Restatement Of Prior Financial Information

In late 2004 we began a review of lease accounting and the applicable accounting literature, (FASB issued Statement No. 13 (“SFAS 13”), “Accounting for Leases,” FASB issued Technical Bulletin No. 88-1 (“FTB 88-1”), “Issues Relating to Accounting for Leases,” and FASB issued Technical Bulletin No. 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”). As a result of that review, we have identified areas where our historical accounting practices required correction to conform to GAAP.

Our historical accounting practice had been to recognize straight-line rent expense and certain tenant allowances for operating leases beginning on the store opening date specified in the lease, which had the effect of excluding the build-out period for our stores from the calculation of the period over which we expensed rent. We determined that the proper accounting practice is to include the build-out period in the amortization period for straight-line rent expense and tenant allowances on all operating leases and we changed our lease accounting practice accordingly. In addition, tenant allowances have been reclassified from a contra asset in property and equipment, net to deferred credits from landlords and other in the Consolidated Balance Sheets. The amortization of those tenant allowances has also been reclassified from a reduction of depreciation expense to a reduction of rent expense in the Consolidated Statements of Operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the Consolidated Statements of Cash Flows.

The restatement includes adjustments to costs of goods sold, buying and occupancy costs, gross income, operating income, income from continuing operations before income taxes, provision for income taxes, income from continuing operations, net income and earnings per share. These changes increased net income and earnings per share by $22,000 and $0.00 per diluted share in the first three fiscal quarters of 2004. The restatement adjustments increased our net income and earnings per share in fiscal 2003 by approximately $583,000 or $0.02 per diluted share, and increased net income and earnings per share in fiscal 2002 by approximately $421,000 or $0.01 per diluted share. Although the restatement did not impact any net cash flows, it did have the effect of increasing operating cash flows and increasing capital expenditures by a similar amount. These changes increased our operating cash flows and increased our cash used in investing activities in fiscal 2003 and fiscal 2002 by $10.3 million and $8.6 million, respectively. The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as a $6.2 million reduction to retained earnings, a change of less than 5% to total shareholders’ equity, as of February 2, 2002 in the accompanying consolidated statement of changes in shareholders’ equity.

While the net dollar amounts are not material to net earnings, financial position or net cash flows for the periods presented, we felt the cumulative impact was material if it had been made as a one-time correcting entry in the fourth fiscal quarter of 2004. As such, we believe it is appropriate to restate historical results presented herein to preserve comparability of all reported results. In addition, during 2004 we corrected the classification of changes in cash overdrafts from net cash provided by operating activities to net cash provided by financing activities in the Consolidated Statements of Cash Flows.

The restated amounts and line items impacted by these restatements are provided below.

	January 31, 2004
	As Previously
(In thousands, except per share data)	Reported	As Restated
Consolidated Balance Sheets:
Receivables	6,802	9,164
Property and equipment, net	147,038	184,924
Deferred income taxes	6,780	10,028
Accrued expenses	41,725	42,193
Deferred credits from landlords and other	13,956	68,475
Total shareholders’ equity	281,753	276,565

	Year Ended January 31, 2004		Year Ended February 1, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Operations:
Costs of goods sold, buying and occupancy costs	$399,003	$398,055	$403,088	$402,403
Gross income	199,678	200,626	237,232	237,917
Operating income	45,403	46,351	79,241	79,926
Income from continuing operations before income taxes	45,531	46,479	78,724	79,409
Provision for income taxes	17,000	17,365	30,200	30,464
Income from continuing operations	28,531	29,114	48,524	48,945
Net income	22,551	23,134	47,338	47,759
Net income per share:
Basic	$0.66	$0.68	$1.43	$1.44
Diluted	$0.65	$0.67	$1.39	$1.40

	Year Ended January 31, 2004		Year Ended February 1, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$56,584	$58,358	$55,712	$72,038
Net cash used for investing activities (1)	(88,544)	(98,856)	(96,220)	(104,796)
Net cash provided by financing activities	717	9,255	23,474	15,724

(1)	As previously reported, after impact of revision in the classification of certain securities as discussed in Note 1.

We did not amend our previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

All referenced amounts for prior periods in these financial statements and the notes thereto reflect the balances and amounts on a restated basis.

3. New Financial Statement Captions

During the third fiscal quarter of 2004, our Board of Directors approved a new investment policy. This new investment policy necessitated two new account categories on our Consolidated Balance Sheet and two new categories on our Consolidated Statements of Cash Flows. Investments, classified as a current asset, is used for investment in debt securities with maturities less than 1 year from the balance sheet date, as well as available-for-sale securities. Long-term investments, shown in non-current assets, is used for investments in debt securities with maturities greater than one year from the balance sheet date. The first new classification on our Consolidated Statements of Cash Flows is in the investing activities section and is titled Purchase of investments. This represents the cash used to purchase investment instruments. The second new classification on our Consolidated Statements of Cash Flows is in the investing activities section and is titled Sale of investments. This represents the cash generated by the sale of investment instruments. We have also renamed items previously classified as Other liabilities to Deferred credits from landlords and other.

4. Investments

At January 29, 2005, we held investments in securities that were classified as held-to-maturity based of our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at January 29, 2005 were municipal debt securities issued by states of the United States or political subdivisions of the states. The table below details the investments classified as held-to-maturity owned by us at January 29, 2005 (in thousands):

	Maturity
	Less than 1
	Year	1 to 5 Years
Aggregate fair value	$19,521	$6,726
Gross unrecognized holding gains	—	—
Gross unrecognized holding losses	(44)	(50)

Net carrying amount	$19,565	$6,776

At January 29, 2005 and January 31, 2004, we held $158.6 million and $110.9 million, respectively, of current investments, consisting of auction rate municipal bonds, variable rate municipal demand notes and preferred shares of tax-exempt closed-end mutual funds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gain (losses) from these current investments. All income generated from these current investments was recorded as interest income.

The table below details the marketable securities classified as available-for-sale owned by us at January 29, 2005 (in thousands):

	2004	2003
	Maturity	Maturity
	Less than 1	Less than 1
	Year	Year
Aggregate fair value	$139,065	$110,895
Gross unrecognized holding gains	—	—
Gross unrecognized holding losses	—	—

Net carrying amount	$139,065	$110,895

Interest income (expense), net, consisted of the following (in thousands):

	2004	2003	2002
Interest income	$2,263	$1,610	$1,830
Interest expense	(956)	(1,482)	(2,347)

Interest income (expense), net	$1,307	$128	($517)

5. Property And Equipment

Property and equipment, at cost, consisted of (in thousands):

	January 29,	January 31,
	2005	2004
		(Restated)
Land	$8,105	$8,103
Buildings	42,049	42,045
Furniture, fixtures and equipment	176,973	163,748
Leaseholds improvements	108,136	104,441
Construction-in-progress	2,058	4,378

Total	337,321	322,715
Less: accumulated depreciation	(156,872)	(137,791)

Property and equipment, net	$180,449	$184,924

6. Leased Facilities And Commitments

We operate stores under lease agreements expiring on various dates through 2016. The initial terms of leases are generally 10 years. Annual store rent is generally composed of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Many of the leases provide for future rent escalations and renewal options. Most leases require that we pay taxes, common area costs and certain other expenses.

At January 29, 2005, we operated 82 stores under sublease agreements with Limited Brands. These sublease agreements require that we pay a proportionate share, based on selling space, of all costs, principally rent, maintenance, taxes and utilities. Pursuant to the sublease agreements, we are required to pay contingent rent to Limited Brands if stores’ sales exceed a stipulated amount. Limited Brands also provides guarantees on 37 store leases and assesses a fee based on stores’ sales exceeding defined levels.

In addition, we lease certain equipment under operating lease agreements that expire at various dates through 2008.

A summary of rent expense for fiscal 2004, 2003 and 2002 follows (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Fixed minimum	$57,390	$54,036	$49,426
Contingent	2,411	1,801	1,439
Amortization of tenant allowances	(439)	(1,058)	(869)

Total store rent	59,362	54,779	49,996
Equipment and other	2,380	3,523	4,427

Total rent expense	$61,742	$58,302	$54,423

A summary of rent commitments under non-cancelable operating leases as of January 29, 2005 follows (in thousands):

2005	$59,777
2006	54,126
2007	46,441
2008	40,496
2009	37,158
Thereafter	88,458

7. Accrued Expenses

Accrued expenses consisted of (in thousands):

	January 29,	January 31,
	2005	2004
		(Restated)
Compensation, payroll taxes and benefits	$14,739	$6,750
Rent and store expenses	12,131	11,846
Deferred revenue	9,913	8,329
Taxes, other than income and payroll	5,531	5,346
Point of sale operating lease buy out	—	3,068
mishmash store closing and impairment charges and other	5,268	6,854

Total	$47,582	$42,193

8. Credit Facility

On April 29, 2003, we entered into a credit facility (the “Credit Facility) with a syndicate of banks. The Credit Facility consists of a $100 million unsecured revolving loan commitment. The Credit Facility’s interest rates and fees reflect matrix pricing. At our option, interest rates are based on the London Inter-bank Offered Rate or Prime plus a spread as defined in the agreement. Under the terms of the Credit Facility, we are required to comply with certain covenants, including financial ratios such as leverage, coverage and tangible net worth. The Credit Facility limits us from incurring certain additional indebtedness, restricts substantial asset sales and provides for a springing lien against certain assets in the event of default.

On September 16, 2003, the Credit Facility was amended, and became retroactively effective as of July 31, 2003. In exchange for the modification of certain financial covenants we agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage.

On October 29, 2004, we amended two provisions of the Credit Facility. First, in exchange for maintaining certain financial covenants, the pledge of an investment account has been eliminated. In the event of a default, we now have the option of providing an investment account equal to 110% of any outstanding letters of credit and any revolving commitment usage in lieu of the springing lien against certain assets. The second provision amended the limitations on dividends and restricted payments, which can include stock repurchases. The limits are eliminated as long as we maintain an agreed upon cash balance. In the event the actual cash balance for a previous 90-day period falls below $75 million, dividends and restricted payments will be limited to 50% of prior year net earnings. As of January 29, 2005, we are in compliance with all applicable terms of the amended Credit Facility. At the end of fiscal 2004, 2003 and 2002, amounts available under the credit facility were $78.6 million, $100 million and $50 million, respectively.

9. Income Taxes

The provision for income taxes consisted of the following (in thousands):

	2004	2003	2002
		(Restated)	(Restated)
Current:
Federal	$18,158	$8,917	$24,348
State	2,736	1,948	3,847
Foreign	162	19	10

Total current	21,056	10,884	28,205
Deferred:
Federal	3,216	6,123	2,021
State	(175)	358	238

Total deferred	3,041	6,481	2,259

Income tax expense for continuing operations	24,097	17,365	30,464
Income tax benefit for discontinued operations	—	(3,800)	(800)

Total income tax provision	$24,097	$13,565	$29,664

The foreign component of pretax income, arising principally from overseas sourcing operations, was $922,000 in 2004, $100,000 in 2003 and $57,000 in 2002.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	2004	2003	2002
		(Restated)	(Restated)
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.2	3.5
Concluding state tax examinations	(0.8)	0.0	0.0
Other items, net	(0.8)	(0.8)	(0.2)

Total effective income tax rate for continuing operations	36.7%	37.4%	38.3%

During 2004, we favorably concluded a number of state tax examinations. The effect of the favorable conclusions was to reduce the liability representing exposures for these issues.

The effect of temporary differences, which give rise to net deferred tax balances, was as follows (in thousands):

	January 29, 2005		January 31, 2004
	Assets	Liabilities	Total	Assets	Liabilities	Total
				(Restated)		(Restated)
Tax depreciation in excess of book	$—	$(4,767)	$(4,767)	$—	$(3,203)	$(3,203)
Rent	4,148	—	4,148	4,229	—	4,229
Inventory	1,272	—	1,272	1,362	—	1,362
Accrued expenses	6,840	—	6,840	7,599	—	7,599
Store supplies - basis differential	—	(4,857)	(4,857)	—	(4,703)	(4,703)
Other, net	3,229	—	3,229	3,622	—	3,622

Total deferred income taxes	$15,489	$(9,624)	$5,865	$16,812	$(7,906)	$8,906

No valuation allowance has been provided for deferred tax assets because we believe that it is reasonably certain that the full amount of the net deferred tax assets will be realized in the future.

Income taxes payable included net current deferred tax liabilities of $3.2 million and $1.1 million as of January 29, 2005 and January 31, 2004, respectively.

10. Retirement Benefits

We sponsor a qualified defined contribution retirement plan. Our contributions to this plan are based on a percentage of the associates’ eligible annual compensation. Participation in the qualified plan is available to all associates who have completed 1,000 or more hours of service during certain 12-month periods and attained the age of 21.

We also sponsor a nonqualified supplemental retirement plan and a nonqualified alternate savings plan. Our contributions to the supplemental retirement plan are based on a percentage of the associates’ eligible annual compensation. In the case of the alternate savings plan, our contributions are based on a match of the associates’ contribution up to a pre-determined percentage. Participation in the nonqualified plan is subject to service and compensation requirements. At January 29, 2005 and January 31, 2004, we had accrued $14.2 million and $14.0 million, respectively, for our obligations under these plans. Beginning in 2002, we purchased corporate-owned life insurance policies in connection with the nonqualified plans. The cash value of these policies included in other long-term assets was $14.3 million and $13.5 million at January 29, 2005 and January 31, 2004, respectively.

The cost of all three plans was $4.8 million, $4.0 million, and $5.4 million in fiscal years 2004, 2003 and 2002, respectively.

11. Common Stock Financing

On May 24, 2002, we sold 2.4 million shares of our common stock, resulting in net proceeds of $73.4 million. Concurrently, we paid off the $50 million term loan outstanding at that time and the remaining proceeds from the sale of common stock were used for general corporate purposes.

12. Legal Matters

There are various claims, lawsuits and other legal actions pending for and against Too, Inc. incident to the operations of its business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on Too’s results of operations, cash flows or financial position.

13. Discontinued Operations

On May 28, 2003, we announced the discontinuation of the mishmash retail concept in favor of redirecting our resources to the development of Justice, our new concept focused on value-priced sportswear and accessories for ‘tween girls, ages 7 to 14. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003. Four of the former mishmash locations have been converted to the Justice format and have since reopened. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified our Consolidated Statements of Operations to segregate the revenues and expenses of our mishmash operations. The net operating results of mishmash are shown in the Discontinued Operations section of the Consolidated Statements of Operations. As a result, a loss on discontinued operations, net of tax, of $6.0 million and $1.2 million for fiscal 2003 and 2002, respectively, has been reflected in our Consolidated Statements of Operations. The loss in fiscal 2003 is comprised of an after-tax loss from operations of mishmash of $1.4 million and an after-tax loss on mishmash store closings and impairment charges of $4.6 million. The tax benefit related to discontinued operations was $3.8 million and $0.8 million for 2003 and 2002, respectively. The loss from operations of mishmash includes net sales of $8.3 million and $7.1 million for fiscal 2003 and 2002, respectively.

The store closing costs were recorded in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table provides a detail of each major type of cost associated with the store closings (in thousands):

2003
One-time termination benefits	$41
Contract termination costs	1,704
Other associated costs	245

Store closing costs	1,990
Income tax benefit	(780)

Store closing costs, net of tax	$1,210

The following tables provide a reconciliation of the liability balances during fiscal years 2003 and 2004, which are included in the Accrued Expenses line of the Consolidated Balance Sheets (in thousands):

	Beginning			Ending
	Accrual			Accrual
	Balance	Current	Costs	Balance
	February 1,	Period	Paid or	January 31,
	2003	Expense	Settled	2004
One-time termination benefits	$—	$41	($41)	$—
Contract termination costs	—	1,704	(512)	1,192
Other associated costs	—	245	(245)	—

Store closing costs liability	$—	$1,990	($798)	$1,192

	Beginning			Ending
	Accrual			Accrual
	Balance	Current	Costs	Balance
	February 1,	Period	Paid or	January 29,
	2004	Expense	Settled	2005
Contract termination costs	$1,192	$—	($949)	$243

Store closing costs liability	$1,192	$—	($949)	$243

In accordance with SFAS No. 144, an impairment charge of $5.5 million ($3.4 million, net of tax), was incurred in 2003. The impairment charge reflects the difference between the carrying value and fair value of mishmash’s store assets.

14. Quarterly Financial Data (unaudited, in thousands, except per share amounts)

The financial data below has been restated as described in Note 2:

2004	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)
Net sales	$154,145	$139,940	$174,987	$206,762
Gross income	50,742	44,299	65,782	81,064
General, administrative and store operating expenses	42,923	42,166	47,802	44,617
Income from continuing operations	5,051	1,576	11,411	23,551
Net income	5,051	1,576	11,411	23,551
Earnings per share — basic	$0.14	$0.05	$0.33	$0.69
Earnings per share — diluted	$0.14	$0.05	$0.33	$0.67

2003	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$137,971	$131,704	$146,020	$182,986
Gross income	42,791	40,264	48,084	69,487
General, administrative and store operating expenses	35,555	38,835	39,797	40,088
Income from continuing operations	4,697	918	5,055	18,444
Net income (loss)	4,260	(3,550)	4,372	18,052
Earnings (loss) per share — basic	$0.12	($0.10)	$0.13	$0.53
Earnings (loss) per share — diluted	$0.12	($0.10)	$0.13	$0.52

The following tables contain selected quarterly financial data for fiscal 2003 and the first three quarters of fiscal 2004 as previously reported in our filed Quarterly Reports on Form 10-Q:

2004	First	Second	Third
	(As Previously	(As Previously	(As Previously
	Reported)	Reported)	Reported)
Net sales	$154,145	$139,940	$174,987
Gross income	51,053	43,999	65,733
General, administrative and store operating expenses	42,923	42,166	47,802
Income from continuing operations	5,243	1,392	11,381
Net income	5,243	1,392	11,381
Earnings per share — basic	$0.15	$0.04	$0.33
Earnings per share — diluted	$0.15	$0.04	$0.33

2003	First	Second	Third	Fourth
	(As Previously	(As Previously	(As Previously	(As Previously
	Reported)	Reported)	Reported)	Reported)
Net sales	$137,971	$131,704	$146,020	$182,986
Gross income	42,627	39,808	48,326	68,917
General, administrative and store operating expenses	35,555	38,835	39,797	40,088
Income from continuing operations	4,596	638	5,204	18,093
Net income (loss)	4,159	(3,830)	4,521	17,701
Earnings (loss) per share — basic	$0.12	($0.11)	$0.13	$0.52
Earnings (loss) per share — diluted	$0.12	($0.11)	$0.13	$0.51

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Too, Inc.:

We have completed an integrated audit of Too, Inc.’s fiscal 2004 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its fiscal 2003 and fiscal 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Too, Inc. and its subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2003 and fiscal 2002 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Too, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, because the Company did not maintain effective controls over its selection and application of lease accounting policies related to tenant allowances and the recording of rent during construction periods based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of January 29, 2005, management has concluded that the Company’s controls over the selection and application of its lease accounting policies related to tenant allowances and the recording of rent during construction periods were ineffective to ensure that such leasing transactions were recorded in accordance with accounting principles generally accepted in the United States of America. Specifically, the deficiency in the Company’s controls over the selection and application of its lease accounting policies failed to identify misstatements in property and equipment, deferred credits from landlords, rent expense, depreciation expense and the related impact of these items on cash provided by operating activities and cash used for investing activities in the consolidated statements of cash flows, which resulted in restatements of the Company’s 2003 and 2002 annual consolidated financial statements and the 2004 and 2003 interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of property and equipment, deferred credits from landlords, rent expense, depreciation expense, and cash provided by operating activities and cash used in investing activities, that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the January 29, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Too, Inc. did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Too, Inc. has not maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
April 12, 2005

Item 9A. Controls And Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer (our Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As described below, our testing of internal control over financial reporting indicated a material weakness in our application of lease accounting principles generally accepted in the United States of America as of January 29, 2005. We began a review of our accounting policies and practices with respect to leases in late 2004 based on an emerging retail industry focus on the application of FASB Technical Bulletin 88-1, “Issues Related to Accounting for Leases”. As a result of this review, we identified errors in our accounting for tenant allowances and our practice of recording rent expense on a straight-line basis beginning with the store opening date as opposed to an earlier possession date. Accordingly, we have restated our consolidated financial statements for the years ended January 31, 2004 and February 1, 2003 and the 2004 and 2003 interim consolidated financial statements. We have performed an evaluation of our disclosure controls and procedures as of January 29, 2005 and as a result of the material weakness discussed below and corresponding restatement, our Chief Executive Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures as required by Exchange Act Rules 13a-15(b) or 15d-15(b) as of January 29, 2005. This material weakness was considered in the preparation of the consolidated financial statements and we performed additional analysis and other post-closing procedures to ensure our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Notwithstanding the material weakness discussed below, we have concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. No other material weaknesses were identified as a result of our management’s assessment.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process that is designed under the supervision of our Chief Executive Officer and Chief Operating Officer (our Principal Financial Officer) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

i.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures recorded by us are being made only in accordance with authorizations of our management and board of directors of the Company; and

iii.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 29, 2005, our management has concluded that our controls over the selection and application of our lease accounting policies related to tenant allowances and the recording of rent during construction periods were ineffective to ensure that such leasing transactions were recorded in accordance with accounting principles generally accepted in the United States of America. Specifically, the deficiency in our controls over the selection and application of our lease accounting policies failed to identify misstatements in property and equipment, deferred credits from landlords, rent expense, depreciation expense and the related impact of these items on cash provided by operating activities and cash used for investing activities in the consolidated statements of cash flows, which resulted in restatements of our 2003 and 2002 annual consolidated financial statements and the 2004 and 2003 interim consolidated financial statements. Additionally, this control deficiency could result in a misstatement of property and equipment, deferred credits from landlords, rent expense, depreciation expense, and cash provided by operating activities and cash used for investing activities that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, our management has concluded that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of January 29, 2005 based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005 as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the last fiscal quarter except as otherwise disclosed herein that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In first quarter of fiscal 2005, we will enhance our controls to ensure that the selection and application of our lease accounting policies is in accordance with generally accepted accounting principles in the United States of America and revise our lease accounting policies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is set forth under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our proxy statement for the Annual Meeting of Stockholders to be held May 19, 2005 (the “Proxy Statement”) and is incorporated herein by reference.

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics for Senior Financial Officers may be obtained free of charge by writing to Too, Inc., Attn: Investor Relations, 8323 Walton Parkway, New Albany, Ohio 43054.

Item 11. Executive Compensation.

The information required by this Item is set forth under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is set forth under the captions “ELECTION OF DIRECTORS – Security Ownership of Directors and Management,” “SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions.

The information required by this Item is set forth under the caption “ELECTION OF DIRECTORS - Nominees and Directors” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees And Services.

The information required by this Item is set forth under the caption “FEES OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) List of Financial Statements.

The following consolidated financial statements of Too, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to Item 8:

•	Consolidated Statements of Operations for the fiscal years ended January 29, 2005, January 31, 2004 (Restated), and February 1, 2003 (Restated).

•	Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (Restated).

•	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 29, 2005, January 31, 2004 (Restated), and February 1, 2003 (Restated).

•	Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 (Restated), and February 1, 2003 (Restated).

•	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

(a) (2) List of Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or are not applicable or the required information is included in the Company’s Consolidated Financial Statements and Notes thereto, described in Item 15(a)(1) above.

(a) (3) List of Exhibits.

2.1	Distribution Agreement dated as of August 23, 1999 between The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed October 1, 1999).

3.1	Amended and Restated Certificate of Incorporation of Too, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 1, 1999).

3.2	Amended and Restated Bylaws of Too, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 1, 1999).

3.3	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Too, Inc. as filed with the Delaware Secretary of State on August 27, 2001

(incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 27, 2001).

4.1	Specimen Certificate of Common Stock of Too, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 1, 1999).

4.2	Rights Agreement, dated as of August 14, 2001, by and between the Company and EquiServe Trust Company, N.A., as Rights Agent, and which includes as Exhibit A thereto the form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock, as Exhibit B thereto the form of Right Certificate and as Exhibit C thereto the Summary of Rights (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 27, 2001).

4.3	Agreement of Substitution and Amendment of Rights Agreement, dated as of November 11, 2003, to be effective as of October 20, 2003, between the Company and American Stock Transfer & Trust Company, a New York banking corporation, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A No.1 filed December 17, 2003).

10.2	Store Leases Agreement dated as of August 23, 1999 by and among The Limited Stores, Inc., Victoria’s Secret Stores, Inc., Lerner New York, Inc., Express, LLC, Structure, Inc., The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 1, 1999).

10.3	Trademark and Service Mark Licensing Agreement dated as of August 23, 1999 between Limco, Inc. and LimToo, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 1, 1999).

10.5	Tax Separation Agreement dated August 23, 1999 between The Limited, Inc., on behalf of itself and the members of The Limited Group, and Too, Inc., on behalf of itself and the members of the Too Group. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 1, 1999).

10.9	Too, Inc. Second Amended and Restated 1999 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q filed on June 14, 2001).

10.10	Too, Inc. Third Amended and Restated 1999 Stock Option Plan for Non-Associate Directors (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed on June 14, 2001).

10.11	Too, Inc. Second Amended and Restated Savings and Retirement Plan.*

10.12	Too, Inc. First Amended and Restated Supplemental Retirement and Deferred Compensation Plan. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 11, 2000).

10.13	Employment Agreement, dated as of September 15, 2003, between the Company and Michael W. Rayden (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on April 7, 2004).

10.14	Executive Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

10.15	Employment Agreement, dated as of September 15, 2003, between the Company and Kent A. Kleeberger (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on April 7, 2004).

10.16	Employment Agreement, dated as of September 15, 2003, between the Company and James C. Petty (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on April 7, 2004).

10.17	Employment Agreement, dated as of September 15, 2003, between the Company and Ronald Sykes (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on April 7, 2004).

10.18	Executive Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on May 2, 2001).

10.19	Employment Agreement, dated as of September 15, 2003, between the Company and Sally A. Boyer (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on September 8, 2004).

10.20	Executive Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

10.21	Employment Agreement, dated as of September 15, 2003, between the Company and Scott M. Bracale (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 7, 2004).

10.22	Executive Agreement, dated as of September 15, 2000, between the Company and Scott M. Bracale (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on April 9, 2003).

10.23	Employment Agreement, dated as of September 15, 2003, between the Company and Joan E. Munnelly (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on April 7, 2004).

10.24	Executive Agreement, dated as of September 15, 2000, between the Company and Joan E. Munnelly (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on April 9, 2003).

10.25	Employment Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on April 7, 2004).

10.26	Executive Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 7, 2004).

10.27	Credit Agreement, dated as of April 29, 2003, among the Company, as Borrower, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), National City Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 7, 2003).

10.28	First Amendment to Credit Agreement among the Company, as Borrower, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), National City Bank, as Agent, Fifth Third Bank, as co-syndication agent, LaSalle Bank National Association, as co-syndication agent, Bank of America, N.A., as co-documentation agent, and The Huntington National Bank, as co-documentation agent (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q filed on September 16, 2003).

10.29	Second Amendment to Credit Agreement, dated as of October 29, 2004, among the Company, as Borrower, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), National City Bank, as Agent, Fifth Third Bank, as co-syndication agent, LaSalle Bank National Association, as co-syndication agent, Bank of America, N.A., as co-documentation agent, and The Huntington National Bank, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2004).

10.30	Too, Inc. Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 7, 2004).

10.31	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2005).

10.32	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 11, 2005).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on April 7, 2004).

23	Consent of Independent Registered Public Accounting Firm. *

24	Powers of Attorney.*

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.

**	Furnished with this report.

(b)	Exhibits.

The exhibits to this report are listed in section (a) (3) of Item 15 above.

(c)	Financial Statement Schedules.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2005	TOO, INC.
(registrant)

By /s/ William E. May

William E. May
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2005:

Signature	Title

/s/ MICHAEL W. RAYDEN*	Chairman of the Board of Directors,
Michael W. Rayden	President and Chief Executive Officer

/s/ WILLIAM E. MAY	Executive Vice President and
Chief Operating Officer
William E. May	(Principal Financial Officer)

/s/ ELIZABETH M. EVEILLARD*	Director

Elizabeth M. Eveillard

/s/ NANCY J. KRAMER*	Director

Nancy J. Kramer

/s/ DAVID A. KRINSKY*	Director

David A. Krinsky

/s/ PHILIP E. MALLOTT*	Director

Philip E. Mallott

/s/ FREDRIC M. ROBERTS*	Director

Fredric M. Roberts

/s/ KENNETH JAMES STROTTMAN*	Director

Kenneth James Strottman

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By /s/ William E. May

William E. May
Attorney-in-fact