Form 10-Q
period 2005-04-30
TOO, INC.
filed 2005-06-09
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission file number 1-14987

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1333930 (I.R.S. Employer Identification No.)

8323 Walton Parkway, New Albany, OH (Address of principal executive offices)	43054 (Zip Code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 3, 2005

$.01 Par Value	33,152,685 Shares

TOO, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TOO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen
	Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
Net sales	$164,410	$154,145
Cost of goods sold, including buying and occupancy costs	102,807	103,403

Gross income	61,603	50,742
General, administrative and store operating expenses	50,386	42,923

Operating income	11,217	7,819
Interest income, net	459	213

Earnings before income taxes	11,676	8,032
Provision for income taxes	4,266	2,981

Net income	$7,410	$5,051

Net income per share:

Basic	$0.21	$0.15
Diluted	$0.21	$0.14

Weighted average common shares:

Basic	34,758	34,403

Diluted	35,452	34,914

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	April 30,	January 29,
	2005	2005
ASSETS
Current Assets:
Cash and equivalents	$30,613	$26,212
Investments	128,894	158,630
Restricted assets	957	954
Receivables	10,603	10,844
Inventories	55,772	62,441
Store supplies	14,495	13,464
Prepaids and other assets	10,217	10,082

Total current assets	251,551	282,627

Property and equipment, net	184,514	180,449
Long-term investments	6,795	6,776
Deferred income taxes	8,624	9,046
Other assets	14,701	14,798

Total assets	$466,185	$493,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,700	$29,431
Accrued expenses	47,757	47,582
Income taxes payable	10,559	24,559

Total current liabilities	81,016	101,572

Deferred credits from landlords and other	69,643	69,600

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, 50 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 35.6 million and 34.9 million shares issued, 34.3 million and 34.7 million shares outstanding at April 30, 2005 and January 29, 2005, respectively	356	349
Treasury stock, at cost, 1,280,209 and 165,709 shares, respectively	(31,672)	(4,391)
Paid in capital	140,584	127,718
Retained earnings	206,258	198,848

Total shareholders’ equity	315,526	322,524

Total liabilities and shareholders’ equity	$466,185	$493,696

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirteen Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
Cash flows from operating activities:

Net income	$7,410	$5,051

Impact of other operating activities on cash flows:

Depreciation and amortization	7,149	6,407

Changes in assets and liabilities:
Inventories	6,669	1,935
Accounts payable and accrued expenses	(7,147)	(8,470)
Income taxes	(8,553)	(1,130)
Other assets	(828)	1,285
Deferred credits from landlords and other liabilities	43	806

Net cash provided by operating activities	4,743	5,884

Investing activities:

Capital expenditures	(11,444)	(7,949)
Purchase of investments	(82,838)	(130,515)
Sale of investments	112,555	130,160
Restricted assets	(3)	5,582

Net cash provided by (used for) investing activities	18,270	(2,722)

Financing activities:

Repurchase of common stock	(27,281)	—
Change in cash overdraft	1,459	(258)
Stock options and other equity changes	7,210	709

Net cash (used for) provided by financing activities	(18,612)	451

Net increase in cash and equivalents	4,401	3,613

Cash and equivalents, beginning of year	26,212	4,991

Cash and equivalents, end of year	$30,613	$8,604

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Summary of Significant Accounting Policies

Too, Inc., (referred to herein as “Too”, the “Company”, “we” or “us”) is the operator of two specialty retailing businesses, Limited Too and Justice. Limited Too sells apparel, underwear, sleepwear, swimwear, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Justice, launched by us in January 2004, sells value-priced sportswear and accessories for girls ages seven to fourteen years. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company.

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

For a more complete discussion of our significant accounting policies, refer to Note 1 to the Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 29, 2005.

2. Restatement of Prior Financial Information

In late 2004 we began a review of lease accounting and the applicable accounting literature, (FASB issued Statement No. 13 (“SFAS 13”), “Accounting for Leases,” FASB issued Technical Bulletin No. 88-1 (“FTB 88-1”), “Issues Relating to Accounting for Leases,” and FASB issued Technical Bulletin No. 85-3 (“FTB 85-3”), “Accounting for Operating Leases with Scheduled Rent Increases”). As a result of that review, we identified areas where our historical accounting practices required correction to conform to GAAP.

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

The restatement includes adjustments to costs of goods sold, buying and occupancy costs, gross income, operating income, income from continuing operations before income taxes, provision for income taxes, income from continuing operations, net income and earnings per share. These changes decreased net income and earnings per share by $0.2 million and $0.01 per diluted share in the first fiscal quarter of

2004. Although the restatement did not impact any net cash flows, it did have the effect of increasing operating cash flows and increasing capital expenditures by a similar amount.

The restated amounts and line items impacted by the restatement are provided below.

	May 1, 2004
	As Previously
(In thousands, except per share data)	Reported	As Restated
Consolidated Balance Sheets:
Receivables	$3,818	$7,766
Property and equipment, net	147,761	185,251
Deferred income taxes	6,780	10,148
Accrued expenses	42,562	36,358
Deferred credits from landlords and other	13,969	69,281
Total shareholders’ equity	$288,209	$282,829

	Quarter Ended May 1, 2004
	As Previously
	Reported	As Restated
Consolidated Statements of Operations:
Costs of goods sold, buying and occupany costs	$103,092	$103,403
Gross income	51,053	50,742
Operating income	8,130	7,819
Earnings before income taxes	8,343	8,032
Provision for income taxes	3,100	2,981
Income from continuing operations	5,243	5,051
Net income	$5,243	$5,051
Net income per share:
Basic	$0.15	$0.15
Diluted	$0.15	$0.14

	Quarter Ended May 1, 2004
	As Previously
	Reported	As Restated
Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$4,378	$5,884
Net cash used for investing activities (1)	(1,216)	(2,722)

(1)	As previously reported, after impact of revision in the classification of certain securities as discussed below.

We have also revised the classification of certain auction-rate marketable securities held by us from cash and cash equivalents to current investments. For the quarter ended May 1, 2004, before this revision in classification, net cash used for investing activities related to these current investments of $355,000 was included in cash and cash equivalents in the Consolidated Statement of Cash Flows.

All referenced amounts for prior periods in these financial statements and the notes thereto reflect the balances and amounts on a restated basis.

3. Shareholders’ Equity

During Q1 2005 our Shareholders’ Equity decreased $7.0 million. This reduction was driven by our repurchase of approximately 1.1 million shares of Too, Inc. common stock for an aggregate purchase price of $27.3 million classified as Treasury stock on our Consolidated Balance Sheets. This decrease was partially offset by increases in retained earnings and a $12.9 million increase in Paid in capital resulting from cash proceeds and tax benefits associated with the exercise of approximately 0.8 million options to purchase common stock during the quarter.

We continue to repurchase common stock as part of our share repurchase program and since April 30, 2005 and through the date of this filing, we have purchased approximately 1.4 million shares with an aggregate purchase price of $28.4 million.

4. Investments

At April 30, 2005, we held investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at April 30, 2005 were municipal debt securities issued by states of the United States or political subdivisions of the states.

The table below details the investments classified as held-to-maturity owned by us at April 30, 2005 and January 29, 2005, respectively (in thousands):

	April 30, 2005		January 29, 2005
	Maturity		Maturity
	Less than		Less than
	1 Year	1 to 5 Years	1 Year	1 to 5 Years
Aggregate fair value	$21,459	$6,701	$19,521	$6,726
Gross unrecognized holding gains	—	—	—	—
Gross unrecognized holding losses	(85)	(94)	(44)	(50)

Net carrying amount	$21,544	$6,795	$19,565	$6,776

At April 30, 2005 we held $128.9 million of current investments, which include auction rate municipal bonds, variable rate municipal demand notes and preferred shares of tax-exempt closed-end mutual funds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gain (losses) from these current investments. All income generated from these current investments was recorded as interest income.

The table below details the marketable securities classified as available-for-sale owned by us at April 30, 2005 and January 29, 2005, respectively (in thousands):

	April 30, 2005	January 29, 2005
	Maturity	Maturity
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$107,350	$139,065
Gross unrecognized holding gains	—	—
Gross unrecognized holding losses	—	—

Net carrying amount	$107,350	$139,065

Interest income, net, consisted of the following (in thousands):

	Thirteen
	Weeks Ended
	April 30,	May 1,
	2005	2004
Interest income	$796	$483
Interest expense	(337)	(270)

Interest income, net	$459	$213

5. Stock Based Compensation

We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation expense for stock options has been recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. We recognize compensation expense related to restricted stock awards on the basis of the fair value of the stock, amortized over the vesting period.

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

	Thirteen
	Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
Net income as reported	$7.4	$5.1
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	0.6	0.3
Stock-based compensation expense determined under fair value based method, net of tax	(1.9)	(1.4)

Pro forma net income	$6.1	$4.0

Earnings per share:
Basic — as reported	$0.21	$0.15

Basic — pro forma	$0.18	$0.12

Diluted — as reported	$0.21	$0.14

Diluted — pro forma	$0.17	$0.11

During Q1 2005 we updated our analysis of the forfeiture rate for stock option grants. The analysis indicates that 11% is more in line with our historical option activity patterns following our 1999 spin-off from The Limited. The approximate effect of this change in assumption was to increase compensation expense determined under the fair value based method, net of tax, by $0.6 million.

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen
	Weeks Ended
	April 30,	May 1,
	2005	2004
Expected life	5.0	5.0
Forfeiture rate	11%	20%
Dividend rate	—	—
Price volatility	48%	50%
Risk-free interest rate	4.0%	3.5%

The weighted average fair value of options granted during the thirteen weeks ended April 30, 2005 and May 1, 2004 was $13.17 and $7.75, respectively.

6. Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method.

The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	Thirteen
	Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
Net income	$7,410	$5,051

Weighted average common shares — basic	34,758	34,403
Dilutive effect of stock options and restricted stock	694	511

Weighted average common shares — diluted	35,452	34,914

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. For the thirteen weeks ended April 30, 2005 and May 1, 2004, options to purchase 1.081 million and 0.974 million common shares, respectively, were not included in the computation.

7. Inventories

Our fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season. Inventory includes a mid-season markdown adjustment, which reduced our inventory balance by $3.2 million on April 30, 2005, compared to a $3.8 million reduction in inventory on May 1, 2004.

8. Property and Equipment

Property and equipment at April 30, 2005 and January 29, 2005 consisted of (in thousands):

	April 30,	January 29,
	2005	2005
Land	$8,116	$8,105
Buildings	43,836	42,049
Furniture, fixtures and equipment	177,455	176,973
Leasehold improvements	109,428	108,136
Construction-in-progress	6,227	2,058

Total	345,062	337,321

Less: accumulated depreciation	(160,548)	(156,872)

Property and equipment, net	$184,514	$180,449

9. Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. We have not yet determined the financial statement impact, if any, of implementing FIN 47, however, through our initial review there has been no indication that FIN 47 will have a material impact on our financial position.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“FAS123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, under the provisions of FAS 123, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. Although we have not quantified the valuation and transition method, the adoption of the provisions of FAS 123(R) could have a significant impact on reported net income and earnings per share. As such, the adoption may result in amounts that differ from the current pro forma disclosures under FAS 123.

On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of FAS 123(R) for companies until the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt FAS 123(R) in the first quarter of fiscal 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Prior Financial Information

We have restated the consolidated statement of operations and cash flows for the three months ended May 1, 2004 in this Quarterly Report on Form 10-Q. The restatement corrects our historical accounting for operating leases and while the adjustments associated with the restatement did not impact net sales or net cash flows, the restatement did have an impact on other financial statement areas.

We have also revised the classification of certain auction-rate marketable securities held by us from cash and cash equivalents to current investments. For information with respect to the restatement and the revised classification of marketable securities see Note 2 to the consolidated financial statements. Throughout Item 2 of this Quarterly Report on Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Quarterly Overview

While we did not deliver the top line growth we would have liked, we are still very pleased with our results for the first quarter of 2005. We were able to achieve a 50% earnings per share increase on 1% comparative store sales growth. Additionally, we were able to improve our gross income rate through higher initial product mark-up, controlled markdowns, decreased promotional efforts and reduced catazine production costs. We circulated one catazine during Q1 2005 versus two in Q1 2004. We invested the catazine cost savings in a television ad campaign, which ran for five consecutive weeks prior to Easter.

Net sales for Q1 2005 improved 7% to $164.4 million, compared to $154.1 million for the quarter ended May 1, 2004. The sales increase was primarily a result of positive 1% comparable store sales and increased store count in our Limited Too and Justice brands. Net income for the quarter ended April 30, 2005 was $7.4 million, up 47% from first quarter 2004 net income of $5.1 million.

From a merchandising standpoint, better performing categories for the quarter included denim jeans wear, casual skirts and shirts, graphic sweats, and jackets. Jewelry and hair accessories, found in our “fun zone” continued to perform well, posting double-digit average store sales increases for the quarter. Under- performing categories included active and casual shorts, graphic tees and lifestyle products such as room décor, lamps, and pillows.

The table below shows line items as a percentage of net sales:

	Thirteen
	Weeks Ended
	April 30,	May 1,
	2005	2004
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	62.5%	67.1%

Gross income	37.5%	32.9%
General, administrative and store operating expenses	30.7%	27.8%

Operating income	6.8%	5.1%
Interest income, net	0.3%	0.1%

Earnings before income taxes	7.1%	5.2%
Provision for income taxes	2.6%	1.9%

Net income	4.5%	3.3%

Operational Summary

Summarized operational data for the thirteen weeks ended April 30, 2005 and May 1, 2004 is presented below:

	Thirteen Weeks Ended
	April 30,	May 1,	Percent
	2005	2004	Change
Net sales (millions)	$164.4	$154.1	7%

Limited Too and Justice:

Comparable store sales increase (1)	1%	2%
Sales per average gross square foot (2)	$65	$65	0%
Sales per average store (thousands) (3)	$269	$269	0%
Average store size at quarter end (gross square feet)	4,148	4,135	0%
Total gross square feet at quarter end (thousands)	2,546	2,398	6%
Number of stores:
Beginning of period	603	558
Opened	13	24
Closed	(2)	(2)

End of period	614	580

Limited Too stores remodeled	5	5

Number of Limited Too stores	568	554
Number of Justice stores	46	26

(1)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(2)	Sales per average gross square foot is the result of dividing net sales for the fiscal quarter by average gross square feet, which reflects the impact of opening and closing stores throughout the quarter.

(3)	Sales per average store is the result of dividing net sales for the fiscal quarter by average store count, which reflects the impact of opening and closing stores throughout the quarter.

Gross Income

Gross income for the first quarter 2005 improved 460 basis points, as a percentage of net sales, over the first quarter 2005. This was due primarily to decreases in buying and occupancy costs and markdowns. Our buying and occupancy costs decreased $1.5 million, or 260 basis points, in the first quarter of 2005, driven primarily by decreased catazine production costs and leveraged store occupancy expenses. Due to tight inventory controls, our quarterly markdown expense decreased 90 basis points from the same period in 2004. The remaining 110 basis point improvement over the first quarter 2004 was driven by other favorable margin items including a 60 basis point increase in initial mark-up percentage (IMU), as a result of a shift in the merchandise mix back to apparel from our lifestyle non-apparel items, which have a lower IMU. We expect this product mix to be similar for Q2 2005 and thus expect our IMU rate to be consistent with Q1 2005.

Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, excluding freight costs, are included in general, administrative and store operating expenses (see “General, Administrative and Store Operating Expenses” section below).

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses, as a percentage of net sales, increased by 290 basis points for the first quarter of 2005 over 2004. Of this increase, 170 basis points is driven by our shift towards television advertising. An additional 40 basis point increase is due to increased store payroll expenses, primarily the result of increased headcount and other store costs associated with the net addition of 34 Limited Too and Justice stores since the end of first quarter 2004. Home office expenses increased $1.5 million, or 50 basis points, due primarily to higher payroll expense associated with restricted stock grants and other compensation costs.

Financial Condition

Our balance sheet remains strong due primarily to our positive cash flows from operations. We were able to finance all capital expenditures with existing working capital and cash generated from operations and ended the quarter with $159.5 million in cash and short-term investments, up $39.6 million compared to the end of the first quarter 2004. In assessing the financial position of the business, management considers factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health.

Liquidity and Capital Resources

Cash generated from operations remains the primary resource to support ongoing operations, projected business growth, seasonal working capital requirements, and capital expenditures. In an effort to increase shareholder value, we also use our capital to repurchase common stock as part of a share repurchase program authorized by our Board of Directors in 2004. Although we have experienced solid growth in working capital over the past year and expect that we will continue to see improvement in our overall liquidity, we recognize that the specialty retail industry can be highly volatile, where fashion missteps can quickly impact the ability to generate operating cash.

The table below summarizes our working capital position and capitalization (in thousands):

	April 30,	January 29,
	2005	2005
Working capital, excluding restricted assets of $1.0 million and $1.0 million at April 30, 2005 and January 29, 2005, respectively	$169,578	$180,101

Capitalization:
Shareholders’ equity	$315,526	$322,524

Additional amounts available under the revolving portion of the Credit Facility	$83,353	$78,566

Operating Activities

Net cash provided by operating activities amounted to $4.8 million for the quarter ended April 30, 2005, down $1.1 million when compared to $5.9 million for the same period of 2004. This was due primarily to a 47% increase in net income for the quarter, increased income tax payments and the change in our inventory levels. This change was offset by decreases in other assets balances. The table below outlines the changes in cash flow from operating activities during the quarter:

Q1 2005 vs
Q1 2004
(Restated)
(in millions)
Changes in:
Net income and depreciation	$3.1
Income taxes	(7.4)
Inventory	4.7
Other	(1.5)

Total change in cash flows from operating activities	$(1.1)

The increase in the use of cash for income taxes is due to 24% higher taxable income in the fourth quarter 2004 versus the fourth quarter of 2003 as well as the settlement of a $4.9 million receivable in Q1 2004. The reduction of inventory was higher in the first quarter of 2005 versus 2004 due to increased sales, improved inventory management and international operations.

Investing Activities

We generated $30.0 million of cash in 2005 by liquidating our marketable securities versus $0.4 million of cash used for net purchases of marketable securities in 2004. We used this cash primarily to fund our common stock repurchases during the quarter. Capital expenditures increased $3.5 million based on increased store construction related to our Justice concept and the purchase of office space in Hong Kong for our international sourcing operations. Additionally, due to the amendments made to our credit facility during October 2004, our restricted asset requirement, regarding our collateralized letters of credit, was eliminated, enabling us to release previously restricted balances.

Financing Activities

Financing activities used approximately $19.0 million of cash in the current quarter versus providing $0.5 million of cash in the prior quarter. This is primarily related to the repurchase of common stock during the quarter. During the first quarter of 2005, approximately 1.1 million shares were repurchased as authorized by our Board of Directors in 2004. We intend to continue our share repurchase program and since April 30, 2005 and through the date of this filing, we have purchased approximately 1.4 million shares with an aggregate purchase price of $28.4 million. Refer to Item 2 of PART II of this Form 10-Q for further information. The remaining fluctuation in cash flows from financing activities was primarily related to stock option activity and an increase in our cash overdraft position at the end of the first quarter 2005.

Capital Expenditures

Capital expenditures were $11.4 million for the first quarter 2005 as compared to $7.9 million for the first quarter 2004. The increase was the result of higher spending on Limited Too store remodels and the acquisition of office space in Hong Kong to accommodate our international sourcing operations. We expect 2005 capital expenditures to be in the $50 to $54 million range, mainly allocated to new store construction and improvements on existing stores. Information technology initiatives will absorb approximately $5 to $7 million of our 2005 capital expenditures. We expect that cash on hand and cash generated from operating activities will fund substantially all capital expenditures for 2005.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our Form 10-K for the fiscal year ended January 29, 2005.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward - looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope,” “risk,” “intend,” “could,” “pro forma” “potential” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2005 and beyond to differ materially from those expressed in the forward-looking statements. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this form 10-Q:

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At April 30, 2005, no borrowings were outstanding under the Credit Facility. Additionally, we purchase investments with original maturities of 90 days or less. We also hold investments with original maturities between 91 days but less than two years. These financial instruments bear interest at fixed rates and are subject to interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.

Item 4. Controls And Procedures.

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

As described in Item 9A of our Annual Report on Form 10-K as filed on April 13, 2005 (“Item 9A”), our testing of internal control over financial reporting indicated a material weakness in our application of lease accounting principles generally accepted in the United States of America as of January 29, 2005. We began a review of our accounting policies and practices with respect to leases in late 2004 based on an emerging retail industry focus on the application of FASB Technical Bulletin 88-1, “Issues Related to Accounting for Leases”. As a result of this review, we identified errors in our accounting for tenant allowances and our practice of recording rent expense on a straight-line basis beginning with the store opening date as opposed to an earlier possession date. Accordingly, we have restated our quarterly consolidated financial statements for the period ended May 1, 2004. We have performed an evaluation of our disclosure controls and procedures as of April 30, 2005 and as a result of the material weakness discussed in Item 9A, our Chief Executive Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were not effective at a reasonable level of assurance, based on the evaluation of these controls and procedures as required by Exchange Act Rules 13a-15(b) or 15d-15(b) as of April 30, 2005. Notwithstanding the material weakness discussed in Item 9A, we have concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management is in the process of designing and implementing improved controls to ensure that our lease accounting practices are in accordance with generally accepted accounting principles. As implementation and testing are ongoing, our assessment of the effectiveness of these controls is not yet complete. No other material weaknesses were identified as a result of our management’s assessment.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are various claims, lawsuits and other legal actions pending for and against Too, Inc. incident to the operations of our business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 17, 2004, we announced that our Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value. The purchases will occur from time to time over the next two years beginning November 18, 2004, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. The following table illustrates our purchases of equity securities during the first quarter 2005:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that may
	Shares	Price Paid	Part of Publicly Announced	yet be purchased under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
February (January 30, 2005 through February 26, 2005)	—	—	—	$121,607,569

March (February 27, 2005 through April 2, 2005)	684,500	$24.40	684,500	$104,872,879

April (April 3, 2005 through April 30, 2005)	430,000	$24.69	430,000	$94,276,576

Item 6. Exhibits.

Exhibits

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOO, INC.
(Registrant)

By:	/s/ William E. May

William E. May
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

Date: June 9, 2005