Form 10-Q
period 2005-07-30
TOO, INC.
filed 2005-09-02
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
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
Yes ☑ No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 31, 2005
$.01 Par Value	32,987,015 Shares

TOO, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TOO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net sales	$154,939	$139,940	$319,348	$294,084
Cost of goods sold, including buying and occupancy costs	101,272	95,641	204,078	199,044

Gross income	53,667	44,299	115,270	95,040
General, administrative and store operating expenses	48,203	42,166	98,590	85,089

Operating income	5,464	2,133	16,680	9,951
Interest income, net	368	201	827	414

Earnings before income taxes	5,832	2,334	17,507	10,365
Provision for income taxes	1,865	758	6,131	3,737

Net income	$3,967	$1,576	$11,376	$6,628

Net income per share:

Basic	$0.12	$0.05	$0.33	$0.19
Diluted	$0.12	$0.05	$0.33	$0.19

Weighted average common shares:

Basic	33,400	34,446	34,079	34,425

Diluted	33,691	34,786	34,389	34,850

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	July 30,	January 29,
	2005	2005
ASSETS
Current Assets:
Cash and equivalents	$33,397	$26,212
Investments	84,443	158,630
Restricted assets	958	954
Receivables	10,142	10,476
Income taxes receivable	—	368
Inventories	81,270	62,441
Store supplies	14,683	13,464
Prepaids and other assets	10,990	10,082

Total current assets	235,883	282,627

Property and equipment, net	190,491	180,449
Long-term investments	8,554	6,776
Deferred income taxes	11,812	9,046
Other assets	14,852	14,798

Total assets	$461,592	$493,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,249	$29,431
Accrued expenses	44,216	47,582
Income taxes payable	14,503	24,559

Total current liabilities	97,968	101,572

Deferred tenant allowances from landlords	45,653	44,529
Other long-term liabilities	25,951	25,071

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 50 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 35.7 million and 34.9 million shares issued, 33.0 million and 34.7 million shares outstanding at July 30, 2005 and January 29, 2005, respectively	357	349
Treasury stock, at cost, 2,702,709 and 165,709 shares at July 30, 2005 and January 29, 2005, respectively	(60,154)	(4,391)
Paid in capital	141,593	127,718
Retained earnings	210,224	198,848

Total shareholders’ equity	292,020	322,524

Total liabilities and shareholders’ equity	$461,592	$493,696

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2005	2004
		(Restated)
Cash flows from operating activities:

Net income	$11,376	$6,628

Impact of other operating activities on cash flows:

Depreciation expense	13,327	13,425
Amortization of tenant allowances	(3,853)	(3,386)
Loss on disposal of fixed assets	860	375

Changes in assets and liabilities:
Inventories	(18,829)	(17,403)
Accounts payable and accrued expenses	7,300	3,272
Income taxes	(7,201)	(4,216)
Other assets	(1,847)	1,101
Tenant allowances received	4,977	3,718
Other long-term liabilities	880	309

Net cash provided by operating activities	6,990	3,823

Investing activities:

Capital expenditures	(25,145)	(14,904)
Funding of nonqualified benefit plans	—	(431)
Purchase of investments	(164,051)	(199,610)
Sale of investments	236,460	208,130
Proceeds from sale of fixed assets	916	—
Increase in restricted assets	(4)	(5,934)

Net cash provided by (used for) investing activities	48,176	(12,749)

Financing activities:

Repurchase of common stock	(55,763)	—
Change in cash overdraft	(210)	3,059
Proceeds from exercise of stock options	7,992	964

Net cash (used for) provided by financing activities	(47,981)	4,023

Net increase (decrease) in cash and equivalents	7,185	(4,903)

Cash and equivalents, beginning of year	26,212	4,991

Cash and equivalents, end of year	$33,397	$88

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
The accompanying consolidated financial statements include the accounts of Too, Inc. and all subsidiaries that are more than 50% owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We have one reportable segment that includes all of our products.
A more complete discussion of our significant accounting policies can be found in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended January 29, 2005. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending January 28, 2006 (the “2005 fiscal year”).
Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. The amounts reclassified did not have an effect on our results of operations or shareholders’ equity.
2. Restatement of Prior Financial Information
In late 2004 we began a review of lease accounting and the applicable accounting literature, Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”. As a result of that review, we identified areas where our historical accounting practices required correction to conform to GAAP.
Our historical accounting practice had been to recognize straight-line rent expense and certain tenant allowances for operating leases beginning on the store opening date specified in the lease, which had the effect of excluding the build-out period for our stores from the calculation of the period over which we expensed rent. We determined that the proper accounting practice is to include the build-out period in the amortization period for straight-line rent expense and tenant allowances on all operating leases and we changed our lease accounting practice accordingly. In addition, tenant allowances have been reclassified from a contra asset in property and equipment, net, to deferred tenant allowances from landlords in the consolidated balance sheets. The amortization of those tenant allowances has also been reclassified from a reduction of depreciation expense to a reduction of buying and occupancy expense in the consolidated statements of operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the consolidated statements of cash flows.

The restatement includes adjustments to costs of goods sold, buying and occupancy costs, gross income, operating income, earnings before income taxes, provision for income taxes, net income and earnings per share. These changes increased net income and earnings per share by $0.2 million and $0.01 per diluted share in the second fiscal quarter of 2004. Although the restatement did not impact any net cash flows, it did have the effect of increasing operating cash flows and increasing capital expenditures by a similar amount.
The restated amounts and line items impacted by the restatement are provided below.

	July 31, 2004
	As Previously
(In thousands, except per share data)	Reported	As Restated
Consolidated Balance Sheets:
Receivables	$7,116	$8,213
Property and equipment, net	143,880	183,195
Deferred income taxes	6,780	10,032
Accrued expenses	40,244	40,949
Deferred tenant allowances from landlords	—	43,832
Other long-term liabilities	14,388	25,284
Total shareholders’ equity	$289,875	$284,680

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004		July 31, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Operations:
Costs of goods sold, including buying and occupany costs	$95,941	$95,641	$199,033	$199,044
Gross income	43,999	44,299	95,052	95,040
Operating income	1,833	2,133	9,963	9,951
Earnings before income taxes	2,034	2,334	10,377	10,365
Provision for income taxes	642	758	3,742	3,737
Net income	$1,392	$1,576	$6,635	$6,628
Net income per share:
Basic	$0.04	$0.05	$0.19	$0.19
Diluted	$0.04	$0.05	$0.19	$0.19

	Twenty-Six Weeks Ended July 31, 2004
	As Previously
	Reported	As Restated
Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$817	$3,823
Net cash provided by (used for) investing activities (1)	(8,847)	(12,749)

(1)	As previously reported, after impact of revision in the classification of certain securities as discussed below.
We have also revised the classification of auction-rate marketable securities held by us from cash and cash equivalents to investments. For the twenty-six weeks ended July 31, 2004, before this revision in classification, net cash provided by investing activities related to these investments of $8.5 million was included in cash and cash equivalents in the Consolidated Statement of Cash Flows.

All referenced amounts for prior periods in these financial statements and the notes thereto reflect the balances and amounts on a restated basis.
3. Investments
At July 30, 2005, we held $26.8 million of investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at July 30, 2005 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at July 30, 2005 and January 29, 2005, respectively (in thousands):

	July 30, 2005		January 29, 2005
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$18,163	$8,454	$19,521	$6,726
Gross unrealized holding gains	—	—	—	—
Gross unrealized holding losses	33	100	44	50

Net carrying amount	$18,196	$8,554	$19,565	$6,776

At July 30, 2005 we held $66.2 million of investments, which include auction rate municipal bonds, variable rate municipal demand notes, and preferred shares of tax-exempt closed-end mutual funds that were classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gain (losses) from these available-for-sale investments. All income generated from these current investments was recorded as interest income.
The table below details the marketable securities classified as available-for-sale owned by us at July 30, 2005 and January 29, 2005, respectively (in thousands):

	July 30, 2005	January 29, 2005
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$66,247	$139,065
Gross unrealized holding gains	—	—
Gross unrealized holding losses	—	—

Net carrying amount	$66,247	$139,065

4. Inventories
Inventories are principally valued at the lower of average cost or market, on a first-in-first-out basis, utilizing the retail method. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.
Our fiscal year is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). At fiscal quarter end, we reduce our inventory value by recording a markdown reserve that represents the estimated future anticipated selling price decreases necessary to sell-through the current season inventory. In addition, the inventory value is further reduced for estimates of lost or stolen items based on historical trends.
5. Property and Equipment
Property and equipment at July 30, 2005 and January 29, 2005 consisted of (in thousands):

	July 30,	January 29,
	2005	2005

Land and land improvements	$8,121	$8,105
Buildings	43,836	42,049
Furniture, fixtures and equipment	181,495	176,973
Leasehold improvements	110,225	108,136
Construction-in-progress	9,336	2,058

Total	353,013	337,321

Less: accumulated depreciation	(162,522)	(156,872)

Property and equipment, net	$190,491	$180,449

Our software, whether purchased and modified or internally developed, is capitalized and amortized using the straight-line method over the estimated useful life, usually 3 to 5 years. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with internally developed or modified software. These costs include, but are not limited to, employee payroll costs for time devoted to developing the projects as well as external direct costs for materials and services. These costs are expensed until the software project reaches the development stage. Subsequent additions or upgrades to existing software are capitalized only to the extent that they add value and additional performance functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires management judgment in determining when a project has reached the development stage.
6. Stock Based Compensation
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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income as reported	$3,967	$1,576	$11,376	$6,628
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	777	179	1,396	448
Stock-based compensation expense determined under fair value based method, net of tax	(1,451)	(1,064)	(3,307)	(2,426)

Pro forma net income	$3,293	$691	$9,465	$4,650

Earnings per share:
Basic — as reported	$0.12	$0.05	$0.33	$0.19

Basic — pro forma	$0.10	$0.02	$0.28	$0.14

Diluted — as reported	$0.12	$0.05	$0.33	$0.19

Diluted — pro forma	$0.10	$0.02	$0.28	$0.13

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Expected life (in years)	5.3	5.0	5.3	5.0
Forfeiture rate	11%	20%	11%	20%
Dividend rate	—	—	—	—
Price volatility	48%	49%	48%	50%
Risk-free interest rate	3.9%	3.6%	4.0%	3.5%
The weighted average fair value of options granted during the thirteen and twenty-six weeks ended July 30, 2005 was $10.98 and $12.42, respectively. The weighted average fair value of options granted during the thirteen and twenty-six weeks ended July 31, 2004 was $7.18 and $7.88, respectively.
7. Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or restricted stock were converted to common stock using the treasury stock method.

The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$3,967	$1,576	$11,376	$6,628

Weighted average common shares — basic	33,400	34,446	34,079	34,425
Dilutive effect of stock options and restricted stock	291	340	310	425

Weighted average common shares — diluted	33,691	34,786	34,389	34,850

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. For the thirteen and twenty-six weeks ended July 30, 2005, options to purchase 1.2 million and 1.1 million common shares, respectively, were not included in the computation. For the thirteen and twenty-six weeks ended July 31, 2004, options to purchase 1.1 million and 1.0 million common shares, respectively, were not included in the computation.
8. Recently Issued Accounting Standards
In June 2005, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements”. This EITF clarifies the determination of the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. The EITF concluded that the amortization period should be consistent with the period for which straight-line rents are calculated, including anticipated lease agreement renewals. The guidance is effective for periods beginning after June 29, 2005. As this is consistent with our current accounting policy, we do not believe the adoption of EITF No. 05-6 will have a material impact on our consolidated financial statements.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation”, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but not required. We believe the adoption of FIN 47 will not have a material impact on our financial position.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, under the provisions of SFAS No. 123, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. Although we have not quantified the valuation and transition method, the adoption of the provisions of SFAS No. 123(R) could have a significant impact on reported net income and earnings per share. As such, the adoption may result in amounts that differ from the current pro forma disclosures under SFAS No. 123. We are in the process of evaluating the adoption of SFAS No. 123(R) and have not yet determined the impact on our financial position or results of operations.
On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) for companies until the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Company Overview
We operate two brands: Limited Too, which sells apparel, accessories, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years; and Justice, which sells value-priced fashion apparel and accessories for young girls ages seven to fourteen years. Limited Too operates primarily from mall-based locations while Justice operates primarily from “off-mall” power strip centers. Limited Too also offers a website where products comparable to those carried in its stores can be purchased. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
Restatement of Prior Financial Information
We have restated the consolidated statements of operations and cash flows for the thirteen and twenty-six week periods ended July 31, 2004 in this Quarterly Report on Form 10-Q. The restatement corrects our historical accounting for operating leases and, while the adjustments associated with the restatement did not impact net sales or net cash flows, the restatement did have an impact on other financial statement areas.
We have also revised the classification of auction-rate marketable securities held by us from cash and cash equivalents to current investments. For information with respect to the restatement and the revised classification of marketable securities see Note 2 to the consolidated financial statements. Throughout Item 2 of this Quarterly Report on Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
Performance Overview
We are very pleased with our results for the second quarter of 2005, which achieved a 140% earnings per share increase on 5% comparative store sales growth. Additionally, we achieved a 290 basis point improvement as a percentage of net sales in our gross margin rate for the quarter through improved initial markup (“IMU”), lower merchandise markdowns and reduced buying and occupancy costs.
Net sales for second quarter 2005 improved 11% to $154.9 million, compared to $139.9 million for the quarter ended July 31, 2004. The sales increase was the result of a 5% comparable store sales growth and increased store count in our Limited Too and Justice stores. Our analysis of transaction activity indicates the average number of units per sales transaction (“UPT”) remained constant at 3.9 while our average dollar sale (“ADS”) increased 13% versus the second quarter of last year. Additionally, while overall average store transactions were down, transactions above $50 were up 6% when compared to the second quarter of 2004. These transactions above $50 accounted for over 71% of total sales dollars and 31% of all transactions for second quarter 2005, a significant increase when compared with 67% and 27%, respectively, for second quarter 2004. Net income for the quarter was $4.0 million, up 152% from the second quarter 2004 net income of $1.6 million.
For the spring season 2005, net sales improved 9% to $319.3 million, compared to $294.1 million for spring season 2004. The sales increase was primarily a result of 3% comparable store sales growth and increased store count in our Limited Too and Justice brands. Our UPT for the spring season increased 8% to 4.2 units sold per sales transaction, while our ADS increased 12% from spring 2004. Spring season 2005 transactions above $50 were up 3% from spring season 2004. These transactions accounted for 74% of total sales dollars and 35% of all transactions, up from 71% and 31%, respectively, from spring season

2004. Net income for the year-to-date period ended July 30, 2005 was $11.4 million, up 72% from the year-to-date period ended July 31, 2004.
In spring season 2005, we made several changes to our marketing efforts. We removed one spring catazine and moved the mailing date of our second back-to-school catazine from the second quarter to the third quarter to better align the drop of the catazine with the timing of back-to-school dates. We used the savings from our catazine reductions to air two spring television advertising campaigns. We did not run any television campaigns in spring season 2004.
From a merchandising standpoint, our casual skirts and skorts continue to perform well as do our casual cut and sewn tops, woven shirts, denim jeanswear, and activity shorts. Additionally, of our non-hanging merchandise, our footwear, sleepwear and jewelry have all done well, posting double-digit average store sales increases for the quarter. Overall, we feel that our success during the quarter can be attributed to having the right products in our stores at the right time for our girl. We hope to keep this momentum alive as we head into our back-to-school season with a balanced fashion assortment for our girly girl as well as our sporty girl.
The table below shows line items as a percentage of net sales:

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	65.4%	68.3%	63.9%	67.7%

Gross income	34.6%	31.7%	36.1%	32.3%
General, administrative and store operating expenses	31.1%	30.2%	30.9%	28.9%

Operating income	3.5%	1.5%	5.2%	3.4%
Interest income, net	0.2%	0.1%	0.3%	0.1%

Earnings before income taxes	3.7%	1.6%	5.5%	3.5%
Provision for income taxes	1.1%	0.5%	1.9%	1.2%

Net income	2.6%	1.1%	3.6%	2.3%

Operational Summary
Summarized operational data for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 is presented below:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 30,	July 31,	Percent	July 30,	July 31,	Percent
	2005	2004	Change	2005	2004	Change

Net sales (millions)	$154.9	$139.9	11%	$319.3	$294.1	9%

Limited Too and Justice:

Comparable store sales (1)	5%	-3%		3%	-1%
Sales per average gross square foot (2)	$59	$57	3%	$122	$121	1%
Sales per average store (thousands) (3)	$247	$235	5%	$516	$504	2%

Average dollar sales value per transaction (“ADS”) (4)	$45	$40	13%	$47	$42	12%
Average number of units per transaction (“UPT”)	3.9	3.9	0%	4.2	3.9	8%
Number of transactions per average store (thousands)	5.5	6.0	-8%	10.8	11.8	-8%

Average store size at period end (gross square feet)	4,154	4,136	0%	4,154	4,136	0%
Total gross square feet at period end (thousands)	2,613	2,440	7%	2,613	2,440	7%
Inventory per gross square foot at period end	31	31	0%	31	31	0%
Inventory per store at period end (thousands)	129	128	1%	129	128	1%

Number of stores:
Beginning of period	614	580		603	558
Opened	18	10		31	34
Closed	(3)	—		(5)	(2)

End of period	629	590		629	590

Limited Too stores remodeled	7	1		12	6

Number of Limited Too stores	567	560		567	560
Number of Justice stores	62	30		62	30

(1)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(2)	Sales per average gross square foot is the result of dividing net sales for the fiscal quarter by average gross square feet, which reflects the impact of opening and closing stores throughout the quarter.

(3)	Sales per average store is the result of dividing net sales for the fiscal quarter by average store count, which reflects the impact of opening and closing stores throughout the quarter.

(4)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of transactions.
Gross Income
Gross income for the second quarter 2005 improved 290 basis points as a percentage of net sales (“bps”) over the second quarter 2004. This was due primarily to improved merchandise margin and leveraged buying and occupancy expenses. Our merchandise margin benefited from a 70 bps improvement in IMU and tight inventory controls, which drove quarterly markdown expense down 110 bps from the same period in 2004. Buying and occupancy costs and other margin items improved 110 bps versus 2004 primarily due to a reduction in catazine expense that arose from shifting the mailing of our back-to-school catazine from the second quarter into the third quarter as well as the elimination of a spring sale catazine.

Gross income for the spring season 2005 increased 380 bps over the spring season 2004. This improvement was the result of increased IMU, decreased markdowns and leveraged buying and occupancy expenses. Our IMU improved 60 bps, while our markdown expenses for spring season 2005 decreased 100 bps when compared to the same period in 2004. Buying and occupancy costs decreased 190 bps primarily due to our reduced catazine production costs. Freight expenses and other miscellaneous margin items account for the remaining 30 bps improvement.
Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in general, administrative and store operating expenses (see “General, Administrative and Store Operating Expenses” section below).
General, Administrative and Store Operating Expenses
General, administrative and store operating expenses increased by $6.0 million and 90 bps for the second quarter of 2005 over the second quarter of 2004 as outlined in the table below (in thousands, except basis point amounts):

	Q2 2005	Q2 2005
	vs. Q2 2004	vs. Q2 2004
	Dollar change	Change in bps
Changes in:
Marketing	$3,300	210
Home office	2,333	90
Stores	1,486	(110)
DC & other	(1,082)	(100)

Total Change	$6,037	90

Marketing expenses increased primarily due to the airing of our summer sale television advertising campaign during second quarter 2005, a marketing medium not used in second quarter 2004. Home office expenses increased due to higher incentive compensation and restricted stock expenses, as well as increases in information technology payroll and consulting expenses related to the five-year information technology initiative approved by our Board of Directors this year. The increase in home office expenses was partially offset by a reduction in severance costs related to the departure of two key executives in 2004. While store payroll and operating expenses were up 5% in dollars from second quarter 2004, the dollar increase was leveraged by an 11% increase in net sales, and therefore, we saw a 110 bps reduction compared with second quarter 2004. While we serviced 36 more stores on average, distribution center expenses decreased 6% from second quarter 2004 leading to a 20 bps improvement from second quarter 2004. Other miscellaneous general and administrative expenses decreased by 80 bps in second quarter 2005 when compared with second quarter 2004.
For the twenty-six weeks ended July 30, 2005 general, administrative and store operating expenses increased by $13.5 million and 200 bps over the similar period of 2004 as outlined in the table below (in thousands, except basis point amounts):

	Q2 2005	Q2 2005
	vs. Q2 2004	vs. Q2 2004
	Dollar change	Change in bps
Changes in:
Marketing	$6,239	190
Home office	3,997	70
Stores	4,042	(30)
DC & other	(777)	(30)

Total Change	$13,501	200

Marketing expenses increased primarily due to the airing of two television advertising campaigns in our spring season, where we had no such campaigns in spring season 2004. Home office expenses for the season increased due to higher incentive compensation and restricted stock expense as well as increases in information technology payroll and consulting expenses related to the five-year information technology initiative. Similar to our second quarter, this was partially offset by a reduction in severance costs related to the departure of two key executives in 2004. While store payroll and operating expenses were up 7% on a dollar basis from spring season 2004, the dollar increase was leveraged by a 9% increase in net sales. While we serviced 36 more stores on average, distribution center expenses decreased 4% from spring season 2004, leading to a 20 bps improvement. Other miscellaneous general and administrative expenses decreased by 10 bps in spring 2005 when compared with spring 2004.
Financial Condition
Our balance sheet remains strong due primarily to our positive cash flows from operations. We were able to finance all capital expenditures with existing working capital combined with cash generated from operations. We ended the quarter with $117.8 million in cash and short-term investments. In assessing the financial position of the business, management considers factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health.
Liquidity and Capital Resources
Cash generated from operations remains the primary source to support ongoing operations, projected business growth, seasonal working capital requirements, and capital expenditures. In an effort to increase shareholder value, we have also used and may continue to use our capital to repurchase common stock. Despite using nearly $60.0 million of cash to repurchase common stock, working capital increased from $119.3 million at July 31, 2004 to $137.0 million at July 30, 2005. Although we expect continued improvement in our overall liquidity, we recognize that the specialty retail industry can be highly volatile, where fashion missteps can quickly impact the ability to generate operating cash.
The table below summarizes our working capital position and capitalization (in thousands):

	July 30,	January 29,
	2005	2005

Working capital, excluding restricted assets of $1.0 million and $1.0 million at July 30, 2005 and January 29, 2005, respectively	$136,957	$180,101

Capitalization:
Shareholders’ equity	$292,020	$322,524

Additional amounts available under the Credit Facility	$82,048	$78,566

Cash Flows from Operating Activities
Net cash provided by operating activities amounted to $7.0 million for the year-to-date period ended July 30, 2005, up $3.2 million when compared to $3.8 million for the same period of 2004. The increase was due primarily to a 27% increase in net income, exclusive of depreciation, amortization and loss on disposal, increased income tax payments and the change in our inventory levels. This was offset by decreases in other asset balances. The table below outlines the changes in cash flow from operating activities during the quarter:

Q2 2005 vs
Q2 2004
(Restated)
(in millions)
Changes in:
Net income, depreciation, amortization and loss on disposal	$4.7
Income taxes	(3.0)
Inventory	(1.4)
Tenant allowances received	1.2
Other	1.7

Total change in cash flows from operating activities	$3.2

The increase in the use of cash for income taxes is due primarily to an income tax receivable settled in first quarter 2004, partially offset by the tax benefit received on increased stock option activity in 2005 versus 2004. Cash used to purchase inventory was higher in the first two quarters of 2005 versus 2004 due to increased inventory levels on hand in preparation for back-to-school season and increased overall store count. Additional tenant allowances were received during the current year based on increases in store count in our Justice brand. Other fluctuations in operating activities are driven by fluctuations in accounts payable.
Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $48.2 million for the year-to-date period ended July 30, 2005. The table below outlines the changes in cash flow from investing activities during the quarter:

Q2 2005 vs
Q2 2004
(Restated)
(in millions)
Changes in:
Investments	$63.9
Capital expenditures	(10.2)
Increase in restricted assets	5.9
Other	1.3

Total change in cash flows from investing activities	$60.9

We generated $72.4 million of cash in spring season 2005 by liquidating our marketable securities versus $8.5 million in 2004. We used this cash primarily to fund our common stock repurchases during the first two quarters of the year. Capital expenditures increased $10.2 million from increased store construction related to our Justice concept, the purchase of office space in Hong Kong for our international sourcing operations, and technology related investments. Additionally, due to the amendments made to our credit facility during October 2004, our restricted asset requirement, regarding our collateralized letters of credit, was eliminated, enabling us to release previously restricted asset balances.
Cash Flows from Financing Activities
Financing activities used approximately $48.0 million of cash in the spring season 2005 versus providing $4.0 million of cash in spring season 2004. The increase in cash usage is primarily related to the repurchase of common stock during the spring season. During the first two quarters of 2005, approximately 2.5 million shares were repurchased for an aggregate repurchase price of $55.8 million as authorized by our Board of Directors in 2004. We intend to continue our share repurchase program. However, as of the date of this filing, no additional repurchase transactions have occurred. Refer to Item 2 of PART II of this Form 10-Q for further information. The remaining fluctuation in cash flows from financing activities was primarily related to stock option activity and a decrease in our cash overdraft position at the end of the second quarter 2005.
Capital Expenditures
We expect 2005 capital expenditures to be in the $50 to $54 million range, mainly allocated to new store construction, improvements to existing stores and information technology initiatives. We expect cash on hand and cash generated from operating activities will fund substantially all capital expenditures for 2005.
We have embarked upon a multi-year IT modernization strategy to ensure our systems infrastructure can fully support our expected growth. Central to our strategy is the creation of a data warehouse that will give key decision makers more timely information to both monitor the business and make sound business decisions. Our data warehouse will be presented to end-users through a fully customizable employee portal and enabled with a suite of business intelligence and business analysis tools. In addition, starting in FY 2006, we will upgrade our core planning and allocation capability with a new suite of fully integrated financial planning, assortment planning, forecasting and open-to-buy tools. Furthermore, we intend to implement a new enterprise resource planning suite to replace the current financial, merchandising and real estate planning suites. The total costs for our initiative are anticipated to range between $26.0 and $31.0 million and should be completed by 2010. These costs and the related project timing are estimates, and therefore are subject to variation.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our Form 10-K for the fiscal year ended January 29, 2005.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope,” “risk,” “intend,” “could,” “pro forma” “potential” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2005 and beyond to differ materially from those expressed in the forward-looking statements. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q:
•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	Decline in the demand for our merchandise;

•	The impact of competition and pricing;

•	Effectiveness of our brand awareness and marketing programs;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Currency and exchange risks;

•	Availability of suitable store locations at appropriate terms;

•	Ability to develop new merchandise;

•	Ability to hire and train associates;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks that may be described in other reports and filings we make with the Securities and Exchange Commission.
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in the 10-Q will prove to be accurate. The inclusion of forward-looking statements should not be regarded a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us, as the management of the company. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.
To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At July 30, 2005, no borrowings were outstanding under the Credit Facility. Additionally, we purchase investments with original maturities of 90 days or less. We also hold investments with original maturities between 91 days but less than two years. These financial instruments bear interest at fixed rates and are subject to interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.
Item 4. Controls And Procedures.
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.
As described in Item 9A of our Annual Report on Form 10-K as filed on April 13, 2005, our testing of internal control over financial reporting indicated a material weakness in our application of lease accounting principles generally accepted in the United States of America as of January 29, 2005. We began a review of our accounting policies and practices with respect to leases in late 2004 based on an emerging retail industry focus on the application of FASB Technical Bulletin No. 88-1, “Issues Related to Accounting for Leases”. As a result of this review, we identified errors in our accounting for tenant allowances and our practice of recording rent expense on a straight-line basis beginning with the store opening date as opposed to an earlier possession date. Accordingly, we have restated our quarterly consolidated financial statements for the thirteen and twenty-six week periods ended July 31, 2004.
We have modified our practice and procedures over the accounting for leases as follows: a) our accounting policies have been revised to record rent expense coincident with the commencement of store construction and to record tenant allowances as a deferred tenant allowances from landlords; b) controls have been established to ensure the accuracy of straight-line rent calculations, capitalization of leasehold improvements and recognition and amortization of tenant allowances in accordance with revised accounting policies; and c) we have provided additional training to accounting personnel on lease topics. Other than these changes, no other changes in our internal control over financial reporting occurred during the period ending July 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the implementation of these changes we performed an evaluation of our disclosure controls and procedures as of July 30, 2005 and as a result this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the material weakness had been remediated and our disclosure controls and procedures were effective at a reasonable level of assurance as of the period covered by this Form 10-Q.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
There are various claims, lawsuits and other legal actions pending for and against Too, Inc. incident to the operations of our business. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	We recently became aware that the continuous offering of certain units in our Stock Fund (the “Stock Fund”) of our Savings and Retirement Plan (the “Retirement Plan”) representing 101,157 shares of our common stock purchased by the trustee of the Retirement Plan on the open market from time to time had not been registered under the Securities Act of 1933, as amended (the “Act”). In addition, the continuous offering of 23,026 shares of our common stock purchased by the custodian of our 1999 Associate Stock Purchase Plan (the “Purchase Plan”) on behalf of our associates on the open market from time to time had not been registered under the Act. Participants in the Retirement Plan had the option to invest defined contributions into the Stock Fund. We received no consideration for units purchased by participants in the Stock Fund of the Retirement Plan or shares purchased under the Purchase Plan. While we cannot predict the possible effect of federal or state regulatory action, we do not believe that the failure to register the offering and sale of these units and shares will have a material adverse effect on our financial position or results of operations.

(b)	Not applicable.

(c)	In November 2004, our Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value. The purchases may occur from time to time over the two year period beginning November 18, 2004, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. The following table illustrates our purchases of equity securities during the second quarter 2005:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that may
	Shares	Price Paid	Part of Publicly Announced	yet be purchased under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs

May (May 1, 2005 through May 28, 2005)	413,200	$19.77	413,200	$86,107,736

June (May 29, 2005 through July 2, 2005)	1,009,300	$20.08	1,009,300	$65,844,097

July (July 3, 2005 through July 30, 2005)	—	—	—	$65,844,097

Total	1,422,500	$19.99	1,422,500	$65,844,097

Item 4. Submission of Matters to a Vote of Security Holders
(a) On May 19, 2005, we held our Annual Meeting of Stockholders.
(b) See paragraph (c) below.
(c) At the Annual Meeting, our stockholders elected two Class C Directors to the Board of Directors by the following vote:

Director Nominees	Shares Voted For	Shares Withheld
Philip E. Mallott	29,771,623	2,374,947
Michael W. Rayden	30,298,003	1,848,567
The term of office of the Company’s Directors, Elizabeth M. Eveillard, Nancy J. Kramer, David A. Krinsky, Fredric M. Roberts and Kenneth J. Strottman continued after the Annual Meeting.
At the Annual Meeting, our stockholders also were asked to approve and adopt our 2005 Stock Plan for Non-Associate Directors. Of the 32,146,570 shares present in person of represented by proxy at the meeting, 23,656,077 shares were voted for the plan, 4,238,441 shares were voted against the plan, and 194,836 shares abstained from voting with respect to the plan.
(d) Not applicable.
Item 6. Exhibits.
Exhibits
10.3	Third Amendment to Credit Agreement, dated as of November 16, 2004, among the Company, as Borrower, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), National City Bank, as Agent, Fifth Third Bank, as co-syndication agent, LaSalle Bank National Association, as co-syndication agent, Bank of America, N.A., as co-documentation agent, and The Huntington National Bank, as co-documentation agent.

10.4	Fourth Amendment to Credit Agreement, dated as of May 13, 2005, effective January 29, 2005, among the Company, as Borrower, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), National City Bank, as Agent, Fifth Third Bank, as co-syndication agent, LaSalle Bank National Association, as co-syndication agent, Bank of America, N.A., as co-documentation agent, and The Huntington National Bank, as co-documentation agent.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOO, INC. (Registrant)

By:	/s/ Poe A. Timmons

Poe A. Timmons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: September 2, 2005