Form 10-Q
period 2005-10-29
TOO, INC.
filed 2005-12-08
CIK 1085482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined n rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 6, 2005

$.01 Par Value	33,308,709 Shares

TOO, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
TOO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$203,519	$174,987	$522,867	$469,072
Cost of goods sold, including buying and occupancy costs	122,995	109,205	327,073	308,251

Gross income	80,524	65,782	195,794	160,821
General, administrative and store operating expenses	56,232	47,803	154,822	132,891

Operating income	24,292	17,979	40,972	27,930
Interest income, net	583	271	1,410	685

Earnings before income taxes	24,875	18,250	42,382	28,615
Provision for income taxes	8,872	6,839	15,003	10,576

Net income	$16,003	$11,411	$27,379	$18,039

Net income per share:

Basic	$0.48	$0.33	$0.81	$0.52
Diluted	$0.48	$0.33	$0.80	$0.52

Weighted average common shares:

Basic	32,996	34,531	33,718	34,460

Diluted	33,387	34,927	34,044	34,817

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	October 29,	January 29,
	2005	2005
ASSETS
Current Assets:
Cash and equivalents	$32,944	$26,212
Investments	100,421	158,630
Restricted assets	1,165	954
Receivables	11,103	10,476
Income taxes receivable	—	368
Inventories	90,141	62,441
Store supplies	12,038	13,464
Prepaids and other assets	11,053	10,082

Total current assets	258,865	282,627

Property and equipment, net	199,240	180,449
Long-term investments	10,565	6,776
Deferred income taxes	11,032	9,046
Other assets	16,434	14,798

Total assets	$496,136	$493,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,756	$29,431
Accrued expenses	53,994	47,582
Income taxes payable	19,798	24,559

Total current liabilities	112,548	101,572

Deferred tenant allowances from landlords	47,077	44,529
Other long-term liabilities	27,614	25,071

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 50 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 35.7 million and 34.9 million shares issued, 33.0 million and 34.7 million shares outstanding at October 29, 2005 and January 29, 2005, respectively	357	349
Treasury stock, at cost, 2,720,409 and 165,709 shares at October 29, 2005 and January 29, 2005, respectively	(60,595)	(4,391)
Paid in capital	142,908	127,718
Retained earnings	226,227	198,848

Total shareholders’ equity	308,897	322,524

Total liabilities and shareholders’ equity	$496,136	$493,696

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2005	2004
		(Restated)
Cash flows from operating activities:

Net income	$27,379	$18,039

Impact of other operating activities on cash flows:

Depreciation expense	20,336	19,865
Amortization of tenant allowances	(5,865)	(5,175)
Loss on disposal of fixed assets	1,198	386

Changes in assets and liabilities:
Inventories	(27,700)	(24,162)
Accounts payable and accrued expenses	18,774	11,424
Income taxes	(1,304)	(2,760)
Income tax receivable	368	5,174
Other assets	(1,808)	(494)
Tenant allowances received	8,413	6,861
Other long-term liabilities	2,543	254

Net cash provided by operating activities	42,334	29,412

Investing activities:

Capital expenditures	(41,241)	(21,087)
Funding of nonqualified benefit plans	—	(443)
Purchase of investments	(268,437)	(315,296)
Sale of investments	322,857	292,340
Proceeds from sale of fixed assets	916	—
Change in restricted assets	(211)	19,896

Net cash provided by (used for) investing activities	13,884	(24,590)

Financing activities:

Repurchase of common stock	(56,204)	—
Change in cash overdraft	(2,399)	(901)
Proceeds from exercise of stock options	9,117	3,178

Net cash (used for) provided by financing activities	(49,486)	2,277

Net increase in cash and equivalents	6,732	7,099

Cash and equivalents, beginning of year	26,212	4,991

Cash and equivalents, end of period	$32,944	$12,090

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Too, Inc., (referred to herein as “Too”, the “Company”, “we” or “us”) is the operator of two specialty retailing businesses, Limited Too and Justice. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company. Limited Too sells apparel, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Justice, launched by us in January 2004, sells value-priced sportswear and accessories for girls ages seven to fourteen years.
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
In our opinion, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending January 28, 2006 (the “2005 fiscal year”). A more complete discussion of our significant accounting policies can be found in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended January 29, 2005 (the “2004 fiscal year”).
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

The restatement includes adjustments to cost of goods sold, buying and occupancy costs, gross income, operating income, earnings before income taxes, provision for income taxes, net income and earnings per share. These changes had an immaterial affect on both net income and earnings per share in the third fiscal quarter of 2004. Although the restatement did not impact any net cash flows, it did have the effect of increasing operating cash flows and increasing capital expenditures by a similar amount.
The restated amounts and line items impacted by the restatement are provided below.

	October 30, 2004
	As Previously
(In thousands, except per share data)	Reported	As Restated
Consolidated Balance Sheets:
Receivables	$6,356	$9,498
Property and equipment, net	143,638	182,456
Deferred income taxes	2,070	5,304
Accrued expenses	52,751	46,930
Deferred tenant allowances from landlords	—	45,186
Other long-term liabilities	14,234	25,228
Total shareholders’ equity	$303,530	$298,365

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004		October 30, 2004
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Consolidated Statements of Operations:
Costs of goods sold, including buying and occupancy costs	$109,255	$109,205	$308,287	$308,251
Gross income	65,599	65,782	160,539	160,821
Operating income	17,930	17,979	27,894	27,930
Earnings before income taxes	18,201	18,250	28,578	28,615
Provision for income taxes	6,820	6,839	10,562	10,576
Net income	$11,381	$11,411	$18,016	$18,039
Net income per share:
Basic	$0.33	$0.33	$0.52	$0.52
Diluted	$0.33	$0.33	$0.52	$0.52

	Thirty-Nine Weeks Ended October 30, 2004
	As Previously
	Reported	As Restated
Consolidated Statements of Cash Flows:
Net cash provided by operating activities	$25,100	$29,412
Net cash used for investing activities (1)	(19,637)	(24,590)

(1)	As previously reported, after impact of revision in the classification of certain securities as discussed below.
We have also revised the classification of auction-rate marketable securities held by us from cash and cash equivalents to investments. For the thirty-nine weeks ended October 30, 2004, before this revision in classification, net cash provided by investing activities related to these investments of $0.3 million was included in cash and cash equivalents in the Consolidated Statement of Cash Flows.
All referenced amounts for prior periods in these financial statements and the notes thereto reflect the balances and amounts on a restated basis.

3. Investments
At October 29, 2005, we held $18.1 million of investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at October 29, 2005 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at October 29, 2005 and January 29, 2005, respectively (in thousands):

	October 29, 2005		January 29, 2005
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$7,506	$10,494	$19,521	$6,726
Gross unrealized holding gains	—	—	—	—
Gross unrealized holding losses	28	71	44	50

Net carrying amount	$7,534	$10,565	$19,565	$6,776

At October 29, 2005, we held $92.9 million of investments, which include auction rate municipal bonds, variable rate municipal demand notes, and preferred shares of tax-exempt closed-end mutual funds that were classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these available-for-sale investments. All income generated from these current investments was recorded as interest income.
The table below details the marketable securities classified as available-for-sale owned by us at October 29, 2005 and January 29, 2005, respectively (in thousands):

	October 29, 2005	January 29, 2005
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$92,887	$139,065
Gross unrealized holding gains	—	—
Gross unrealized holding losses	—	—

Net carrying amount	$92,887	$139,065

4. Inventories
Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in, first-out basis, utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns considering the total selling season. This mid-season markdown adjustment reduced our inventory balance by $5.4 million on October 29, 2005 compared to a $2.9 million reduction in inventory on October 30, 2004. In addition, our inventory value is further reduced for estimates of lost or stolen items based on historical trends.
5. Property and Equipment
Property and equipment at October 29, 2005 and January 29, 2005 consisted of (in thousands):

	October 29,	January 29,
	2005	2005
Land and land improvements	$8,126	$8,105
Buildings	43,836	42,049
Furniture, fixtures and equipment	189,539	176,973
Leasehold improvements	113,595	108,136
Construction-in-progress	9,285	2,058

Total	364,381	337,321

Less: accumulated depreciation	(165,141)	(156,872)

Property and equipment, net	$199,240	$180,449

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with internally developed or modified software and amortize these costs using the straight-line method over the estimated useful life, usually 3 to 5 years. These costs include, but are not limited to, employee payroll costs for time devoted to developing the projects as well as external direct costs for materials and services. These costs are expensed until the software project reaches the development stage. Subsequent additions or upgrades to existing software are capitalized only to the extent that they add value and additional performance functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires management judgment in determining when a project has reached the development stage.
6. Credit Facility
In October 2005, we entered into a new unsecured $100 million credit facility with National City Bank, Fifth Third Bank, Bank of America, N.A., LaSalle Bank National Association and Citicorp USA, Inc. (“new credit facility”). The new credit facility provides for a $100 million revolving line of credit, which can be increased to up to $150 million at our option under certain circumstances. The facility is available for direct borrowing, issuance of letters of credit, stock repurchases and general corporate purchases. It replaces a $100 million unsecured credit facility originally signed in April 2003, which was scheduled to mature in April 2006. The new credit facility is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Too, Inc. We currently have no direct borrowings outstanding under the new credit facility.
7. Stock Based Compensation
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
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income as reported	$16,003	$11,411	$27,379	$18,039
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	800	215	2,196	664
Stock-based compensation expense determined under fair value based method, net of tax	(1,470)	(1,140)	(4,777)	(3,437)

Pro forma net income	$15,333	$10,486	$24,798	$15,266

Earnings per share:
Basic — as reported	$0.48	$0.33	$0.81	$0.52

Basic — pro forma	$0.46	$0.30	$0.74	$0.44

Diluted — as reported	$0.48	$0.33	$0.80	$0.52

Diluted — pro forma	$0.46	$0.30	$0.73	$0.44

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Expected life (in years)	5.3	5.0	5.3	5.0
Forfeiture rate	11%	20%	11%	20%
Dividend rate	—	—	—	—
Price volatility	47%	49%	48%	50%
Risk-free interest rate	4.3%	3.4%	4.0%	3.5%
The weighted average fair value of options granted during the thirteen and thirty-nine weeks ended October 29, 2005 was $13.54 and $12.97, respectively. The weighted average fair value of options granted during the thirteen and thirty-nine weeks ended October 30, 2004 was $10.17 and $7.89, respectively.
8. Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and restricted stock were converted to common stock using the treasury stock method.
The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$16,003	$11,411	$27,379	$18,039

Weighted average common shares — basic	32,996	34,531	33,718	34,460
Dilutive effect of stock options and restricted stock	391	396	326	357

Weighted average common shares — diluted	33,387	34,927	34,044	34,817

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. For the thirteen and thirty-nine weeks ended October 29, 2005, options to purchase 0.6 million and 1.1 million common shares, respectively, were not included in the computation. For the thirteen and thirty-nine weeks ended October 30, 2004, options to purchase 1.2 million and 1.2 million common shares, respectively, were not included in the computation.
9. Recently Issued Accounting Standards
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP No. 115-1”). FSP No. 115-1 was issued after concerns were expressed about the application of Emerging Issues Task Force (“EITF”) No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF No. 03-1”). EITF No. 03-1, issued in 2004, provides guidance on whether an impairment is other-than-temporary. FSP No. 115-1 officially nullifies EITF No. 03-1’s guidance for determining whether an impairment is other-than-temporary, and effectively retains the previous guidance in this area. We believe the adoption of FSP No. 115-1 will not have a material impact on our financial position.
In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” (“FSP No. FAS 123(R)-2”). FSP No. FAS 123(R)-2 was issued to provide guidance on the application of grant date as defined in FASB Statement No. 123(R). FSP No. FAS 123(R)-2 stipulates that a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance is effective for companies upon the adoption of FAS 123(R). We are in the process of evaluating the adoption of SFAS No. 123(R) and have not yet determined the impact on our financial position or results of operations.
In September 2005, the FASB issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB No. 123(R)”, (“FSP No. FAS 123(R)-1”). FSP No. FAS 123(R)-1 defers for an indefinite period the requirement under FAS 123(R) that a freestanding financial instrument that was originally subject to FAS 123(R) becomes subject to the recognition and measurements requirements of other applicable generally accepted accounting principles when the rights that the instrument conveys to the holder no longer depend on the holder’s being employed by the entity that granted the instrument. The guidance is effective for companies upon the adoption of FAS 123(R). We are in the process of evaluating the adoption of SFAS No. 123(R) and have not yet determined the impact on our financial position or results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Company Overview
We operate two brands: Limited Too, which sells apparel, accessories, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years; and Justice, which sells value-priced fashion apparel and accessories for young girls ages seven to fourteen years. Limited Too operates primarily from mall-based locations while Justice operates primarily from “off-mall” power and strip centers. Limited Too also offers a select portion of its assortment through its website (www.limitedtoo.com) and its catazine. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
Restatement of Prior Financial Information
We have restated the consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods ended October 30, 2004 in this Quarterly Report on Form 10-Q. The restatement corrects our historical accounting for operating leases and, while the adjustments associated with the restatement did not impact net sales or net cash flows, the restatement did have an impact on other financial statement areas.
In our consolidated statement of cash flows, we have also revised the classification of auction-rate marketable securities held by us from cash and cash equivalents to current investments. For information with respect to the restatement and the revised classification of marketable securities see Note 2 to the consolidated financial statements. Throughout Item 2 of this Quarterly Report on Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
Performance Overview
Both of our brands had a very good start to the fall season, achieving a 45% earnings per share increase over the third quarter of 2004 on 8% comparable store sales growth. Additionally, we achieved a 200 basis point improvement, as a percentage of net sales, in our gross margin rate, the highest ever for us in a third quarter. This was achieved through reduced merchandise markdowns and leveraged buying and occupancy expenses. Overall, we added 25 net new stores during the quarter and anticipate ending the year with a total of 667 stores.
Net sales for the third quarter of 2005 improved 16% to $203.5 million, compared to $175.0 million for the quarter ended October 30, 2004. The sales increase was the result of an 8% comparable store sales growth and increased store count. Our analysis of transaction activity indicates the average number of units per sales transaction (“UPT”) increased to 4.1, up from 3.9 in third quarter 2004, while our average dollar sale (“ADS”) increased 15% versus the third quarter of last year. Additionally, while overall average store transactions were down, transactions above $50 were up 7% when compared to the third quarter of 2004. Transactions above $50 accounted for over 82% of total sales dollars and nearly 44% of all transactions for the third quarter of 2005, a significant increase when compared against 78% and 39%, respectively, for third quarter 2004. In summary, we drove sales growth through popular fashion and effective marketing, which encouraged our customers to purchase more goods during each trip to our store. We ended the quarter with $16.0 million of net income, up 40% from the third quarter 2004 net income of $11.4 million.
For the year-to-date period ended October 29, 2005, net sales improved 11% to $522.9 million, compared to $469.1 million for the year-to-date period ended October 30, 2004. The sales increase was the result of 5% comparable store sales growth and increased store count. Our year-to-date UPT increased 3% to 4.0 units sold per sales transaction, while our ADS increased 13% from the same period prior year. Year-to-

date transactions above $50 were up 5% per average store over the same period in 2004. These transactions accounted for over 77% of total sales dollars and nearly 38% of all transactions for the period, up from 74% and 33% for the prior year-to-date period. Net income for the year-to-date period ended October 29, 2005 was $27.4 million, up 52% from the year-to-date period ended October 30, 2004.
We continue to create targeted and relevant marketing activities. In third quarter 2005, we extended our outbound voicemail program to include the Limited Too birthday program, a service previously used to enhance our Too Bucks and Bonus Cards performance. We have found our voicemail program to be a cost-effective method of directly communicating with our customers to remind them of in-store events. On the direct mail side, our third quarter marketing cadence included three catazines versus two in the third quarter 2004, as we moved the mailing date of our second back-to-school catazine from second quarter to third quarter to better align with back-to-school dates. On a year-to-date basis, we reduced our direct mail efforts from 8 catazines in 2004 to 6 catazines in 2005. We used the savings from our catazine reductions to air two new spring season television advertising campaigns. While we have not been dissatisfied with our television campaigns, we feel our customers respond more favorably to catazines. Therefore, in 2006 we are expecting to return to 8 catazines for Limited Too and move away from television advertising.
While we achieved much through our improved marketing activities, we also conducted two successful merchandising initiatives in our Limited Too stores that have provided incremental sales. We increased the depth in small-sized tops and bottoms in stores and also conducted a successful plus-sized test in woven bottoms in selected stores. As a result, we plan to deliver 55 styles of plus-size bottoms to all Limited Too stores beginning in spring 2006.
From a merchandising standpoint, our casual cut and sewn tops and innerwear, principally camisole tops, continue to perform well, as do our casual skirts and skorts, jackets and denim jeanswear. Additionally, in non-apparel, our footwear and jewelry have been performing exceptionally well, posting double-digit average store sales increases for the quarter over the third quarter of 2004. We attribute these successes to maintaining focus on our girl and delivering the styles and fashion she wants. We hope to keep this momentum into the holiday season and through the remainder of 2005, as we continue to emphasize a balanced fashion assortment for both our girly girl as well as our sporty girl.
The table below shows line items as a percentage of net sales:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	60.4%	62.4%	62.6%	65.7%

Gross income	39.6%	37.6%	37.4%	34.3%
General, administrative and store operating expenses	27.7%	27.3%	29.6%	28.3%

Operating income	11.9%	10.3%	7.8%	6.0%
Interest income, net	0.3%	0.1%	0.3%	0.1%

Earnings before income taxes	12.3%	10.4%	8.1%	6.1%
Provision for income taxes	4.4%	3.9%	2.9%	2.3%

Net income	7.9%	6.5%	5.2%	3.8%

Operational Summary
Summarized operational data for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004 is presented below:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 29,	October 30,	Percent	October 29,	October 30,	Percent
	2005	2004	Change	2005	2004	Change
Net sales (millions)	$203.5	$175.0	16%	$522.9	$469.1	11%

Limited Too and Justice:

Comparable store sales (1)	8%	11%		5%	3%
Sales per average gross square foot (2)	$76	$71	7%	$202	$194	4%
Sales per average store (thousands) (3)	$321	$296	8%	$841	$803	5%

Average dollar sales value per transaction (“ADS”) (4)	$60	$52	15%	$52	$45	16%
Average number of units per transaction (“UPT”)	4.1	3.9	5%	4.0	3.9	3%
Number of transactions per average store (thousands)	5.3	5.6	-5%	16.1	17.4	-7%

Average store size at period end (gross square feet)	4,168	4,137	1%	4,168	4,137	1%
Total gross square feet at period end (thousands)	2,726	2,482	10%	2,726	2,482	10%
Inventory per gross square foot at period end	33	33	0%	33	33	0%
Inventory per store at period end (thousands)	138	137	1%	138	137	1%

Number of stores:
Beginning of period	629	590		603	558
Opened	29	11		60	45
Closed	(1)	(1)		(6)	(3)
Hurricane damaged stores closed	(3)	—		(3)	—

End of period	654	600		654	600

Limited Too stores remodeled	11	1		23	11
Number of Limited Too stores	572	567		572	567
Number of Justice stores	82	33		82	33

(1)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(2)	Sales per average gross square foot is the result of dividing net sales for the fiscal quarter by average gross square feet, which reflects the impact of opening and closing stores throughout the quarter.

(3)	Sales per average store is the result of dividing net sales for the fiscal quarter by average store count, which reflects the impact of opening and closing stores throughout the quarter.

(4)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of transactions.
Gross Income
Gross income for the third quarter 2005 improved 200 basis points as a percentage of net sales (“bps”) over the third quarter 2004. This was due primarily to improved merchandise margin and leveraged buying and occupancy expenses. Our merchandise margin improvement was driven by improved markdown expenses, which decreased 80 bps in the current quarter due to improved merchandise, the elimination of the Frequent Buyer Card program in Q3 2004 and slight improvement in our initial markup (“IMU”). Buying and occupancy costs improved 120 bps from the same period in 2004 primarily due to leveraged store expenses at our Limited Too stores and leveraged buying payroll costs in our Justice brand.

Gross income on a year-to-date basis for 2005 increased 310 bps when compared to the same period for 2004. This improvement was again the result of improved merchandise margin and leveraged buying and occupancy expenses. Our year-to-date merchandise margin improved 130 bps on reduced markdowns and improved IMU as compared with year-to-date 2004. Year-to-date buying and occupancy costs decreased 170 bps primarily due to leveraged store expenses and reduced catazine production costs. Reduced freight expenses and other miscellaneous margin items account for the remaining 10 bps improvement over the prior year period.
Our gross income may not be comparable to that of certain other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in general, administrative and store operating expenses (see “General, Administrative and Store Operating Expenses” section below).
General, Administrative and Store Operating Expenses
General, administrative and store operating expenses increased $8.4 million or 40 bps for the third quarter of 2005 over the third quarter of 2004 as outlined in the table below (in thousands, except basis point amounts):

	Q3 2005	Q3 2005
	vs. Q3 2004	vs. Q3 2004
	Dollar change	Change in bps
Changes in:
Home office	$4,674	160
Stores	3,589	(70)
Marketing	237	(30)
Distribution center & other	(71)	(20)

Total Change	$8,429	40

Home office expenses for third quarter 2005 were higher than the third quarter of 2004 mainly due to increased headcount and consulting services primarily related to our multi-year information technology initiative as well as increased restricted stock expenses. Store operating expenses for the quarter increased 11% in dollars from third quarter 2004, however, this increase was leveraged by a 16% increase in net sales, resulting in a 70 bps reduction compared with third quarter 2004. This dollar increase was primarily due to the increased number of stores and additional hours required by our higher sales. On an average store basis, Limited Too and Justice operated 47 more stores in the third quarter of 2005 versus 2004. Marketing expenses increased slightly due to increased utilization of outbound voicemail calls over the third quarter of 2004. Our distribution center and other selling expenses improved by 20 basis points from the same quarter in the prior year, leveraged by our increased sales performance.
For the thirty-nine weeks ended October 29, 2005 general, administrative and store operating expenses increased by $21.9 million and 130 bps over the similar period of 2004 as outlined in the table below (in thousands, except basis point amounts):

	YTD 2005	YTD 2005
	vs. YTD 2004	vs. YTD 2004
	Dollar change	Change in bps
Changes in:
Home office	$8,671	100
Stores	7,631	(50)
Marketing	6,476	110
Distribution center & other	(847)	(30)

Total Change	$21,931	130

Home office expenses for the year-to-date period ended October 29, 2005 increased 100 bps over the same period in 2004 due mainly to higher incentive compensation and restricted stock expense as well as additional payroll and consulting expenses, primarily related to our five-year information technology initiative. While year-to-date store payroll and operating expenses were up 9% on a dollar basis from the year-to-date period ended October 30, 2004, the dollar increase was leveraged by an 11% increase in net sales, resulting in a 50 bps decrease. The dollar increase was primarily driven by the addition of new Justice stores in 2005. Year-to-date marketing expenses increased 110 bps over the same period in 2004 due to additional television advertising campaigns conducted during the spring selling season. In 2005, we aired three television campaigns and employed outbound calls to our customers as a direct marketing tool; only one television campaign was aired in the same period last year. While we serviced 50 more stores on average, on a year-to-date basis, distribution center and other selling expenses decreased 30 bps over the same period in 2004, leveraged by our increased sales performance.
Income Taxes
We received approximately $0.5 million of various favorable state tax settlements in the third fiscal quarter of 2005. These settlements were the primary driver in reducing our effective tax rate from the same period in 2004. Tax settlements, favorable and unfavorable, may occur from time to time and should not be considered as permanently impacting our future effective tax rate.
Financial Condition
Our balance sheet continues to strengthen due primarily to our positive cash flows from operations. We were able to finance all capital expenditures with existing working capital, combined with cash generated from operations. We ended the quarter with $133.4 million in cash and short-term investments. In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health.
Liquidity and Capital Resources
Cash generated from operations remains the primary source to support ongoing operations, projected business growth, seasonal working capital requirements, and capital expenditures. In an effort to increase shareholder value, we have also used and may continue to use our capital to repurchase common stock. After using approximately $56.2 million of cash to repurchase common stock, working capital (defined as current assets less restricted assets and current liabilities) decreased from $180.1 million at January 29, 2005 to $145.2 million at October 29, 2005. Although we expect continued improvement in our overall liquidity, we recognize that the specialty retail industry can be highly volatile, where fashion missteps can quickly impact the ability to generate operating cash.

The table below summarizes our working capital position and capitalization (in thousands):

	October 29,	January 29,
	2005	2005
Working capital, excluding restricted assets of $1.2 million and $1.0 million at October 29, 2005 and January 29, 2005, respectively	$145,152	$180,101

Capitalization:
Shareholders’ equity	$308,897	$322,524

Amounts available under the credit facility	$90,473	$78,566

Cash Flows from Operating Activities
Net cash provided by operating activities amounted to $42.3 million for the year-to-date period ended October 29, 2005, up $12.9 million when compared to $29.4 million for the same period of 2004. The table below outlines the changes in cash flow from operating activities during the thirty-nine week period:

YTD 2005 vs
YTD 2004
(Restated)
(in millions)

Changes in:
Net income, depreciation, amortization and loss on disposal	$9.9
Income taxes	(3.4)
Inventory	(3.5)
Accounts payable and accrued expenses	7.4
Tenant allowances received	1.6
Other	0.9

Total change in cash flows from operating activities	$12.9

The increase in the use of cash for income taxes for the year-to-date period 2005 over the same period in 2004 is due primarily to an income tax receivable settled in first quarter 2004 and higher pre-tax income in fiscal 2005, partially offset by the tax benefit received on increased stock option activity in 2005 versus 2004. Cash used to purchase inventory was higher in the first three quarters of 2005 versus the same period 2004 mainly due to increased overall store count. Additional tenant allowances were received during the current year based on increases in store count in our Justice brand. The increase in cash generated by accounts payable and accrued expenses over the year-to-date period in 2004 is primarily related to the timing of receipts and subsequent payments for inventory.

Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $13.9 million for the year-to-date period ended October 29, 2005. The table below outlines the changes in cash flow from investing activities during the thirty-nine week period:

YTD 2005 vs
YTD 2004
(Restated)
(in millions)

Changes in:
Investments	$77.4
Capital expenditures	(20.1)
Change in restricted assets	(20.1)
Other	1.3

Total change in cash flows from investing activities	$38.5

We generated $54.4 million in year-to-date 2005 by liquidating our marketable securities versus using $23.0 million in 2004 to acquire marketable securities. We used this cash primarily to fund our common stock repurchases during the first two quarters of the year. Capital expenditures increased $20.1 million in the year-to-date period ended October 29, 2005 versus the same period in 2004 due to increased store construction related to our Justice concept, the purchase of office space in Hong Kong for our international sourcing operations, and technology related capital spending. Additionally, due to the amendments made to our credit facility during October 2004, our restricted asset requirement regarding certain letters of credit was eliminated, enabling us to release previously restricted asset balances.
Cash Flows from Financing Activities
Financing activities used approximately $49.5 million of cash in the year-to-date period ended October 29, 2005 versus providing $2.3 million of cash in the year-to-date period ended October 30, 2004. The increase in cash usage is primarily related to the repurchase of common stock during the year. During the first three quarters of 2005, approximately 2.7 million shares were repurchased for an aggregate repurchase price of $56.2 million. While our share repurchase program is ongoing, as of the date of this filing, no additional shares have been repurchased. Refer to Item 2 of PART II of this Form 10-Q for further information. The remaining fluctuation in cash flows from financing activities year-to-date 2005 versus year-to-date 2004 was primarily related to stock option activity and a decrease in our cash overdraft position at the end of the third quarter 2005.
Credit Facility
In October 2005, we entered into a new unsecured credit facility providing us with a $100 million revolving line of credit, which can be increased up to $150 million at management’s option, under certain circumstances. Refer to Note 6 for further detail.
Stock Repurchase Program
We amended our share repurchase program in November 2005 to restore the amount that may be used to repurchase shares to $125 million over a two year period beginning November 17, 2005. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any shares under the amended share repurchase program.

Capital Expenditures
We expect 2005 capital expenditures to be in the $50 to $54 million range, mainly allocated to new store construction, improvements to existing stores and information technology (“IT”) initiatives. We expect that cash on hand and cash generated from operating activities will fund substantially all capital expenditures for 2005.
We have embarked upon a multi-year IT modernization strategy to ensure our systems infrastructure can fully support our expected growth. Central to our strategy is the creation of a data warehouse that will give key decision makers more timely information to both monitor the business and make sound business decisions. Our data warehouse will be presented to end-users through a fully customizable employee portal and enabled with a suite of business intelligence and business analysis tools. In addition, starting in fiscal year 2006, we will upgrade our core planning and allocation capability with a new suite of fully integrated financial planning, assortment planning, forecasting and open-to-buy tools. Furthermore, we intend to implement a new enterprise resource planning suite to replace the current financial, merchandising and real estate planning suites. The total costs for our initiative are anticipated to range between $26.0 and $31.0 million and should be completed by 2010. These costs and the related project timing are estimates, and therefore are subject to variation.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our Form 10-K for the fiscal year ended January 29, 2005.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward—looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “expect,” “hope,” “risk,” “intend,” “could,” “pro forma,” “potential,” “outlook,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2005 and beyond to differ materially from those expressed in the forward-looking statements. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q:
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
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. The inclusion of forward-looking statements should not be regarded a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us, as the management of the company. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
To the extent we borrow under our new credit facility, we will be exposed to market risk related to changes in interest rates. At October 29, 2005, no direct borrowings were outstanding under the new credit facility. Additionally, we purchase investments with original maturities of 90 days or less. We also hold investments with original maturities between 91 days but less than two years. These financial instruments bear interest at fixed rates and are subject to interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures:
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
As of end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting:
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the thirteen-week period ended October 29, 2005.
Inherent Limitations:
It should be noted that our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
There are various claims, lawsuits and other legal actions pending for and against Too, Inc. incident to the operations of our business. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	The continuous offering of certain units in our Stock Fund (the “Stock Fund”) of our Savings and Retirement Plan (the “Retirement Plan”) representing 800 shares of our common stock purchased by the trustee of the Retirement Plan on the open market from time to time have not been registered under the Securities Act of 1933, as amended (the “Act”). In addition, the continuous offering of 1,813 shares of our common stock purchased by the custodian of our 1999 Associate Stock Purchase Plan (the “Purchase Plan”) on behalf of our associates on the open market from time to time have not been registered under the Act. Participants in the Retirement Plan had the option to invest defined contributions into the Stock Fund. We received no consideration for units purchased by participants in the Stock Fund of the Retirement Plan or shares purchased under the Purchase Plan. While we cannot predict the possible effect of federal or state regulatory action, we do not believe that the failure to register the offering and sale of these units and shares will have a material adverse effect on our financial position or results of operations.
(b)	Not applicable.
(c)	In November 2004, our Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value. The purchases may occur from time to time over the two year period beginning November 18, 2004, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. The following table illustrates our purchases of equity securities during the third quarter 2005:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that may
	Shares	Price Paid	Part of Publicly Announced	yet be purchased under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
August (July 31, 2005 through August 27, 2005)	—	—	—	$65,844,097

September (August 28, 2005 through October 1, 2005)	17,700	$24.88	17,700	$65,403,638

October (October 2, 2005 through October 29, 2005)	—	—	—	$65,403,638

Total	17,700	$24.88	17,700	$65,403,638

We amended our share repurchase program in November 2005 to restore the amount that may be used to repurchase shares to $125 million over a two year period beginning November 17, 2005. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transaction, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any shares under the amended share repurchase program.

Item 6. Exhibits.
Exhibits

10.1		Credit Agreement, dated October 28, 2005, by and among Too, Inc., each of Too, Inc.’s domestic subsidiaries, as Guarantors, National City Bank, as Lead Arranger and Administrative Agent, Fifth Third Bank, as Syndication Agent, Bank of America, as Documentation Agent, LaSalle Bank National Association, as Managing Agent, and Citicorp USA, Inc. as Lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2005).

31.1	*	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

+	Furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOO, INC. (Registrant)
By:	/s/ Poe A. Timmons
Poe A. Timmons
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 8, 2005