Form 10-K
period 2006-01-28
TOO, INC.
filed 2006-04-10
CIK 1085482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2006

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-14987

(Exact name of Registrant as specified in its charter)

Delaware	31-1333930

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
8323 Walton Parkway, New Albany, Ohio 43054

(Address of principal executive offices)                     (Zip Code)
Registrant’s telephone number, including area code 614-775-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at July 30, 2005 was $842,205,435. There were 32,933,422 shares of the Registrant’s common stock outstanding at April 7, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the Annual Meeting of Stockholders scheduled for May 18, 2006 are incorporated by reference into Part III.

TOO, INC.

(This Page Intentionally Left Blank)

PART I
Item 1. Business.
The Company
Too, Inc. (referred to herein as “Too”, the “Company”, “we” or “us”) is the operator of two specialty retailing businesses, Limited Too and Justice. We were established in 1987 as a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). In 1999, the Board of Directors of The Limited approved a plan to distribute to its shareholders all of the outstanding common shares of Too, Inc. Effective August 23, 1999, The Limited distributed to its shareholders of record as of August 11, 1999, all of its interest in Too on the basis of one share of Too common stock for each seven shares of The Limited common stock (the “spin-off”). The spin-off resulted in 30.7 million shares of Too common stock initially outstanding as of August 23, 1999. As a result of the spin-off, we became an independent, separately traded, public company. In connection with the spin-off, we entered into various agreements regarding certain aspects of our relationship with The Limited, some of which are ongoing to this day. The material portions of these agreements that are currently in effect are discussed on pages 34-36 of this report.
Since the spin-off, we have operated as an independent, separately traded, public company. We currently operate two brands that focus on our core customer, girls ages 7-14 (“tweens”). Limited Too sells apparel, footwear, lifestyle and personal care products for fashion-aware, trend-setting tweens, while Justice, which is “Just for Girls,” focuses on selling value-priced sportswear and accessories for tweens in off-mall power centers.
Initially, Limited Too stores were adjacent to or departments within The Limited stores to provide apparel to young girls, infants and toddlers. By 1996 we had expanded our locations from our original two stores to 288 stores. In that same year a new management team led by our current Chief Executive Officer and Chairman of the Board of Directors, Mike Rayden, recognized that tweens had their own emerging sense of style and revised our strategy to focus solely on girls seven to fourteen years of age as our target customer group. Since 1996 we have nearly doubled our Limited Too store base, operating 574 stores in 46 states and Puerto Rico at the end of fiscal year 2005.
In 2004 we took the next step for Limited Too and expanded our Limited Too brand into the international marketplace in an effort to bring our fashion-forward brand to tweens around the world. As of the date of this filing we have 19 licensed Limited Too stores in markets outside of the United States.
We opened our first Justice store in January of 2004 in our home town of Columbus, Ohio at the Polaris Town Center. By the end of our first full year of operations we had opened 35 Justice stores and at the end of 2005, had grown our Justice store base to 92 stores in 26 states.
On May 28, 2003, we announced the discontinuation of our mishmash retail concept in favor of redirecting our resources to the Justice concept. Also on that date, we announced we were ending our involvement in the Goldmark joint venture.

Limited Too Retail Operations
Limited Too is a specialty retailer of quality apparel, accessories, footwear, lifestyle and personal care products for fashion-aware, trend-setting tweens. Limited Too customers are active, creative and image-conscious, enjoy shopping and describe themselves as “fun” and “cool.” We believe they want a broad assortment of merchandise for their range of dressing occasions, including school, leisure activities and special occasions. We continually update the merchandise assortment, which includes non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics and lifestyle furnishings for her room.
To attract customers to Limited Too, we create an in-store atmosphere that is visually appealing and provides an enjoyable, safe and exciting shopping experience. All of the stores contain a wide variety of merchandise for a one-stop shopping experience, which has been specifically designed to be a store just for her. Stores feature colorful storefronts, light displays, gumball machines, and eye-catching photographs. All Limited Too stores opened or remodeled from mid-1997 through fall 2004 were designed using the “Girl Power” model, which further enhanced the shopping experience. In late 2004, we introduced our “It’s a Girls World” store design concept and currently have 49 stores operating under this format. All new and remodeled Limited Too stores since November 2004 make use of this new format.
Our Limited Too merchandise includes:
•	apparel, such as jeans and other jeanswear and bottoms, knit tops and T-shirts containing our brand name and other graphics, dresses and outerwear;
•	accessories, such as jewelry, hair ornaments, hats, key chains, wallets, backpacks, purses, and watches;
•	footwear, such as slippers, sandals, boots and shoes;
•	lifestyle products, such as bedroom furnishings, music, small electronics and candy;
•	personal care products such as age-appropriate cosmetics and toiletries; and
•	add-ons, such as underwear, sleepwear and swimwear.
Our Limited Too customers can also take advantage of our web-based store located at www.limitedtoo.com. Products similar to those carried at our individual stores can be purchased through this website.
Justice Retail Operations
Justice, launched in January 2004, is our new specialty retail brand offering value-priced fashionable sportswear and related accessories for tween girls, ages 7 to 14. Our stores are located primarily in power centers, off-mall retail locations that draw customers intent on apparel shopping. We believe our customer loves the latest in fashion and fun accessories and we strive to provide this to our value-conscious customers. Justice stores are fun, interactive places to shop. Store exteriors display the logo “Justice... Just for Girls” and the interiors are bright, colorful inviting spaces with unique fixtures highlighting the merchandise assortment.
In 2005 we launched our Justice Fun Card program, which rewards our customer for shopping with us at certain times of the year (Spring, Back-to-School and Holiday) and encourages them to return to use a $10 discount during a specified redemption period. In 2006, we plan to continue to enhance our Justice marketing efforts by launching our first Justice catazine, which is planned for back-to-school. We also intend to grow other direct mail programs throughout the year including birthday card mailings. In addition, the launch of Shine Parties at Justice will provide our customer with a new unique experience to celebrate her birthday or other special day with her closest friends.
Our Justice merchandise includes:
•	apparel, such as jeans and other pants, skirts, shorts, knit tops, graphic T-shirts, dresses, outerwear, and swimwear;

•	accessories, such as purses, belts, hats, wallets, backpacks, jewelry, hair ornaments, and legwear;

•	footwear, such as slippers, sandals, and boots; and

•	lifestyle products, such as bedroom furnishings, music, stationary, candy and party favors.
In late 2005, Justice also launched its own vanity website, www.justicejustforgirls.com to provide information to its customers, including a description of the brand and a map of nationwide retail locations. In the future we intend to make this a fully functional consumer shopping website carrying numerous items available at Justice stores.
Selecting appropriate real estate is paramount to the success of Justice. In order to maximize the return on our real estate investment, we thoroughly evaluate potential Justice sites to ensure that they meet our co-tenancy and demographic requirements. With over 1,000 power centers located throughout the United States, there are hundreds of potential Justice locations throughout the country. Justice currently has 92 stores open; there are plans for 65 to 75 new stores in 2006.
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
Sourcing
We use a variety of sourcing arrangements. We purchased merchandise from approximately 400 suppliers during fiscal 2005, up from approximately 300 in fiscal 2004. Our largest external supplier is Li & Fung Limited, which provided approximately 24% of our merchandise purchases in fiscal 2005 and 2004. Our second largest supplier, Mast Industries, Inc., a wholly-owned subsidiary of Limited Brands, supplied approximately 10% of the merchandise that we purchased in 2005, down from 12% in 2004.
We source a significant amount of our merchandise from foreign factories located primarily in the Pacific Rim. We do not have long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Additionally, as we may enter into manufacturing contracts in advance of the selling season, we are subject to shifts in demand for certain or all of our products. Our business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues.
During fiscal 2002, we opened our direct sourcing office in Hong Kong and in early 2006 we opened a sourcing office in South Korea. These arrangements allow us to bypass agents, brokers and middlemen and establish and develop increased direct relationships with factories, reducing our sourcing costs. We source primarily from factories with which we have pre-existing relationships and currently source only basic apparel merchandise. Direct sourcing purchases represented approximately 23% of our total purchases in fiscal 2005, up from 15% in 2004. We intend to increase our internal sourcing as a percent of our total business and we ultimately expect direct sourcing to account for approximately 35% to 45% of our total merchandise purchases. To help us accomplish this we intend to begin sourcing accessory items in 2006, while continuing to seek out new direct sourcing opportunities for our apparel merchandise through our existing Hong Kong and new South Korean operations.
Distribution
We operate our own 470,000 square foot distribution center in Etna Township, Ohio. We distribute all of our Limited Too and Justice merchandise from this center.
Inventory Management
Our approach to inventory management emphasizes rapid turnover of a broad assortment of outfits and taking markdowns where required to keep merchandise fresh and current with fashion trends. Our policy is to maintain sufficient quantities of inventory on hand in our retail stores and distribution center so that we can offer customers a full selection of current merchandise.
Seasonality
We view the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, we experience our peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the back-to-school and holiday selling periods. During fiscal year 2005, the highest inventory level approximated $90.1 million at the October 2005 month-end and the lowest inventory level approximated $42.9 million at the May 2005 month-end.
Stores
At the end of fiscal 2005, we operated 574 Limited Too and 92 Justice stores in 46 states and Puerto Rico.

The table below shows the number of retail stores we operated over the past five fiscal years:

	Fiscal Years Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002
Limited Too and Justice:

Number of stores:
Beginning of year	603	558	510	459	406
Opened	70	55	54	56	57
Closed	(7)	(10)	(6)	(5)	(4)

	666	603	558	510	459

Stores remodeled	25	20	4	9	6
Total square feet at period end (thousands)	2,777	2,495	2,307	2,091	1,881
Average store size at period end (gross square feet)	4,170	4,138	4,134	4,100	4,098
Number of Limited Too stores	574	568	553	510	459
Number of Justice stores	92	35	5	—	—
Additional information about our business, including our revenues and profits for the last three years and gross square footage, is set forth under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
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
A wholly-owned subsidiary of Limited Brands owns the brand name “Limited Too,” which is registered in the United States and in numerous foreign countries. In connection with the spin-off, this subsidiary licenses the brand name, royalty-free, to one of our wholly-owned subsidiaries, which allows us to operate under the “Limited Too” brand name in connection with our tween business. Under the terms of the agreement, the license is renewable annually at our option.

Competition
The sale of apparel, accessories and personal care products through retail stores and direct-to-consumer channels is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores, discount retailers and direct marketers. Depth of selection, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer services are all important factors in competing successfully in the retail industry. Additionally, factors affecting consumer spending such as interest rates, employment levels, taxation and overall business conditions could have a material effect on our results of operations and financial condition.
Associate Relations
As of April 5, 2006, we employed approximately 9,700 associates (none of whom were parties to a collective bargaining agreement), approximately 6,900 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the back-to-school and holiday shopping seasons.
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
The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report. We also filed with the NYSE in 2005 the required certificate of our Chief Executive Officer certifying that he was not aware of any violation by Too, Inc. of the NYSE corporate governance listing standards.
We have included our web site addresses throughout this filing as textual references only. The information contained on these web sites is not incorporated into this Form 10-K.
Item 1A. Risk Factors.
The information contained or incorporated by reference in this Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “hope,” “risk,” “could,” “plan,” “pro forma,” “potential” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2006 and beyond to differ materially from those expressed in the forward-looking statements.

The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K:
We may not be able to maintain comparable store sales growth
Our comparable store sales performance has fluctuated in the past on a monthly, quarterly and annual basis and is expected to fluctuate in the future. A number of factors have historically affected, and will continue to affect, our comparable store sales results, including:
•	economic conditions;

•	weather conditions;

•	changing fashion trends;

•	competition;

•	new store openings in existing markets;

•	store remodeling and expansions;

•	customer response to new and existing styles;

•	procurement and management of merchandise inventory; and

•	development and growth of our Justice brand.
As a result of these and other factors, we may not achieve or be able to maintain comparable store sales growth in the future. Our stock price may be materially affected by fluctuations in our comparable store sales.
We must identify and respond to fashion trends and satisfy customer demands in order to continue to succeed
Our success depends, in part, on our ability to anticipate the desired fashion trends of our customers and offer merchandise which appeals to them on a timely and affordable basis. We expect our customers’ desired fashion trends to change frequently. If we are unable to successfully anticipate, identify or react to changing styles or trends, our sales may be adversely affected and we may have excess inventories. In response, we may be forced to increase our marketing promotions which could increase selling, general and administrative costs or take markdowns, which could reduce our gross income. Our brand image may also suffer if our customers believe that our merchandise misjudgments indicate that we are no longer able to offer them the latest fashions.
We may be unable to compete successfully in our highly competitive segment of the retail industry
The tween girls retail apparel and accessories industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We also compete with direct marketers who, like us, target customers through catalogs, internet shopping capabilities and other distribution channels. Our success continues to attract many new competitors to enter the market. Increased competition could result in pricing pressures, increased marketing expenditures and loss of our market share, all of which could have a material adverse effect on our financial condition and results of operations.
Some of our competitors may have greater financial, marketing and other resources available to them. In many cases, our primary competitors are located in the same shopping centers as our stores thereby offering an alternative shopping experience to our customer, and in addition to competing for sales, we compete for favorable site locations and lease terms.

We depend on a high volume of mall and power center traffic to generate sales
Our stores are located in both shopping malls and power centers. Our sales depend, in part, on the high volume of traffic in those shopping areas. Our stores benefit from the traffic generated by the shopping area’s anchor tenants, generally large department and specialty stores. Mall and power center traffic, and consequently our sales volume, may be adversely affected by economic downturns in a particular area, competition from other retailers, success of retail centers where we do not have stores, and the closing of anchor tenants. In addition, a decline in the desirability of the shopping environment in a particular mall or power center or an overall decline in the popularity of mall and power center shopping among our target consumers could decrease revenues and associated gross income.
Expansion into new and existing markets creates challenges
Our expansion into new and existing markets may present competitive, design and distribution challenges that differ from our current challenges. These challenges include competition among our stores and brands, diminished novelty of our store design and concept, added strain on our distribution center and additional information to be processed by our information systems. New stores in new markets, including international markets, where we are less familiar with the target customer and our brands are less well-known, may face different or additional risks and increased costs compared to stores operated in existing markets. Expansion into new markets could also bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we are not able to overcome these new challenges, our sales could decrease and our operating costs could rise.
Effectiveness of store remodels is unpredictable
In order to maintain a fresh, clean and positive shopping environment for our target customers, we periodically remodel a portion of our existing store locations. The targeted effects of a store remodel include increased store traffic and sales. However, since the effect of a particular store remodel can not be predicted, there can be no guarantee that a store remodel will have a positive effect on store traffic or sales. Additionally, a remodel may cause a short-term disruption to our business at a particular location.
The market for prime real estate is competitive
In order to sustain growth, our strategy requires securing desirable retail lease space and opening stores in new and existing markets. We must successfully choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase the number of our retail stores in our brands will depend in part on the availability of suitable store sites. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to execute favorable real estate transactions, hire competent personnel and develop these new stores, our growth may not be sustainable.
Our future success depends upon brand awareness and the effectiveness of our marketing programs
Our future success depends upon our ability to effectively define, evolve and promote our lifestyle brands. In order to achieve and maintain significant brand name recognition, we will need to invest in the development of the brands through various means, including customer research, advertising and promotional events, direct mail marketing, internet marketing and other measures. Certain external costs may be subject to price fluctuations such as increases in the cost of mailing, paper or printing catazine and other direct mail promotions. We can provide no assurance that the marketing strategies we implement and the investments we make will be successful in building significant brand awareness or attracting new customers.

Our licensed Limited Too and registered Justice brands are integral to our brand strategy
We currently license the Limited Too brand name and have a federal registration for the Justice trademark and other trademarks in the United States. We have also applied for or obtained a registration for Justice in most of the foreign countries in which our vendors are located.
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
In addition, our right to operate under the Limited Too brand is governed by an exclusive trademark and service mark licensing agreement with Limited Brands. The agreement is renewable annually, at our option. In return, we are required to provide Limited Brands with the right to inspect our stores and distribution facilities and the ability to review our advertising. Limited Brands has the right to terminate the agreement under certain circumstances, specifically if:
•	we breach any of our obligations under the agreement and do not cure the breach within 60 days after receiving notice of the breach;

•	we become bankrupt or insolvent; or

•	we experience a change of control.
The agreement also restricts the way in which we use the licensed brand in our business. We may only use the brand name Limited Too in connection with any business in which we sell to our Limited Too target customer group. Although we currently market only to tweens, our licensing agreement allows us to market to infants and toddlers as well.
If in the future we are unable to use the Limited Too brand, we will be forced to change our brand name. Because much of our merchandise is currently sold under the Limited Too label in stores called “Limited Too,” a name change might cause confusion for our customers and adversely affect our brand recognition and our sales. We would need to expend substantial resources, which we can not estimate at this time, to rename our stores, to produce new merchandise and to establish brand recognition if we were required to change our brand.
Talented personnel are critical to our success
Our continued success depends, to a significant degree, upon the services of our key personnel, particularly our senior executive officers. The loss of any member could impact our ability to bring desirable products to market or effectively manage our internal operations. Such a loss could reduce future revenues, increase costs, or both. Our success in the future will also depend upon our ability to attract, train and retain talented and qualified personnel.
We may not be able to sustain a growth rate sufficient to implement our expansion strategy
We have continued to grow rapidly over the past few years. However, there is a risk that we may not be able to sustain this growth at a rate consistent with our past. Our future growth prospects depend upon a number of factors, including our ability to:
•	find suitable markets and sites for our stores and negotiate leases on acceptable terms for those stores;

•	fulfill our plans to open new stores and remodel or expand existing stores;

•	continue to develop our sales channels, including our direct-to-consumer operations;

•	identify suitable franchise operators for our international expansion initiative;

•	expand our infrastructure to accommodate our growth, including maintaining high levels of customer service;

•	attract, train and retain qualified sales associates;

•	manage our inventory effectively, maintain sufficient distribution capacity and deliver our merchandise in a timely manner;

•	keep up with constantly shifting fashion trends and develop new and appealing merchandise; and

•	maintain continued success for our Justice brand.
We will require substantial capital expenditures to implement our business strategy, in particular our opening of new stores and remodeling or expansion of our existing stores. If we do not generate sufficient cash flow from operations or if we are unable to obtain sufficient financing under our credit facility or from other sources on acceptable terms, we may be required to reduce our planned capital expenditures, which could have a material adverse effect on our growth prospects.
There would be risks associated with launching and maintaining a new brand
As we continue to grow our business, we may take advantage of certain opportunities created by the development of new brand concepts. The ability to succeed in any new potential concept requires significant capital expenditures and management attention. Potential new concepts are subject to certain other risks including:
•	customer acceptance of the new brand and its products;

•	competition, both external and internal;

•	product and brand differentiation among our already-existing brands; and

•	the ability to attract, train and retain qualified personnel including management and designers.
We can provide no assurance that we will develop a new concept or, if we do, that the new concept will grow or become profitable. If we attempt to develop and grow a new brand and do not succeed, this could adversely impact the continued growth of our existing brands and our results of operations.
Our business fluctuates on a seasonal basis
We experience seasonal fluctuations in our sales and net income, with a disproportionate amount of our sales and a majority of our net income typically realized during our fourth quarter due to sales from the holiday shopping period. We also generate significant sales during the back-to-school period in the third quarter. Any decrease in sales or margins during those periods could reduce future annual profit margins and reduce future operational cash flow.
Seasonal fluctuations also affect our inventory levels as we typically order merchandise in advance of the peak selling periods and often before new fashion trends are confirmed by customer purchases. As such, we carry a significant amount of inventory before the Christmas holiday and back-to-school selling periods. Forecasting errors and changing customer buying behaviors may result in excess inventory, which may lead to markdowns and inventory valuation adjustments.
Our business is sensitive to economic conditions and consumer spending patterns
Our growth, sales and profitability may be adversely affected by unfavorable local, regional, national or international economic conditions, including the effects of war, terrorism, natural disasters and widespread health concerns, or the threats thereof. Our business is also impacted by inflation, fluctuations in interest rates, consumer credit availability, consumer debt levels, changes in tax rates and tax policies, and unemployment trends. Additionally, shifts in our customers’ discretionary spending to other goods, including music, entertainment and electronic products could also adversely affect our revenues and associated margins. Overall, we can provide no assurance on how these conditions will impact our business.
We rely on a single distribution center
We rely on one distribution center to receive, store and distribute merchandise to all of our stores. Any significant interruption in the operation of the distribution center due to natural disasters and severe weather, as well as events such as fire, accidents, power outages, system failures or other unforeseen causes could damage a significant portion of our inventory. These factors may also impair our ability to adequately stock our stores and process returns of products to vendors and could ultimately increase our costs associated with our supply chain.
We rely on foreign sources of production
We do not own or operate any manufacturing facilities and therefore we depend on independent third parties for the manufacture of all of our merchandise. We source a large majority of our merchandise from foreign factories located primarily in East and Southeast Asia. We do not have any long-term merchandise supply contracts and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. We compete with many other companies for production facilities and import quota capacity.
Our business also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, including:
•	political instability;

•	currency and exchange risks;

•	local business practice and political issues, including issues relating to compliance with domestic or international labor standards;

•	changes in trade restrictions, duties, tariffs or quotas;

•	international health concerns;

•	potential delays or disruptions in shipping and related pricing impacts; and

•	inability to meet our quality standards.
Our future performance will depend upon these factors, which are beyond our control.

We are pursuing a strategy of international expansion
We currently have 19 licensed stores in certain Middle Eastern countries and may expand into other countries in the future. In addition to the general risks associated with doing business in foreign markets, as stated above, we run the risk of not being able to sustain our growth in these international markets or have a strong enough expansion strategy to allow us to penetrate new international markets in the future. As we penetrate these markets, there is increased risk of not fully complying with existing and future laws, rules and regulations of countries where we conduct business. As with any future business strategy, we can provide no assurance that our current and future international endeavors will be successful.
We source merchandise through our internal sourcing offices in Asia
We source a portion of our merchandise through our offices in Asia, allowing us to bypass agents, brokers and middlemen and establish and develop increased direct relationships with factories and reduce our sourcing costs. If we are unable to maintain these relationships, our selling margins may decrease which could negatively impact our profitability as a business. We intend to increase our direct sourcing efforts in the future; however, we can provide no assurance that this will be profitable.
We will need to comply with existing and new laws and regulations that govern us
Various aspects of our operations are subject to federal, state or local laws, rules and regulations including, for example, the Sarbanes-Oxley Act of 2002 and the Internal Revenue Code. In addition, much of our personal care and lifestyle merchandise is subject to various regulations promulgated by the U.S. Food and Drug Administration, the Federal Trade Commission and the U.S. Consumer Product Safety Commission. A significant change in the regulatory environment applicable to our operations or merchandise could increase our costs associated with compliance including increased product costs resulting from any new regulations. Further, as we expand our merchandise assortment and increase the number of our suppliers to accommodate our growth, it may become more difficult or costly to comply with existing and new regulations, which could reduce margins and profits.
We are implementing new information systems
In addition to modifying and replacing our systems related to sourcing and distributing merchandise, we continue to evaluate and are currently implementing modifications and upgrades to our information technology systems for markdown optimization, merchandise planning and allocation, real estate, data warehouse and financial systems. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies.
The launch of these successor systems will take place in a phased approach over an approximate five-year period that began in 2005. We can provide no assurance that the implementation process will be successful or will occur as planned and without disruptions to operations. Information technology system disruptions could affect our ability to monitor and track our business performance.

The expensing of stock options could negatively impact our future reported earnings
The Financial Accounting Standards Board has recently issued new accounting standards requiring all publicly traded companies to begin recording compensation expense related to all unvested and newly granted stock options. Currently, we include such expenses on a pro-forma basis in the notes to our quarterly and annual financial statements in accordance with accounting principles generally accepted in the United States of America and do not include compensation expense related to stock options in our reported earnings in the financial statements. When we adopt this standard in the first quarter of Fiscal 2006, our reported earnings will be impacted.
Item 1B. Unresolved Staff Comments.
No such unresolved comments exist.
Item 2. Properties.
Our home office facilities are located in New Albany, Ohio. We operate our own distribution center in Etna Township, Ohio, within 15 miles of our home office facilities. Our distribution center is approximately 470,000 square feet. We own both our distribution center and home office facilities. We also own office space in Hong Kong to support our international sourcing operations.
As of January 28, 2006, we operated 574 Limited Too and 92 Justice stores, which are located primarily in shopping malls and off-the-mall power centers throughout the United States. Of the 574 Limited Too stores, 501 are leased directly from third parties – principally shopping mall developers – and 73 are governed by leases where the primary tenant is Limited Brands or an affiliate of Limited Brands. Of the 501 stores directly leased, 29 are guaranteed by Limited Brands. Our leases expire at various dates between 2006 and 2017. In fiscal 2005, total store rent for Limited Too and Justice was $58.1 million. Minimum rent commitments under non-cancelable store leases as of January 28, 2006 total $65.3 million, $59.5 million, $54.3 million, $51.2 million and $44.3 million for fiscal years 2006 through 2010, respectively, and $131.1 million thereafter.
Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Lease terms are typically ten years and usually include a fixed minimum rent plus a contingent rent based on the store’s annual sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants.
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

The table below sets forth the number of stores located in each state or commonwealth territory as of the end of fiscal 2005:

Geographic Location	Limited Too	Justice	Total
Alabama	10	2	12
Arkansas	2		2
Arizona	9	3	12
California	57	6	63
Colorado	7	1	8
Connecticut	11		11
Delaware	4		4
Florida	45	8	53
Georgia	20	3	23
Iowa	4	1	5
Idaho	1		1
Illinois	21	8	29
Indiana	14	4	18
Kansas	5		5
Kentucky	10		10
Louisiana	9		9
Massachusetts	16	1	17
Maryland	16		16
Maine	1		1
Michigan	21	6	27
Minnesota	11	1	12
Missouri	15	3	18
Mississippi	5	1	6
North Carolina	15	2	17
North Dakota	2		2
Nebraska	3	1	4
New Hampshire	5		5
New Jersey	20	8	28
New Mexico	2		2
Nevada	4	2	6
New York	30	1	31
Ohio	23	5	28
Oklahoma	5	1	6
Oregon	3		3
Pennsylvania	33	7	40
Rhode Island	2		2
South Carolina	9	1	10
South Dakota	1		1
Tennessee	14	1	15
Texas	46	13	59
Utah	4		4
Virginia	19	2	21
Vermont	1		1
Washington	7		7
Wisconsin	7		7
West Virginia	3		3
Puerto Rico	2		2

Total	574	92	666

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
Item 4. Submission Of Matters To A Vote Of Security Holders.
(a) On October 31, 2005, we held a Special Meeting of Stockholders.
(b) Not applicable.
(c) At the Special Meeting, our stockholders were asked to approve the material terms of the 2005 Stock Option and Performance Incentive Plan. Of the 32,323,123 shares present in person or represented by proxy at the meeting, 18,592,919 were voted for the plan, 3,018,046 were voted against the plan, and 172,943 shares abstained from voting with respect to the plan.
(d) Not applicable.

PART II
Item 5. Market For The Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.
(a)	Too, Inc. shares are traded on the New York Stock Exchange under the trading symbol “TOO”. The following is a summary of the high, low and close sales prices of our common stock as reported on the New York Stock Exchange for the 2005 and 2004 fiscal years:

	Sales Price
	High	Low	Close
2005 Fiscal Year

4th Quarter	$32.65	$25.75	$28.60
3rd Quarter	$29.90	$24.29	$27.26
2nd Quarter	$27.05	$18.85	$25.79
1st Quarter	$29.31	$22.45	$23.01

2004 Fiscal Year

4th Quarter	$27.84	$21.67	$26.65
3rd Quarter	$22.11	$13.28	$22.02
2nd Quarter	$17.90	$13.92	$14.98
1st Quarter	$21.43	$15.25	$17.54
We have never declared nor paid any dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to pay any dividends in the foreseeable future. Earnings from our operations will be retained and reinvested to support the growth of our business. At April 5, 2006, we had approximately 15,950 shareholders of record.

(b)	Not applicable.

(c)	In November 2004, our Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value. Between November 18, 2004 and November 16, 2005 we repurchased approximately $59.6 million of common stock. In November 2005 our Board of Directors restored the amount that may be used to repurchase shares to $125 million over a two year period beginning November 17, 2005. The purchases may occur from time to time, subject to market conditions, in open market or privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements and we can provide no assurance that we will repurchase any shares under the amended share repurchase program. The following table illustrates our purchases of equity securities during the fourth quarter 2005:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that may
	Shares	Price Paid	Part of Publicly Announced	yet be purchased under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
November (October 30, 2005 through November 26, 2005)	—	—	—	$125,000,000

December (November 27, 2005 through December 31, 2005)	—	—	—	$125,000,000

January (January 1, 2006 through January 28, 2006)	—	—	—	$125,000,000

Total	—	—	—	$125,000,000

Item 6. Selected Financial Data.
The following data is in thousands, except per share data, number of stores and annual sales per average gross square foot:

	Fiscal Year Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002
Statement of Income Data:
Net sales	$757,936	$675,834	$598,681	$640,320	$600,875
Gross income (1)	291,297	241,887	200,626	237,917	217,307
General, administrative and store operating expenses	208,338	177,508	154,275	157,991	150,278
Operating income	82,959	64,379	46,351	79,926	67,029
Income from continuing operations	54,451	41,589	29,114	48,945	39,876
Net income (2)	54,451	41,589	23,134	47,759	39,356
Earnings per share — basic (2)	$1.62	$1.21	$0.68	$1.44	$1.27
Earnings per share — diluted (2)	$1.60	$1.19	$0.67	$1.40	$1.23

Balance Sheet Data:
Cash and equivalents	$22,248	$26,212	$4,991	$36,234	$53,268
Inventories	66,033	62,441	58,299	61,405	44,537
Total assets	523,730	493,696	441,253	395,451	313,785
Total debt	—	—	—	—	50,000
Total shareholders’ equity	350,783	322,524	276,565	247,889	122,017

Selected Operating Data:
Comparable store sales increase/decrease (3)	5%	4%	-13%	-3%	0%
Total net sales growth/decline	12.1%	12.9%	-6.5%	6.6%	10.2%
Gross income rate (4)	38.4%	35.8%	33.5%	37.2%	36.2%
Operating income rate (4)	10.9%	9.5%	7.7%	12.5%	11.2%
Total number of stores open at year end	666	603	558	510	459
Total gross square feet at year end	2,777	2,495	2,307	2,091	1,881
Annual net store sales per average square foot (5)	$284	$272	$268	$318	$336

Note: Due to the discontinuation of mishmash in 2003, its results are excluded for all periods presented unless otherwise noted.
(1)	Gross income equals net sales less costs of goods sold, buying and occupancy costs.

(2)	Includes the impact of the loss on discontinued operations of mishmash, net of tax, of $6.0 million, $1.2 million and $0.5 million for fiscal 2003, 2002 and 2001, respectively.

(3)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for the purpose of this calculation.

(4)	Calculated as a percentage of net sales.

(5)	Annual net store sales per average square foot is the result of dividing net store sales for the fiscal year by the average gross square feet, which reflects the impact of opening and closing stores throughout the period.

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
Executive Overview
A Record Year
A 12% increase in sales combined with a record gross margin rate as a percentage of sales, resulted in a terrific year for us. For 2005, we earned record net income of $54.5 million, or $1.60 per diluted share, on record net sales of $757.9 million. The 34% increase in earnings per diluted share came from the continued strong operating performance from Limited Too and the growth of our Justice brand. We ended the fiscal year with $185.7 million in cash and short-term investments after investing $50.8 million in new stores and other capital projects, and returning over $56 million to shareholders through our share repurchase program.
Limited Too — What a Girl Wants
In the fall of 2005, NPD Group, Inc. conducted an opinion research study for us of 1,200 tweens which showed the remarkable brand power of Limited Too. A common response in the study was that Limited Too has the best fashions and accessories that match a tween girl’s style and what she likes to wear. Fiscal 2005, with its increased focus on “wear-now” fashions, delivered impressive sales increases in cut and sewn casual and camisole tops, novelty denim jeanswear, gauchos, casual skirts and overlayers. Fashionable footwear followed 2004’s strong performance with another great year. Our lifestyles and accessories departments did not repeat the fantastic year they had in 2004, but the gains in apparel and footwear more than made up the shortfall.
Limited Too’s marketing helped drive incremental sales to stores, with increased participation in our Too Bucks, Bonus Card and catazine coupon insert promotions. We will continue to focus on our tween customer, while providing an unparalleled breadth of assortment presented in a fun place to shop, allowing Limited Too to remain the hottest brand for tween girls in the mall.
Justice — Not Just a Concept Anymore
Justice, which was launched as a concept in 2004, has proven that it can be a contending leading brand among tweens. It continues to meet or exceed the operating and financial targets we set when we launched the brand in early 2004. Our value-priced tween apparel brand had a comparable sales increase of 18% for the 35 Justice stores that were open at least a year in 2005. Justice opened 57 stores in 2005, bringing the fiscal year-end total to 92. Most of these new stores are in “power centers,” important off-mall retail locations that draw customers intent on apparel shopping. Tweens are finding that Justice is all about today’s fashion and moms are discovering a store her daughter loves to shop, with prices that excite Mom, too.
Justice launched its first marketing program last spring, the Fun Card, which is building customer loyalty for Justice, and giving moms another way to stretch their apparel dollars. Justice is also introducing parties for birthdays or other special days for our girl to add sales and build greater brand awareness.

Shine Parties at Justice are themed parties with activities that give a tween girl a unique, fun way to celebrate her special day with her friends.
Information Technology Initiative
We continue to invest in our information technology systems, which includes upgrading processes and programs and replacing legacy systems with state-of-the-art software and systems. We believe the investments we are making in information technology today will yield meaningful benefits to our company for many years to come.
Stock Repurchase
In 2005, we repurchased more than 2.5 million shares of common stock for approximately $56.2 million under the original authorization granted by the Board of Directors. In November 2005, we revised the original authorization to enable the company to repurchase shares to $125 million through November 2007. We intend to remain opportunistic in our repurchase strategy, returning cash to shareholders in a practical and judicious manner. For the period January 29, 2006 through April 7, 2006, we have repurchased approximately 0.6 million shares for approximately $20.0 million.
Capital Investment and Resources
Our capital spending plans for 2006 total $55 to $58 million, or 8% to 14% more than was invested last year. Approximately $45 to $47 million is going to open new stores and remodel older Limited Too locations. The remainder will be invested in our information technology and other supply chain initiatives. As we did last year, we expect that cash on hand and cash generated from operations will fund substantially all of our capital expenditures. Too intends to remain debt free.
Store Growth
Justice remains our primary store growth opportunity. We intend to open 65 to 75 stores in fiscal 2006, 14% to 32% more openings than fiscal 2005. Limited Too has 112 store leases up for renewal in fiscal 2006, about 20% of the total chain. Most of these stores are being remodeled or relocated to more advantageous spaces in the mall. We plan to open approximately ten new Limited Too stores in 2006, however due to the expected closure of certain underperforming stores, the total number of Limited Too stores should remain fairly constant. The combined Justice and Limited Too improvements to our store network would give Too, Inc. approximately 10% to 11% store square footage growth for 2006.
Brand Partnering
We feel that our Limited Too catazine is a first-rate advertising medium for companies with tween-right products to promote. In 2005 we strengthened our existing strategic partnerships and sought out new ones with consumer brands that are important to our customer and her family. Our catazine was utilized by a number of diverse companies to assist in the promotion of their products. Firefly Mobile, The Mobile Phone for Mobile Kids, partnered with us to support their tween product. Educational product developer LeapFrog asked us to help launch their Fly pentop computer. Walt Disney Records, responsible for popular tween recording artists such as the Cheetah Girls and Aly & AJ and soundtrack titles like High School Musical, continued its relationship with us. We also helped Dreamworks promote their movie Dreamer (starring Dakota Fanning). Procter & Gamble continued its relationship with Limited Too in support of their Secret Sparkle Collection of personal care products for tweens.
In 2006, we look to continue assisting our strategic partners with product promotion. Hollywood continues to recognize our catazine as a successful advertising vehicle. For the upcoming year we plan to partner with New Line Cinema to generate buzz for multiple tween titles scheduled for release. We will also continue our relationship with Dreamworks, this time on She’s the Man (starring Amanda Bynes). Non-movie products will continue to be an important part of our catazine as well with Rubbermaid’s Foodservice division becoming a strategic partner for 2006. As in prior years, we intend to continue our key relationships with Nestlé’s candy division, Proctor & Gamble, online entertainment company Neopets and Build-A-Bear Workshop.
International Expansion
Since our founding, our goal has been to make Limited Too a world brand, one recognized as the #1 fashion provider for tweens everywhere. As a step toward making that goal a reality, we have a relationship with M.H. Alshaya Company L.L.C., the retail division of Kuwait-based Alshaya Group, founded in 1890. Alshaya operates North American and European license brands throughout the Middle East, managing over 550 stores with more than one-half million square feet of floor space. There are currently 19 Limited Too stores successfully operating in upscale malls in the Kingdom of Saudi Arabia, Kuwait, United Arab Emirates, and Qatar with annual sales projected at over $16 million, on which we will collect merchandise handling and licensing fees.
Being Too
There is likely a prevailing culture in every company, large or small, that can either add to or detract from the well-being of the people who work there, their customers and other stakeholders. At Too, we ask all of our associates to follow five specific objectives that demonstrate what it means to be part of Too:
Be Focused — our customer must come first in everything we do;
Be Driven — all of us need to set goals, hard goals, and perform at a consistently high level in order to achieve them;
Be Creative — we should encourage innovation and support other associates in their creative pursuits;
Be Ethical — always, always do the right thing;
Be Balanced — life is not a dress rehearsal. We must remember to have fun, enjoy life and not forget to take care of ourselves.
We cannot expect to sustain the kind of success we had in 2005 without the dedicated efforts of our many associates. Their stellar efforts are vitally important to our future success.
Our Outlook for the Future
We believe Too, Inc. is well positioned for future growth. Our mature brand, Limited Too, continues to have good opportunities for increased profitability. We continue to design creative marketing initiatives to communicate our brand message to new customers and remind regular customers why it’s their favorite tween store. We expect Limited Too will continue generating internal cash flow to fulfill the capital needs of all our businesses, including Justice.
As we continue to build our Justice brand, it is clear that Justice is on track to be a successful off-mall retail brand. Justice is our store growth vehicle going forward, giving us approximately 10% to 11% square footage growth in 2006. However, growth should not diminish our financial strength. We intend to maintain a debt-free balance sheet, generating sufficient cash to support robust growth while returning excess cash to shareholders as prudent stock repurchase opportunities occur.

Most importantly, we will remain the tween girl expert. By anticipating and delivering the leading fashion our customers have come to expect, we will continue to expand our market share and grow shareholder value.
Results of Operations
Net sales for the year ended January 28, 2006 were $757.9 million, an increase of 12% from $675.8 for the 2004 fiscal year. Gross income increased 20% to $291.3 million in 2005 from $241.9 million in 2004 and operating income increased 29% to $83.0 million in 2005 from $64.4 million in 2004. Net income increased 31% to $54.5 million in 2005 from $41.6 million in 2004. Diluted earnings per share increased 34% to $1.60 in 2005 from $1.19 in 2004.
The following table represents the amounts shown in our consolidated statements of operations for the last three fiscal years expressed as a percentage of net sales:

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, buying and occupancy costs	61.6	64.2	66.5

Gross income	38.4	35.8	33.5
General, adminstrative and store operating expenses	27.5	26.3	25.8

Operating income	10.9	9.5	7.7
Interest income, net	0.3	0.2	0.1

Income from continuing operations before income taxes	11.2	9.7	7.8
Provision for income taxes	4.0	3.5	2.9

Income from continuing operations	7.2	6.2	4.9
Discontinued operations:
Loss from operations of mishmash, net of tax	—	—	0.2
Loss on mishmash store closings and impairment charges, net of tax	—	—	0.8

Loss on discontinued operations	—	—	1.0

Net income	7.2%	6.2%	3.9%

Financial Summary
Summarized annual financial data for our Limited Too and Justice divisions is presented below:

	Fiscal Year Ended			% Change
	January 28,	January 29,	January 31,	2004-	2003-
	2006	2005	2004	2005	2004
Limited Too Division
Net sales (millions) (1)	$696.4	$652.3	$598.6	7%	9%

Comparable store sales (3)	5%	4%	-13%
Annual net store sales per average square foot (4)	$291	$277	$268	5%	3%
Sales per average store (thousands) (5)	$1,210.7	$1,147.4	$1,109.4	6%	3%

Average dollar sales value per transaction (“ADS”) (6)	$51.21	$45.05	$45.63	14%	-1%
Average number of units per transaction (“UPT”)	3.92	3.73	3.83	5%	-3%
Number of transactions per average store	23,628	25,481	24,224	-7%	5%

Average store size at period end (gross square feet)	4,144	4,125	4,123	—%	—%
Total gross square feet at period end (thousands)	2,379	2,343	2,280	2%	3%
Inventory per gross square foot at period end (7)	$24.5	$25.4	$24.8	-4%	2%
Inventory per store at period end (7)	$101,704	$104,792	$102,345	-3%	2%

Number of stores:
Beginning of period	568	553	510
Opened	13	25	49
Closed	(7)	(10)	(6)

End of period	574	568	553

Limited Too stores remodeled	25	20	4

	Fiscal Year Ended		% Change
	January 28,	January 29,	2004-
	2006	2005	2005
Justice Division *
Net sales (millions) (2)	$61.5	$23.5	162%

Comparable store sales (3)	18%	n/a
Annual net store sales per average square foot (4)	$219	$191	15%
Sales per average store (thousands) (5)	$926.4	$809.6	14%

Average dollar sales value per transaction (“ADS”) (6)	$47.93	$39.62	21%
Average number of units per transaction (“UPT”)	4.15	3.75	11%
Number of transactions per average store	19,466	20,361	-4%

Average store size at period end (gross square feet)	4,326	4,346	—%
Total gross square feet at period end (thousands)	398	152	162%
Inventory per gross square foot at period end (8)	$19.2	$19.2	—%
Inventory per store at period end (8)	$83,207	$83,400	—%

Number of stores:
Beginning of period	35	5
Opened	57	30
Closed	—	—

End of period	92	35

(1)	Total Limited Too net sales includes: store sales, net of associate discounts, direct sales, international revenue and partner advertising revenue.
(2)	Total Justice net sales is defined as store sales, net of associate discounts.
(3)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.
(4)	Annual net store sales per average square foot is the result of dividing net store sales for the fiscal year by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.
(5)	Sales per average store is the result of dividing gross store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.
(6)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of transactions.
(7) Inventory value for Limited Too includes stores, direct and all valuation adjustments.
(8) Inventory value for Justice includes stores inventory and all valuation adjustments.
* As the Justice division had only 5 stores open at January 31, 2004, the fiscal year 2003 information has been omitted and is not considered necessary for comparative purposes.

Analysis of Operations
Net Sales
Fiscal 2005
Net sales for fiscal 2005 improved 12% to $757.9 million, compared to $675.8 million for fiscal 2004. The increase was the result of a 5% comparable store sales growth and the addition of new Limited Too and Justice stores. We experienced solid sales growth in both of our selling seasons in fiscal year 2005. Spring season comparable store sales increased 3%, while our fall season posted a very strong comparable store sales increase of 7% for the second year in a row.
We drove our 2005 sales growth largely by having the right fashion for our girl and through effective marketing, which encouraged our customers to purchase more goods during each trip to our store. In 2005, we continued to solidify our marketing efforts by continuing our “Too Bucks” and “Bonus Card” programs at Limited Too and introducing our “Fun Card” program at our Justice stores. We were less pleased with the impact of our spring and back-to-school television advertising campaigns in relation to their cost. While our transactions per store are down slightly, we are not concerned as our units per transaction (“UPT”) are up. Our data shows that our customers are making fewer shopping trips, but buying more when they buy. Couple this with our increased unit retail prices and we achieved a 14% increase in our average dollar sale (“ADS”). Additionally we have seen transactions over $50, a statistic that we watch very carefully due to our marketing program thresholds, increase to 38% of all transactions, up from 33% in 2004.
For spring 2006, the apparel assortment will focus on a longer, leaner silhouette with denim skirts, bubble skorts, leggings, Bermuda shorts and overlayers all projected to be hot items.
Fiscal 2004
Net sales for fiscal 2004 improved 13% to $675.8 million, compared to $598.7 million for fiscal 2003. The increase was the result of a 4% comparable store sales growth fueled by solid back-to-school and holiday merchandise and the addition of new Limited Too and Justice stores. Our analysis of transaction activity indicated our UPT and ADS decreased slightly from fiscal 2003 down 3% and 2%, respectively, and transactions above $50 accounted for 33% of total transactions in fiscal 2004 down from 34% in fiscal 2003. Within the apparel side of the business, the better performing categories included girls’ skirts and skorts, dresses, sweaters, and ready-to-wear including jackets and outerwear. The non-apparel portion of our business, introduced in the prior year as the “Fun Zone”, continued to post strong sales increases and ended 2004 with 29% sales growth over prior year results.
Gross Income
Fiscal 2005
Gross income for fiscal 2005 reached $291.3 million or 38.4% of net sales, an increase of $49.4 million or 260 basis points as a percentage of net sales (“bps”) over fiscal 2004. This increase was due primarily to improved merchandise margin and leveraged buying and occupancy expenses. Our merchandise margin improved 100 bps from 2004 due primarily to a 90 bps improvement in markdowns, driven by improved merchandise in our stores and tighter inventory management. The remaining improvement resulted from a 30 bps increase in our initial mark-up (“IMU”) and slight unfavorability in other margin items. While buying and occupancy expenses increased $7.8 million, they improved 160 bps from fiscal 2004 primarily due to leveraged store occupancy expenses at our Limited Too stores, leveraged buying payroll costs for both brands and reduced catazine production costs in Limited Too. Our catazine circulation in fiscal 2005 was 12.9 million catazines compared with 23.3 million in fiscal 2004 due to the replacement of one spring season catazine with television advertising and a mailing date shift for the spring 2006 catazine to February 2006.
While we expect our gross margin rate to improve slightly in 2006, we do not expect to see the kind of improvement that we saw from 2004 to 2005. There are several key reasons: (1) Justice, which currently has a slightly lower gross margin rate due to its size/maturity as a brand, will continue to grow as a percentage of our total business; (2) we will reinvest in our Limited Too catazine in 2006, returning to a full slate of eight catazines with an expected circulation of 20 million catazines for Limited Too as well as potentially introducing a Justice catazine in Fall 2006; and (3) we will begin expensing stock option compensation with the adoption of SFAS No. 123(R) in 2006 which will, at least for 2006, reduce some of the leverage we achieved in 2005 for our buying payroll.
Fiscal 2004
Gross income for fiscal 2004 increased $41.3 million or 230 basis points, to 35.8% of net sales, over fiscal 2003. Markdown rates were greatly reduced from 2003 resulting in a 250 basis point increase in the gross income rate. Although buying and occupancy expenses, including catazine production, increased $11.3 million, or 7.3%, over 2003, we were able to drive sales growth of nearly 13%. This leveraging resulted in an additional 130 basis point improvement. We mailed approximately 23.3 million catazines in fiscal 2004, approximately 10 million fewer than fiscal 2003. Our IMU rate decreased 140 basis points from 2003 due to the addition of the Justice concept and a shift in Limited Too mix away from apparel and into accessories, which typically have a lower IMU rate.
General, Administrative and Store Operating Expenses
Fiscal 2005
General, administrative and store operating expenses (“SG&A”) increased $30.8 million, or 120 basis points, to 27.5% of net sales in fiscal year 2005 from fiscal year 2004 as outlined in the table below (in thousands, except basis point amounts):

	2005 vs. 2004	2005 vs. 2004
Changes in:	Dollar change	Change in bps
Home office	$14,071	130
Store operating expenses	11,437	(50)
Marketing	7,640	90
Distribution center & other	(2,318)	(50)

Total Change	$30,830	120

Home office expenses increased 130 basis points over fiscal year 2004 primarily due to higher incentive compensation and restricted stock expense, as well as additional payroll and consulting expenses related to our multi-year information technology initiative. While total store operating expenses were up 9% on a dollar basis from the prior year, the dollar increase was leveraged by a 12% increase in net sales, resulting in a 50 basis point decrease. The dollar increase in store operating expenses was primarily driven by the addition of 57 new Justice stores in 2005.
Fiscal 2005 marketing expenses increased 90 basis points over fiscal 2004 due to additional television advertising campaigns aired during the spring selling season. In 2005, we aired three television campaigns and employed outbound calls to our customers as a direct marketing tool; only one television campaign was aired in fiscal year 2004.

While we serviced 52 more stores on average, total fiscal year 2005 distribution center, direct shipping and other selling expenses decreased 50 basis points from the prior year, leveraged by our increased sales performance.
We expect our SG&A rate to net sales to improve slightly in 2006 due primarily to investing dollars related to last year’s television advertising into our increased catazine circulation discussed above.
Fiscal 2004
General, administrative and store operating expenses increased $23.2 million, or 50 basis points, in fiscal year 2004 from fiscal year 2003 as outlined in the table below (in thousands, except basis point amounts):

	2004 vs. 2003	2004 vs. 2003
Changes in:	Dollar change	Change in bps
Home office	$7,101	50
Stores	13,309	(10)
Marketing	1,191	—
Distribution center & other	1,632	10

Total Change	$23,233	50

Home office expenses increased due to a number of factors. First, incentive compensation expense was $2.6 million higher in 2004 due to the financial performance of the business. Legal and professional fees increased $0.9 million while compliance costs associated with the Sarbanes-Oxley Act of 2002 increased $1.3 million. Payroll and relocation costs increased by $2.2 million due to increased headcount and other personnel changes.
Marketing expenses increased in 2004 primarily due to a television marketing campaign in 2004, which did not occur in 2003.
Store-operating expenses increased largely due to store payroll increases related to 30 new Justice stores and 25 new Limited Too stores. Our distribution center costs and other expenses increased by 10 basis points compared with fiscal year 2003 primarily due to a favorable brand litigation settlement, which reduced expenses in 2003.
Interest Income, net
Fiscal 2005
Interest income, net, amounted to $2.0 million for fiscal 2005 versus $1.3 million for 2004. Interest income is earned on investments in money market securities and short-term, highly liquid and insured municipal bonds, and includes interest income from investments related to the nonqualified benefit plans. The increase in 2005 is primarily attributed to higher investment balances and favorable interest rates. Refer to Note 2 to the consolidated financial statements for a more complete discussion. Gross interest income was $4.3 million and $2.3 million for fiscal years 2005 and 2004, respectively. Interest expense, which represents facility and letters of credit fees, as well as net interest expense related to our nonqualified benefit plans, was $2.3 million and $1.0 million for fiscal years 2005 and 2004, respectively.
Fiscal 2004
Interest income, net, amounted to $1.3 million for fiscal 2004 versus $0.1 million for 2003. The increase is primarily related to higher investment balances as well as favorable interest rates driven by our Board of Directors’ approval of a new investment policy in 2004 that allowed the purchase of investments with maturities greater than ninety days. Gross interest income was $2.3 million and $1.6 million for fiscal years 2004 and 2003, respectively. Interest expense, which represents facility and letters of credit fees, as well as net interest expense related to our nonqualified benefit plans, was $1.0 million and $1.5 million for fiscal years 2004 and 2003, respectively.
Provision for Income Taxes
Fiscal 2005
The total provision for income taxes increased to $30.5 million in fiscal 2005 from $24.1 million for 2004. The income tax provision rate decreased to 35.9% in fiscal 2005 from 36.7% in 2004. The rate decrease was primarily attributable to investments in short-term, tax-free municipal bonds and the settlement of certain state tax examinations.
We do not expect any significant change in our statutory tax rate in fiscal 2006. Our effective rate will continue to be impacted by items such as municipal interest income, overseas operations and the settlement of any tax examinations which may occur in the future.
Fiscal 2004
The total provision for income taxes increased to $24.1 million in fiscal 2004 from $13.6 million for 2003. The income tax provision rate decreased to 36.7% in fiscal 2004 from 37.4% in 2003. The rate decrease was primarily attributable to investments in certain short-term, tax-free municipal bonds and the settlement of state tax examinations. The 2003 provision included a $3.8 million tax benefit associated with the loss on mishmash operations and impairment charges.
Discontinued Operations
On May 28, 2003, we announced that we were ending the rollout of our mishmash retail concept in favor of redirecting our resources to the development of a new concept, Justice, focused on value-priced sportswear and accessories for tween girls, ages 7 to 14. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003. In fiscal 2003, the loss from discontinued operations was $6.0 million.
Analysis of Financial Condition and Liquidity
Financial Condition
Our balance sheet continues to strengthen due primarily to our positive cash flows from operations. We were able to finance all capital expenditures, as well as our stock repurchases, with existing working capital, combined with cash generated from operations. We ended the year with $185.7 million in cash and short-term investments. In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health. A more detailed discussion of liquidity, capital resources and expected future capital expenditures follows.
Liquidity and Capital Resources
We are committed to a cash management strategy that maintains enough liquidity to support the operations of the business and withstand unanticipated business volatility. Our operating cash flow has increased over 64% since fiscal year 2003 primarily due to higher net income. We believe that cash flow from operations, together with current levels of cash equivalents and short-term investments, will be sufficient to support ongoing operations, fund capital expenditures related to projected business growth and technology investments, opportunistically repurchase shares and finance the seasonal build-up of inventories.
In 2005, in an effort to further shareholder value, we used a portion of our capital to repurchase common stock. After using approximately $56.2 million of cash to repurchase common stock as well as funding $50.8 million in capital expenditures, working capital (defined as current assets less restricted assets and current liabilities) increased from $180.1 million at January 29, 2005 to $185.1 million at January 28, 2006. We intend to continue our share repurchases, as market conditions favorably allow, through November 2007. We also intend to continue funding capital expenditures for store expansion, store remodeling and our information technology modernization plan. Although we expect continued improvement in our overall liquidity, we recognize that the specialty retail industry can be highly volatile, where fashion missteps can quickly impact the ability to generate operating cash.
The table below summarizes our working capital position and capitalization (in thousands):

	January 28,	January 29,	January 31,
	2006	2005	2004

Working capital, excluding restricted assets of $1.2 million and $1.0 million at January 28, 2006 and January 29, 2005	$185,075	$180,101	$114,808

Capitalization:
Long-term debt	—	—	—
Shareholders’ equity	350,783	322,524	276,565

Total capitalization	$350,783	$322,524	$276,565

Amounts available under the credit facility	$98,802	$78,566	$100,000
Our liquidity is further enhanced by our unsecured $100 million credit facility. Our credit facility contains certain financial covenants and as of January 28, 2006 we are, and expect to remain, in compliance with all of our debt covenants. Beginning in 2004, we collateralized our outstanding letters of credit using our credit facility, thereby decreasing the amount available for borrowings. Prior to 2004, we collateralized our outstanding letters of credit with restricted assets, thus allowing us to borrow the maximum amount available under the facility. In 2005, we negotiated terms with our suppliers that greatly reduced the requirement for us to issue outstanding letters of credit for merchandise shipments. As a result we have increased our available liquidity under the credit facility by over $20 million compared to 2004.

Operating Activities
Net cash provided by operating activities in fiscal year 2005 amounted to $95.8 million, up $18.5 million from $77.3 in fiscal year 2004. The table below outlines the changes in cash flow from operating activities during the year ended January 28, 2006:

FY 2005 vs
FY 2004
(in millions)
Changes in:
Net income, depreciation, amortization and loss on disposal/impairment of assets	$15.2
Income taxes	(14.5)
Inventory	0.6
Accounts payable and accrued expenses	10.8
Tenant allowances received	1.0
Other	5.4

Total change in cash flows from operating activities	$18.5

The increase in cash provided by operating activities in 2005 from 2004 was primarily driven by a 31% rise in net income. The increase in the use of cash for income taxes for fiscal year 2005 was due primarily to an income tax receivable settled in 2004 and higher pre-tax income in fiscal 2005, partially offset by the tax benefit received on increased stock option activity in 2005 versus 2004.
Inventory levels at year-end 2005 rose 6% over year-end 2004 levels. This was due primarily to a 9% increase in average store count resulting from the growth of our Justice brand. Improved buying strategies and the negotiation of favorable vendor payment terms allowed us to use less cash in 2005 compared to 2004 to purchase slightly more inventory. Overall, at year-end 2005, inventory on a per store basis was down slightly from 2004.
Additional tenant allowances were received during the current year based on increases in store count in our Justice brand. The increase in cash generated by accounts payable and accrued expenses over fiscal 2004 was primarily related to the timing of receipts and the increase in accrued compensation cost related to restricted stock. The remaining increase in operating cash is due primarily to the increase in our deferred compensation liability.
Net cash provided by operating activities in fiscal year 2004 amounted to $77.3 million, up $18.9 million from $58.4 in fiscal year 2003. The table below outlines the changes in cash flow from operating activities during the year ended January 29, 2005:

FY 2004 vs
FY 2003
(in millions)
Changes in:
Net income, depreciation, amortization and loss on disposal and impairment	$12.4
Income taxes	10.0
Inventory	(7.2)
Accounts payable and accrued expenses	1.1
Tenant allowances received	(3.7)
Other	6.3

Total change in cash flows from operating activities	$18.9

The increase in cash provided by operating activities in 2004 from 2003 was primarily driven by an 80% rise in net income, an increase in tax liabilities, and the timing of year-end rent payments. These increases in operating cash were partially offset by an increased use of cash to purchase inventory and the reduction of the amount of cash received from landlords in the form of tenant allowances.

Investing Activities
Net cash used for investing activities in fiscal year 2005 amounted to $58.1 million, down $1.2 million from $59.3 million used in fiscal year 2004. The table below outlines the changes in cash used for investing activities during the year ended January 28, 2006:

FY 2005 vs
FY 2004
(in millions)
Changes in:
Investments	$47.5
Capital expenditures	(27.0)
Change in restricted assets	(20.1)
Other	0.8

Total change in cash used for investing activities	$1.2

We used $6.5 million, on a net basis, in fiscal year 2005 to acquire marketable securities versus using $54.5 million, on a net basis, in fiscal year 2004. Capital expenditures increased due to increased store construction related to our Justice brand, the purchase of office space in Hong Kong for our international sourcing operations, and technology related capital spending. Additionally, due to amendments made to our credit facility during October 2004, our restricted asset requirement regarding certain letters of credit was eliminated, enabling us to release previously restricted asset balances.
Net cash used for investing activities in fiscal year 2004 amounted to $59.3 million, down $39.5 million from $98.8 million used in fiscal year 2003. The table below outlines the changes in cash used for investing activities during the year ended January 29, 2005:

FY 2004 vs
FY 2003
(in millions)
Changes in:
Investments	$(13.4)
Capital expenditures	9.0
Change in restricted assets	40.7
Other	3.2

Total change in cash used for investing activities	$39.5

We used $54.5 million, on a net basis, in fiscal year 2004 to acquire marketable securities versus using $41.1 million, on a net basis, in fiscal year 2003. Capital expenditures decreased primarily due to the timing of payments around the opening of Justice stores in early fiscal 2004. Additionally, due to the amendments made to our credit facility, the restricted asset requirement established in 2003 was eliminated, allowing us to reduce previously restricted balances. Also in 2004, our net purchases of marketable securities and investments increased while cash used for funding of our non-qualified benefit plan decreased due to life insurance purchased in 2003 but not in 2004.
Financing Activities
Financing activities used approximately $41.7 million of cash in fiscal 2005 versus providing $3.2 million of cash in fiscal 2004. The increase in cash usage was primarily related to the repurchase of 2.6 million shares of common stock for an aggregate price of $56.2 million. Partially offsetting this use of cash were the increased proceeds from stock option activity. From January 29, 2006 through March 26, 2006, we have repurchased approximately 0.6 million shares for a total of $20.0 million.

Financing activities provided approximately $3.2 million of cash in fiscal 2004 versus providing approximately $9.3 million of cash in 2003. This decrease was primarily related to the purchase of stock during the year. During the fourth quarter of fiscal 2004, 136,000 shares were repurchased for approximately $3.4 million. The remaining fluctuation in cash was primarily related to stock option activity, offset by reductions in the change in our cash overdraft balance.
Future Capital Expenditures
We anticipate spending between $55 million and $58 million in fiscal 2006 for capital expenditures primarily for new stores, remodeling or expansion of existing stores and our continuing information technology initiative. We intend to add 280,000 to 310,000 square feet in 2006, primarily through the growth of Justice, which will represent a 10% to 11% increase over year-end 2004. Although we expect to open approximately ten new Limited Too stores, we do not expect a significant increase in our total square footage from this activity.
We estimate that the average cost for leasehold improvements, furniture and fixtures for Limited Too stores to be opened in 2006 will be between $500,000 and $525,000 per store before any tenant allowances we may receive. Average pre-opening costs per store, which will be expensed as incurred, are expected to approximate $28,000 to $30,000 while inventory purchases are expected to average approximately $95,000 to $100,000 per store. We anticipate remodeling between 30 and 40 Limited Too stores in fiscal 2006, the cost of which is comparable to that of opening a new store.
We plan to open 65 to 75 new Justice stores in fiscal 2006, and anticipate the cost for leasehold improvements, furniture and fixtures for each of these stores to be between $260,000 and $290,000. Pre-opening costs for Justice are similar to those of Limited Too, however inventory purchases for Justice are slightly lower than Limited Too, averaging approximately $85,000 to $90,000 per store.
We have embarked upon a multi-year information technology modernization strategy to ensure our systems infrastructure can fully support our expected growth. Central to our strategy is the creation of a data warehouse that will give key decision makers more timely information to both monitor the business and make sound business decisions. Our data warehouse will be presented to end-users through a fully customizable employee portal and enabled with a suite of business intelligence and business analysis tools. In addition, starting in fiscal year 2006, we will upgrade our core planning and allocation capability with a new suite of fully integrated financial planning, assortment planning, forecasting and open-to-buy tools. Furthermore, we intend to implement a new enterprise resource planning suite to replace the current financial, merchandising and real estate planning suites. The total costs for our information technology initiative are anticipated to range between $26.0 and $31.0 million and should be completed by 2010. These costs and the related project timing are estimates, and therefore are subject to variation.
We expect that cash on hand and generated from operating activities will fund substantially all capital expenditures in fiscal 2006.
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

A summary of some of the remaining Transitional Services Agreements follows:
Trademark and Service Mark Licensing Agreement
At the time of the spin-off, we entered into an exclusive trademark and service mark licensing agreement (the “Trademark Agreement”) with The Limited that allows us to operate under the “Limited Too” brand name. The Trademark Agreement had an initial term of five years after the spin-off, renewable annually at our option. All licenses granted under the Trademark Agreement will be granted free of charge. In return, we are required to provide The Limited with the right to inspect our stores and distribution facilities and an ability to review and approve our advertising. Under the Trademark Agreement, we are only able to use the brand name “Limited Too” in connection with any business in which we sell to our current target customer group or to infants and toddlers. In addition, we may not use the Limited Too brand name or its derivative on merchandise that competes with merchandise currently offered by The Limited or its subsidiaries, unless it is for our current target customer group. The Limited has the right to terminate the Trademark Agreement under certain limited conditions.
Store Leases Agreement
At January 28, 2006, 45 of our stores were adjacent to Limited Brands’ stores. In addition, many of these aforementioned stores are part of 73 stores that are subject to sublease agreements (the “Store Leases Agreement”) with Limited Brands for stores where we occupy space that Limited Brands leases from third-party landlords (the “Direct Limited Leases”). Under the terms of the Store Leases Agreement, we are responsible for our proportionate share, based on the size of our selling space, of all costs (principally rent, excess rent, if applicable, maintenance and utilities).
All termination rights and other remedies under the Direct Limited Leases will remain with Limited Brands. If Limited Brands decides to terminate any of the Direct Limited Leases early, Limited Brands must first offer to assign such lease to us. If, as a result of such early termination by Limited Brands, we are forced to remodel our store or relocate within the mall, Limited Brands will compensate us with a combination of cash payments and loans. Although a loan option is available under the Store Leases Agreement, we have not utilized this option for the financing of expenses associated with early terminations. Since the end of 2001, Limited Brands has compensated us $330,000 relating to early terminations for 4 stores. The table below outlines the general guidelines for the compensation and loan structure with Limited Brands.

		Optional
	Cash	Loan
Remaining Lease Term	Payment	Amount

Less than one year	$—	$100,000
One to two years	50,000	100,000
Three to four years	100,000	100,000
Greater than four years	100,000	150,000
Approximately 7 of the Direct Limited Leases are scheduled to expire during 2009 or later. We may not assign or sublet our interest in those premises, except to an affiliate, without Limited Brand’s consent. If Limited Brands intends to sublet or assign its portion of the leased premises under any of the Direct Limited Leases to any non-affiliate, it will be required to give us 60 days notice, and we will be allowed to terminate our interest on that basis.

Approximately 29 of our direct leases are guaranteed by Limited Brands. Pursuant to the Store Leases Agreement, we are required to make additional payments to Limited Brands as consideration for the guarantees that Limited Brands provides under such leases along with amounts for adjacent stores based on those locations achieving certain performance targets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, such as variable interests in unconsolidated entities, as of January 28, 2006.
Contractual Obligations and Commercial Commitments
We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments may have an impact on future liquidity and the availability of capital resources. The following tables reflect these obligations and commitments as of January 28, 2006 (in thousands):
Contractual Obligations:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 Years

Operating lease obligations (1)	$409,323	$67,066	$115,498	$95,611	$131,148
Purchase obligations (2)	79,464	79,464	—	—	—

Total	$488,787	$146,530	$115,498	$95,611	$131,148

(1)	Primarily consists of future minimum lease payments under the Company’s store operating leases.

(2)	Represents outstanding purchase orders for merchandise and store construction.
Commercial Commitments:

	Commitments by Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 Years

Oustanding letters of credit (1)	$1,114	$1,114	$—	$—	$—
Standby letters of credit	84	84	—	—	—

Total	$1,198	$1,198	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments for the purchase of merchandise.
Credit Facility
In 2005, we entered into a new unsecured credit facility providing us with a $100 million revolving line of credit, which can be increased up to $150 million at management’s option under certain circumstances. Refer to Note 7 to our consolidated financial statements for further detail.

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
Revenue Recognition
Store sales are recorded when the customer takes possession of merchandise. Sales discounts associated with our “Too Bucks”, bonus card and fun card programs are recognized upon redemption in conjunction with a qualifying purchase. Direct sales, through our catazine and website, are recorded upon shipment of merchandise to the customer, which approximates the amount of revenue that would be recognized if sales were recorded upon receipt by the customer. A reserve is provided for projected merchandise returns based on prior experience.
Operating Leases
Rent expense for our operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the build-out period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is accrued in the consolidated balance sheets.
Tenant Allowances
Tenant allowances received from landlords, typically in the form of one time cash payments or reduced rent charges for a specific length of time, are treated as lease incentives and are amortized as a reduction of rent expense over the life of the initial lease term, including the build-out period, and any renewal periods that are reasonably assured. The unearned portion of tenant allowances from landlords are recorded in the consolidated balance sheets.
Cash Equivalents
Short-term investments with original maturities of three months or less are generally classified as cash equivalents. We also consider credit card receivables to be cash equivalents due to our policy of liquidating those balances daily, so that ordinarily we do not have more than 4 days of outstanding collections. We maintain cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential loss is minimal. Outstanding checks classified in accounts payable and in accrued expenses in the consolidated balance sheets totaled $12.6 million and $13.7 million as of January 28, 2006 and January 29, 2005, respectively.
Investments
Investments in debt and auction rate securities are classified as available-for-sale and reported at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. We classify these securities as current assets despite the long-term nature of their stated contractual maturities because we have the ability to quickly liquidate them to support current operations.
Certain securities with long-term contractual maturities are classified as held-to-maturity and are accounted for at amortized cost with any premium or discount amortized over the holding period. We have classified these securities as held-to-maturity based on our intent and ability to hold them to maturity as determined at the time of purchase.
Investments are subject to the credit risk of the issuer and adverse developments in that credit risk could restrict our ability to liquidate securities at their maturity or earlier.
Inventories
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value and cost of inventories. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to sell through merchandise. We record a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected. We estimate and accrue our inventory shrinkage for the period between the last physical count and the balance sheet date. Inherent in the retail method are certain management judgments and estimates including, among others, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis, using service lives for store assets ranging principally from the shorter of the lease term or 10 years for leasehold improvements and 3 to 10 years for other property and equipment. Depreciation for fixed assets at our home office and distribution center are calculated using service lives of 40 years for buildings, 7 to 10 years for furniture and fixtures and 5 to 7 years for computers and other office equipment. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Assets are reviewed on an annual basis for impairment, and based on management’s judgment, are written down to the estimated fair value based on anticipated future cash flows.
In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with internally developed or modified software and amortize these costs using the straight-line method over the estimated useful life, usually 3 to 7 years. These costs include, but are not limited to, employee payroll costs for time devoted to developing the projects as well as external direct costs for materials and services. These costs are expensed until the software project reaches the development stage. Subsequent additions or upgrades to existing software are capitalized only to the extent that they add value and additional performance functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires management judgment in determining when a project has reached the development stage.
Income Taxes
Income taxes are calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to our operations. No valuation allowance has been provided for deferred tax assets because management believes that it is reasonably certain that the full amount of the net deferred tax assets will be realized in the future. Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that we anticipate these earnings will be repatriated.
Recently Issued Accounting Standards
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP No. FAS 13-1”). The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Our current accounting policies are in compliance with the conclusion reached in FSP No. FAS 13-1. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of the provisions of FSP No. FAS 13-1 is not expected to have a material impact on our financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, under the provisions of SFAS No. 123, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006, and expect the pre-tax impact of the adoption of FAS 123(R) to be an increase in expense of $2.5 million to $3.0 million in fiscal 2006.
Seasonality
Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During fiscal 2005, the third and fourth fiscal quarters accounted for approximately 58% of our sales. As a result of this seasonality, any factors negatively affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “believe,” “expect,” “plan,” “hope,” “risk,” “intend,” “could,” “pro forma,” “potential,” “outlook,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2006 and beyond to differ materially from those expressed in the forward-looking statements. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K:
•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	Decline in the demand for our merchandise;

•	The impact of competition and pricing;

•	Effectiveness of our brand awareness and marketing programs;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Currency and exchange risks;

•	Availability of suitable store locations at appropriate terms;

•	Ability to develop new merchandise;

•	Ability to hire and train associates;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks that may be described in this Form 10-K and other reports and filings we make with the Securities and Exchange Commission.
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. The inclusion of forward-looking statements should not be regarded a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us as the management of Too, Inc. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At January 28, 2006, no borrowings were outstanding under the Credit Facility. Additionally, we purchase investments with original maturities of 90 days or less. We also hold investments with original maturities between 91 days but less than two years. These financial instruments bear interest at fixed rates and are subject to interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.

Item 8. Financial Statements And Supplementary Data.
TOO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	2005	2004	2003

Net sales	$757,936	$675,834	$598,681
Costs of goods sold, buying and occupancy costs	466,639	433,947	398,055

Gross income	291,297	241,887	200,626
General, administrative and store operating expenses	208,338	177,508	154,275

Operating income	82,959	64,379	46,351
Interest income, net	2,025	1,307	128

Income from continuing operations before income taxes	84,984	65,686	46,479
Provision for income taxes	30,533	24,097	17,365

Income from continuing operations	54,451	41,589	29,114
Discontinued operations:
Loss from operations of mishmash, net of tax	—	—	1,391
Loss on mishmash store closings and impairment charges, net of tax	—	—	4,589

Loss on discontinued operations	—	—	5,980

Net income	$54,451	$41,589	$23,134

Income (loss) per share — basic:

Continuing operations	$1.62	$1.21	$0.85
Discontinued operations	—	—	(0.17)

Net income per basic share	$1.62	$1.21	$0.68

Income (loss) per share — diluted:

Continuing operations	$1.60	$1.19	$0.84
Discontinued operations	—	—	(0.17)

Net income per diluted share	$1.60	$1.19	$0.67

Weighted average common shares:

Basic	33,603	34,512	34,260

Diluted	33,960	34,955	34,684

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 28,	January 29,
	2006	2005
ASSETS

Current assets:
Cash and equivalents	$22,248	$26,212
Investments	163,451	158,630
Restricted assets	1,193	954
Accounts receivable	8,040	10,476
Income taxes receivable	—	368
Inventories	66,033	62,441
Store supplies	12,216	13,464
Prepaid expenses and other current assets	11,932	10,082

Total current assets	285,113	282,627

Property and equipment, net	201,983	180,449
Long-term investments	8,464	6,776
Deferred income taxes	10,208	9,046
Assets held in trust and other	17,962	14,798

Total assets	$523,730	$493,696

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,223	$29,431
Accrued expenses	38,713	37,669
Deferred revenue	11,859	9,913
Income taxes payable	18,050	24,559

Total current liabilities	98,845	101,572

Deferred tenant allowances from landlords	45,817	44,529
Supplemental retirement and deferred compensation liability	16,907	14,245
Accrued straight-line rent and other	11,378	10,826

Commitments and contingencies (Note 4)

SHAREHOLDERS’ EQUITY

Preferred stock, 50 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 36.1 million and 34.9 million shares issued, 33.3 million and 34.7 million shares outstanding at January 28, 2006 and January 29, 2005, respectively	361	349
Treasury stock, at cost, 2.7 million and 0.2 million shares at January 28, 2006 and January 29, 2005, respectively	(60,595)	(4,391)
Paid in capital	157,718	127,718
Retained earnings	253,299	198,848

Total shareholders’ equity	350,783	322,524

Total liabilities and shareholders’ equity	$523,730	$493,696

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

							Total
	Common Stock		Treasury Stock		Paid in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances, February 1, 2003	34,061	$341	30	$(998)	$114,421	$134,125	$247,889

Net income						23,134	23,134
Issuance of common stock under stock option plans and accrued restricted stock expense	301	3			4,759		4,762
Other, primarily tax benefit related to issuance of stock under stock option and restricted stock plans					780		780

Balances, January 31, 2004	34,362	$344	30	$(998)	$119,960	$157,259	$276,565

Net income						41,589	41,589
Issuance of common stock under stock option plans and accrued restricted stock expense	475	5			6,664		6,669
Purchases of treasury stock	(136)		136	(3,393)			(3,393)
Other, primarily tax benefit related to issuance of stock under stock option and restricted stock plans					1,094		1,094

Balances, January 29, 2005	34,701	$349	166	$(4,391)	$127,718	$198,848	$322,524

Net income						54,451	54,451
Issuance of common stock under stock option plans and accrued restricted stock expense	1,198	12			22,093		22,105
Purchases of treasury stock	(2,555)		2,555	(56,204)			(56,204)
Other, primarily tax benefit related to issuance of stock under stock option and restricted stock plans					7,907		7,907

Balances, January 28, 2006	33,344	$361	2,721	$(60,595)	$157,718	$253,299	$350,783

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2005	2004	2003

Cash flows from operating activities:

Net income	$54,451	$41,589	$23,134

Impact of other operating activities on cash flows:

Depreciation and amortization expense	27,558	24,820	24,723
Amortization of tenant allowances	(7,959)	(7,245)	(6,222)
Loss on disposal of fixed assets	1,344	994	—
Loss on impairment of fixed assets	—	—	6,121

Changes in assets and liabilities:
Inventories	(3,592)	(4,142)	3,106
Accounts payable and accrued expenses	11,608	849	(257)
Income taxes payable and deferred income taxes	(547)	9,171	9,917
Income taxes receivable	368	5,174	(5,542)
Other assets	166	(2,274)	(11,899)
Tenant allowances received	9,247	8,274	11,934
Other long-term liabilities	3,214	96	3,343

Net cash provided by operating activities	$95,858	$77,306	$58,358

Investing activities:

Capital expenditures	(50,807)	(23,823)	(32,826)
Funding of nonqualified benefit plans	(1,000)	(818)	(4,059)
Purchase of investments	(522,258)	(492,891)	(401,444)
Sale of investments	515,253	438,380	360,319
Proceeds from sale of fixed assets	916	—	—
Change in restricted assets	(239)	19,892	(20,846)

Net cash used for investing activities	$(58,135)	$(59,260)	$(98,856)

Financing activities:

Purchases of treasury stock	(56,204)	(3,393)	—
Change in cash overdraft	(1,088)	437	8,538
Stock options and other equity changes	15,605	6,131	717

Net cash (used for) provided by financing activities	(41,687)	3,175	9,255

Net (decrease) increase in cash and equivalents	(3,964)	21,221	(31,243)

Cash and equivalents, beginning of year	26,212	4,991	36,234

Cash and equivalents, end of year	$22,248	$26,212	$4,991

Supplemental disclosures of cash flow information
Cash paid for income taxes	$30,756	$14,700	$8,600
Cash paid for interest	$634	$900	$2,100
Supplemental disclosures of non-cash items:
Accrual for point of sale operating lease buyout	$—	$—	$3,068
Fixed asset additions in accounts payable	$545	$—	$—
Issuance of restricted stock	$638	$538	$4,797
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary Of Significant Accounting Policies
Nature of Business
Too, Inc. (referred to herein as “Too”, the “Company”, “we” or “us”) is the operator of two specialty retailing businesses, Limited Too and Justice. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company. Limited Too sells apparel, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Justice, launched by us in January 2004, sells value-priced sportswear and accessories for girls ages seven to fourteen years.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) we determine our operating segments on the same basis that we use internally to evaluate performance and allocate resources. The operating segments identified by us, Limited Too and Justice, have been aggregated and are reported as one reportable financial segment. We aggregate our two operating segments as they do not meet the quantitative thresholds set forth in SFAS No. 131.
Discontinued Operations
On May 28, 2003, we announced the discontinuation of our mishmash retail concept in favor of redirecting our resources to the Justice concept. See Note 12 for further information regarding our discontinued operations. Also on that date, we announced we were ending our involvement in the Goldmark joint venture.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2005, 2004 and 2003 represent the 52-week periods ended January 28, 2006, January 29, 2005 and January 31, 2004. Fiscal year 2006 will contain 53 weeks.
Cash Equivalents
Short-term investments with original maturities of three months or less are generally classified as cash equivalents. We also consider credit card receivables to be cash equivalents due to our policy of liquidating those balances daily, so that ordinarily we do not have more than 4 days of outstanding collections. We maintain cash deposits in banks which from time to time exceed the amount of deposit insurance available. Management periodically assesses the financial condition of the institutions and believes that any potential loss is minimal. Outstanding checks classified in accounts payable and in accrued expenses on the consolidated balance sheets totaled $12.6 million and $13.7 million as of January 28, 2006 and January 29, 2005, respectively.
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
Restricted Assets
Restricted assets represent investments held in an insurance trust for the benefit of our workers’ compensation insurance carriers. Prior to fiscal year 2004, restricted assets included the restriction from withdrawal of cash that backed our outstanding letter of credit agreements. See Note 7, Credit Facility.
Accounts Receivable
Accounts receivable consist primarily of tenant allowances from landlords, licensing fees from our international partner and miscellaneous trade vendor receivables and are continuously reviewed for their collectability. The allowance for doubtful accounts totaled $0.4 million and $0 at January 28, 2006 and January 29, 2005, respectively.
Inventories
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value and cost of inventories. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to sell through merchandise. We record a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected. We estimate and accrue our inventory shrinkage for the period between the last physical count and the balance sheet date. Inherent in the retail method are certain management judgments and estimates including, among others, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins.
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

Catazine and Advertising Costs
Catazine costs, principally catazine production and mailing costs, are expensed as costs of goods sold, buying and occupancy expense when the catazine is mailed. All other advertising costs, including costs associated with in-store photographs and television and direct mail campaigns, are expensed at the time the promotion first appears in media or in the store as a component of general, administrative and store operating expenses. Catazine and other advertising costs amounted to $21.4 million, $19.3 million and $21.7 million for fiscal years 2005, 2004 and 2003, respectively.
Advertising Barter Transactions
We account for barter transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” EITF Issue No. 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity’s own historical practice of receiving cash for similar advertising.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis, using service lives for store assets ranging principally from the shorter of the lease term or 10 years for leasehold improvements, and 3 to 10 years for other property and equipment. Depreciation for fixed assets at our home office and distribution center are calculated using service lives of 40 years for buildings, 7 to 10 years for furniture and fixtures and 5 to 7 years for computers and other office equipment. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.
In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with internally developed or modified software and amortize these costs using the straight-line method over the estimated useful life, usually 3 to 7 years. These costs include, but are not limited to, employee payroll costs for time devoted to developing the projects as well as external direct costs for materials and services. These costs are expensed until the software project reaches the development stage. Subsequent additions or upgrades to existing software are capitalized only to the extent that they add value and additional performance functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires management judgment in determining when a project has reached the development stage.
Long-lived assets are reviewed on an annual basis for impairment and, based on management’s judgment, would be considered impaired if their carrying value is less than anticipated future cash flows. Store assets are reviewed using factors including, but not limited to, management’s plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows.
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the anticipated tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change.
Revenue Recognition
Store sales are recorded when the customer takes possession of merchandise. Sales discounts associated with our “Too Bucks”, bonus card and fun card programs are recognized upon redemption in conjunction with a qualifying purchase. We classify associate discounts as a reduction of revenue. Revenue from gift cards, gift certificates and store merchandise credits is recognized at the time of redemption, while unredeemed portions are included in deferred revenue. A reserve is carried for projected merchandise returns based on prior experience. Our international brand licensing fees are also included in revenues.
Certain sales of advertising space in our catazine are included in revenue and are recognized when the catazine is mailed. We sell the space to companies who wish to promote tween-right brands and movies. We evaluate these advertising transactions under EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. In accordance with EITF Issue No. 02-16 we generally realize the cash payments as revenue for all agreements entered into or modified after December 31, 2002 to the extent the payments do not exceed the fair market value of the catazine advertising space provided. Cash payments associated with agreements entered into prior to December 31, 2002 are accounted for as a reduction of Cost of Goods Sold, Buying and Occupancy Costs. Our last pre-December 31, 2002 agreement was modified in late 2005.
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

▪ Payroll and related costs associated with merchandise design and procurement

▪ Store rents and other real estate costs (including store pre-opening rents expensed as incurred)

▪ Store asset depreciation

▪ Amortization of tenant allowances

▪ Catazine production and mailing costs
Operating Leases
Rent expense for our operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the build-out period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded in accrued straight-line rent and other and amounted to $11.4 million and $10.8 million at January 28, 2006 and January 29, 2005, respectively.
Tenant allowances received from landlords, typically in the form of one time cash payments or reduced rent charges for a specific length of time, are treated as lease incentives and are amortized as a reduction of rent expense over the life of the initial lease term, including the build-out period, and any renewal periods that are reasonably assured. The balance is recorded as deferred tenant allowances from landlords and amounted to $45.8 million and $44.5 million at January 28, 2006 and January 29, 2005, respectively.
General, Administrative and Store Operating Expenses
The following is a list of the major components of “general, administrative and store operating expenses” in our consolidated statements of operations:
▪ Store payroll and expenses

▪ Home office payroll and expenses (not related to design and merchandise procurement)

▪ Marketing, including television advertising

▪ Distribution center costs, including receiving and warehouse costs
Distribution center costs amounted to $7.5 million, $7.6 million and $7.9 million for fiscal years 2005, 2004 and 2003, respectively.
Stock-Based Compensation and Stock Options
We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation expense for stock options has been recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. We recognize compensation expense related to restricted stock awards on the basis of the fair value of the stock at the date of grant, amortized over the vesting period. Restricted shares with unsatisfied performance criteria are valued at fair value at the date of the balance sheet and amortized over the remaining vesting period.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation (in thousands, except per share amounts):

	2005	2004	2003

Net income, as reported	$54,451	$41,589	$23,134
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	3,071	788	653
Stock-based compensation expense determined under fair value based method, net of tax	(5,542)	(3,695)	(4,650)

Pro forma net income	$51,980	$38,682	$19,137

Earnings per share:
Basic — as reported	$1.62	$1.21	$0.68

Basic — pro forma	$1.55	$1.12	$0.56

Diluted — as reported	$1.60	$1.19	$0.67

Diluted — pro forma	$1.53	$1.11	$0.55

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2005	2004	2003

Expected life	5.3	5.0	5.0
Forfeiture rate	13%	20%	20%
Dividend rate	0%	0%	0%
Price volatility	48%	50%	52%
Risk-free interest rate	4.0%	3.5%	2.9%
The weighted average fair value of options granted was $12.86, $7.89 and $7.36 for fiscal 2005, 2004 and 2003, respectively.
Stock Options and Restricted Shares
We have stock option and restricted stock plans, which provide incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. Shares reserved under the various plans amounted to 7.5 million as of January 28, 2006 and 5.4 million as of both January 29, 2005 and January 31, 2004. In 2005, our shareholders approved an additional 2.1 million shares to be reserved for future equity-based compensation.
In fiscal 2005, 376,000 restricted shares were granted with a total market value of $10.6 million. Of the shares granted, 342,000 are subject to a performance requirement that has not been met. The remaining 34,000 shares are subject to a performance requirement that has been met. These 34,000 shares will be distributed ratably over the four-year vesting period. Of the original shares granted in fiscal 2005, approximately 11,000 have been cancelled as of January 28, 2006.
In fiscal 2004, 87,000 restricted shares were granted with a total market value at the grant date of $1.4 million. The performance criteria for all 87,000 shares have been satisfied and the shares will be distributed ratably over a four-year vesting period. Of the shares granted in fiscal 2004, approximately 20,000 have been cancelled as of January 28, 2006.
In fiscal 2003, 100,000 restricted shares were granted with a total market value at the grant date of $1.6 million. This grant was subject to a performance requirement that has been met, and the shares will be issued entirely at the end of the four-year vesting period. Of the shares granted in 2003, 50,000 have been cancelled as of January 28, 2006. Compensation expense related to restricted shares amounted to $5.0 million, $1.3 million, and $1.0 million for fiscal years 2005, 2004 and 2003, respectively.
The following table summarizes amounts related to our restricted stock awards (in thousands):

	2005	2004	2003
Aggregate value of outstanding restricted stock awards	$13,625	$ 3,876	$ 3,634
Deferred compensation	(6,980)	(1,586)	(2,086)

Aggregate compensation recognized related to these outstanding awards	$ 6,645	$ 2,290	$ 1,548

A summary of changes in our stock option plans for fiscal 2005, 2004 and 2003 is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number of	Average Option	Number of	Average Option	Number of	Average Option
	Shares	Price/Share	Shares	Price/Share	Shares	Price/Share

Outstanding, beginning of year	2,767,422	$18	3,253,177	$18	2,950,167	$19

Granted	223,622	$27	373,970	$17	446,000	$15
Exercised	(1,170,445)	$13	(454,602)	$13	(61,140)	$12
Cancelled	(108,936)	$22	(405,123)	$22	(81,850)	$22

Outstanding, end of year	1,711,663	$23	2,767,422	$18	3,253,177	$18

Options exercisable, end of year	995,178	$24	1,724,630	$18	1,686,595	$16

The following table summarizes information about stock options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 5 — $10	1,326	1.3	$7	1,326	$7
$10 — $15	11,040	2.5	$12	11,040	$12
$15 — $20	610,116	6.8	$16	220,095	$16
$20 — $25	55,875	6.7	$23	33,000	$23
$25 — $35	1,008,306	6.0	$27	704,717	$27
$35 — $45	25,000	3.6	$36	25,000	$36

	1,711,663	6.3	$23	995,178	$24

Earnings Per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method in accordance with SFAS 128, “Earnings per Share”.
The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	2005	2004	2003

Net income as reported	$54,451	$41,589	$23,134

Weighted average common shares — basic	33,603	34,512	34,260
Dilutive effect of stock options and restricted stock	357	443	424

Weighted average common shares — diluted	33,960	34,955	34,684

Due to the options’ strike prices exceeding the average market price of the common shares for the reporting periods, options to purchase 587,400, 1,056,800, and 1,349,200 common shares were not included in the computation of weighted average common shares – diluted for fiscal years 2005, 2004 and 2003, respectively.
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
Recently Issued Accounting Standards
In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP No. FAS 13-1”). The FASB has concluded that rental costs incurred during and after a construction period are for the right to control the use of a leased asset and must be recognized as rental expense. Our current accounting policies are in compliance with the conclusion reached in FSP No. FAS 13-1. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of the provisions of FSP No. FAS 13-1 is not expected to have a material impact on our financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS No. 154 is not expected to have a material impact on our financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, under the provisions of SFAS No. 123, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS No. 123(R); however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006, and expect the pre-tax impact of the adoption of FAS 123(R) to be an increase in expense of $2.5 million to $3.0 million in fiscal 2006.
2. Investments
At January 28, 2006, we held investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at January 28, 2006 were municipal debt securities issued by states of the United States or political subdivisions of the states. The table below details the investments classified as held-to-maturity owned by us at January 28, 2006 (in thousands):

	January 28, 2006		January 29, 2005
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$21,752	$8,413	$19,521	$6,726
Gross unrecognized holding gains	—	—	—	—
Gross unrecognized holding losses	55	51	44	50

Net carrying amount	$21,807	$8,464	$19,565	$6,776

Investments also include auction rate municipal bonds, variable rate municipal demand notes and preferred shares of tax-exempt closed-end mutual funds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we have no accumulated unrealized gains or losses in other comprehensive income from these current investments. All income generated from these investments is recognized as interest income.

During fiscal 2005, $494.7 million of cash was used to purchase available-for-sale securities while $492.1 million of cash was generated by the sale of available-for-sale securities. The table below details the marketable securities classified as available-for-sale owned by us at January 28, 2006 and January 29, 2005, respectively (in thousands):

	January 28, 2006	January 29, 2005
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$141,644	$139,065
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$141,644	$139,065

Interest income, net, consisted of the following (in thousands):

	2005	2004	2003

Interest income	$4,311	$2,263	$1,610
Interest expense	(2,286)	(956)	(1,482)

Interest income, net	$2,025	$1,307	$128

3. Property And Equipment
Property and equipment, at cost, consisted of (in thousands):

	January 28,	January 29,
	2006	2005

Land	$8,181	$8,105
Buildings	43,836	42,049
Furniture, fixtures and equipment	191,085	176,973
Leaseholds improvements	117,061	108,136
Construction-in-progress	7,932	2,058

Total	368,095	337,321
Less: accumulated depreciation	(166,112)	(156,872)

Property and equipment, net	$201,983	$180,449

4. Leased Facilities And Commitments
We operate stores under lease agreements expiring on various dates through 2017. The initial terms of leases are generally ten years. Annual store rent is generally composed of a fixed minimum amount, plus contingent rent based on a percentage of sales exceeding a stipulated amount. Many of the leases provide for future rent escalations and renewal options. Most leases require that we pay taxes, common area costs and certain other expenses.
At January 28, 2006, we operated 73 stores under sublease agreements with Limited Brands. These sublease agreements require that we pay a proportionate share, based on selling space, of all costs, principally rent, maintenance, taxes and utilities. Pursuant to the sublease agreements, we are required to pay contingent rent to Limited Brands if a store’s sales exceed a stipulated amount. Limited Brands also provides guarantees on 29 store leases and assesses a fee based on a store’s sales exceeding defined levels.

In addition, we lease certain office and technology equipment under operating lease agreements that expire at various dates through 2009.
A summary of rent expense for fiscal 2005, 2004 and 2003 follows (in thousands):

	2005	2004	2003

Fixed minimum	$63,726	$57,390	$54,036
Contingent	2,357	2,411	1,801
Amortization of tenant allowances	(7,959)	(7,245)	(6,222)

Total store rent	58,124	52,556	49,615
Equipment and other	2,595	2,380	3,523

Total rent expense	$60,719	$54,936	$53,138

A summary of rent commitments under non-cancelable operating leases as of January 28, 2006 follows (in thousands):

2006	$67,066
2007	$60,763
2008	$54,735
2009	$51,330
2010	$44,281
Thereafter	$131,148
5. Accrued Expenses
Accrued expenses consisted of (in thousands):

	January 28,	January 29,
	2006	2005

Compensation, payroll taxes and benefits	$12,052	$14,739
Rent and store expenses	13,588	12,131
Taxes, other than income and payroll	6,400	5,531
Other	6,673	5,268

Total	$38,713	$37,669

6. Deferred Revenue
Deferred revenue consisted of (in thousands):

	January 28,	January 29,
	2006	2005

Unearned revenue from sale of gift cards and gift certificates	$10,881	$9,713
Unearned catazine advertising revenue	978	200

Total	$11,859	$9,913

7. Credit Facility
On April 29, 2003, we entered into a credit facility (“credit facility”) with a syndicate of banks. The credit facility consisted of a $100 million unsecured revolving loan commitment. On September 16, 2003, the credit facility was amended and in exchange for the modification of certain financial covenants we agreed to maintain a pledged investment account equal to 110% of any outstanding letters of credit or any revolving commitment usage. On October 29, 2004, we amended two provisions of the credit facility. First, in exchange for maintaining certain financial covenants, the pledge of an investment account was eliminated. The second provision amended the limitations on dividends and restricted payments, which included stock repurchases.
In October 2005, we entered into a new unsecured $100 million credit facility with National City Bank, Fifth Third Bank, Bank of America, N.A., LaSalle Bank National Association and Citicorp USA, Inc. (“new credit facility”). The new credit facility replaced the April 29, 2003 credit facility and provides for a $100 million revolving line of credit, which can be increased to up to $150 million at our option under certain circumstances. The new credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases and general corporate purposes. The new credit facility is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Too, Inc. Our new credit facility contains financial covenants which require us to maintain minimum net worth, cash flow and leverage covenants as well as restricts our ability to incur additional debt. As of January 28, 2006, we believe we are in compliance with all applicable terms of the new credit facility. At the end of fiscal 2005, 2004 and 2003, amounts available under the credit facility were $98.8 million, $78.6 million and $100 million, respectively.
8. Income Taxes
The provision for income taxes consisted of the following (in thousands):

	2005	2004	2003

Current:
Federal	$28,929	$18,158	$8,917
State	3,556	2,736	1,948
Foreign	279	162	19

Total current	32,764	21,056	10,884
Deferred:
Federal	(1,244)	3,216	6,123
State	(971)	(175)	358
Foreign	(16)	—	—

Total deferred	(2,231)	3,041	6,481

Income tax expense for continuing operations	30,533	24,097	17,365
Income tax benefit for discontinued operations	—	—	(3,800)

Total income tax provision	$30,533	$24,097	$13,565

The foreign component of pretax income, arising principally from overseas sourcing operations, was $1.4 million in 2005, $0.9 million in 2004, and $0.1 million in 2003.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	2005	2004	2003

Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	3.3	3.2
State tax settlements	(1.1)	(0.8)	—
Municipal interest income and other items, net	(1.1)	(0.8)	(0.8)

Total effective income tax rate for continuing operations	35.9%	36.7%	37.4%

The effect of temporary differences, which give rise to net deferred tax balances, was as follows (in thousands):

	January 28, 2006			January 29, 2005
	Assets	Liabilities	Total	Assets	Liabilities	Total

Tax depreciation in excess of book	$—	$(6,125)	$(6,125)	$—	$(4,767)	$(4,767)
Rent	4,429		4,429	4,148	—	4,148
Inventory	1,821		1,821	1,272	—	1,272
Accrued expenses	9,909		9,909	6,840	—	6,840
Store supplies — basis differential		(4,558)	(4,558)	—	(4,857)	(4,857)
Other, net	2,620		2,620	3,229	—	3,229

Total deferred income taxes	$18,779	$(10,683)	$8,096	$15,489	$(9,624)	$5,865

No valuation allowance has been provided for deferred tax assets because we believe that it is reasonably certain that the full amount of the net deferred tax assets will be realized in the future.
Income taxes payable included net current deferred tax liabilities of $2.1 million and $3.2 million as of January 28, 2006 and January 29, 2005, respectively.
During 2005 and 2004, we favorably settled a number of state tax examinations. The effect of the favorable settlements was to reduce the liability representing exposures for these issues. Tax settlements, favorable and unfavorable, may occur from time to time and should not be considered as permanently impacting our future effective tax rate. We have provided deferred taxes on undistributed foreign earnings which are not considered to be permanently reinvested.
Management judgment is required in determining and evaluating tax provisions. Management believes its tax positions and related provisions reflected in the consolidated financial statements are fully supportable and appropriate. Based on current available information, we believe the outcome of any challenges to our positions will not have a material adverse effect on our financial position, results of operations or cash flows.
9. Retirement Benefits
We sponsor a qualified defined contribution retirement plan called the Too, Inc. Savings and Retirement Plan (“SARP”). Participation in this qualified plan is available to all associates who have completed 1,000 or more hours of service during certain 12-month periods and attained the age of 21. The SARP provides for annual discretionary contributions of 3% or 4% of compensation up to the Social Security taxable wage base plus 6% or 7% for earnings above the Social Security wage base up to $210,000. Associates may also make pre-tax 401(k) contributions up to the limits set by the Internal Revenue Service. Eligible participating associates receive a 401(k) matching contribution of 100% of their initial contribution up to 4%.

We have also established a Supplemental Retirement and Deferred Compensation Plan (“SRDCP”). The SRDCP is a nonqualified deferred compensation plan for our highly compensated employees as defined in the SRDCP. The SRDCP allows participating employees to defer the receipt of up to 50% of their base compensation and up to 50% of their eligible bonuses. Associates covered by the SRDCP receive a matching contribution of 200% of their salary deferral up to 3% of pay. The SRDCP provides for an annual discretionary contribution ranging from 6% to 8% of compensation in excess of $210,000 for 2005.
SRDCP employee deferrals and our match are deposited into a “rabbi trust” established and owned by Too, Inc. The funds are generally invested in individual variable life insurance contracts that are specifically designed to informally fund savings plans of this nature, providing a source of funds to enable us to make payments to the participants pursuant to the terms of the SRDCP. The rabbi trust is the named beneficiary of all of the life insurance. We may also maintain a small portion of the trust balance in liquid money-market assets to meet the operational needs of the trust. From time to time we evaluate the balance in the trust and we may make additional contributions if the accrued compensation expense and the trust balance have over time become significantly different.
In accordance with EITF No. 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust,” the assets and liabilities of the rabbi trust are accounted as assets and liabilities of Too, Inc. The trust’s investment in variable life insurance contracts and money market instruments are included in assets held in trust and other in the consolidated balance sheets. This balance was $15.6 million and $14.3 million at January 28, 2006 and January 29, 2005, respectively. Our obligation to participating employees of $16.9 million and $14.2 million at January 28, 2006 and January 29, 2005, respectively, is reflected in the supplemental retirement and deferred compensation liability in the consolidated balance sheets. All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.
The expense for retirement benefits was $4.9 million, $4.8 million and $4.0 million in fiscal years 2005, 2004 and 2003, respectively.
10. Legal Matters
There are various claims, lawsuits and other legal actions pending for and against us which are incident to the operations of our business. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.

11. Quarterly Financial Data (unaudited, in thousands, except per share amounts)

2005	First	Second	Third	Fourth

Net sales	$164,410	$154,939	$203,519	$235,069
Gross income	61,603	53,667	80,524	95,503
General, administrative and store operating expenses	50,386	48,203	56,232	53,517
Net income	7,410	3,967	16,003	27,072
Earnings per share — basic	$0.21	$0.12	$0.48	$0.81
Earnings per share — diluted	$0.21	$0.12	$0.48	$0.80

2004	First	Second	Third	Fourth

Net sales	$154,145	$139,940	$174,987	$206,762
Gross income	50,742	44,299	65,782	81,064
General, administrative and store operating expenses	42,923	42,166	47,802	44,617
Net income	5,051	1,576	11,411	23,551
Earnings per share — basic	$0.14	$0.05	$0.33	$0.69
Earnings per share — diluted	$0.14	$0.05	$0.33	$0.67
Historically, our operations have been seasonal, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During fiscal 2005, the third and fourth fiscal quarters accounted for approximately 58% of our sales. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.
12. Discontinued Operations
On May 28, 2003, we announced the discontinuation of the mishmash retail concept in favor of redirecting our resources to the development of Justice, our new concept focused on value-priced sportswear and accessories for tween girls, ages 7 to 14. All 18 of the mishmash stores open at the time of the announcement were closed by the end of November 2003. Four of the former mishmash locations have been converted to the Justice format and have since reopened. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified our consolidated statements of operations to segregate the revenues and expenses of our mishmash operations. The net operating results of mishmash are shown in the discontinued operations section of the consolidated statements of operations. As a result, a loss on discontinued operations, net of tax, of $6.0 million for fiscal 2003 has been reflected in our consolidated statements of operations. The loss in fiscal 2003 is comprised of an after-tax loss from operations of mishmash of $1.4 million and an after-tax loss on mishmash store closings and impairment charges of $4.6 million. The tax benefit related to discontinued operations was $3.8 million for 2003. The loss from operations of mishmash includes net sales of $8.3 million for fiscal 2003.

The store closing costs were recorded in accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table provides each major type of cost associated with the store closings (in thousands):

2003

One-time termination benefits	$41
Contract termination costs	1,704
Other associated costs	245

Store closing costs	1,990
Income tax benefit	(780)

Store closing costs, net of tax	$1,210

The following tables provide a reconciliation of the liability balances during fiscal years 2004 and 2005, which are included in the accrued expenses line of the consolidated balance sheets (in thousands):

	Beginning			Ending
	Accrual			Accrual
	Balance	Current	Costs	Balance
	February 1,	Period	Paid or	January 29,
	2004	Expense	Settled	2005

Contract termination costs	$1,192	$—	$(949)	$243

Store closing costs liability	$1,192	$—	$(949)	$243

	Beginning			Ending
	Accrual			Accrual
	Balance	Current	Costs	Balance
	January 30,	Period	Paid or	January 28,
	2005	Expense	Settled	2006

Contract termination costs	$243	$—	$(243)	$—

Store closing costs liability	$243	$—	$(243)	$—

In accordance with SFAS No. 144, an impairment charge related to the discontinuation of mishmash operations of $5.5 million ($3.4 million, net of tax), was incurred in 2003 and reflected in the loss from discontinued operations in the consolidated statements of operations. The impairment charge reflects the difference between the carrying value and fair value of mishmash’s store assets.
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
As previously reported in our Current Report on Form 8-K filed February 15, 2006, the Audit Committee of our Board of Directors dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm on February 9, 2006, subject to PwC’s completion of its procedures on the financial statements of Too, Inc. as of and for the year ended January 28, 2006 and the Form 10-K in which such financial statements will be included, and approved the engagement of Deloitte & Touche LLP as our independent registered public accounting firm. Deloitte & Touche accepted the engagement as our independent registered public accounting firm effective as of February 14, 2006. The decision to appoint Deloitte & Touche as our independent registered public accounting firm was made by our Audit Committee.
PwC’s reports on our consolidated financial statements for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, and through February 9, 2006, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. Additionally, during our fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, and through February 9, 2006 there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) which, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in its report on our consolidated financial statements for such years.
During the years ended January 29, 2005 and January 31, 2004 and through February 9, 2006, there were no reportable events pursuant to Item 304 (a)(1)(v) of Regulation S-K, except for a material weakness in our internal control over the selection and application of our lease accounting policies, which failed to identify misstatements in property and equipment, deferred credits from landlords, rent expense, depreciation expense and the related impact of these items on cash provided by operating activities and cash used for investing activities (the “Material Weakness”), as reported in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the 2004 Form 10-K). PwC discussed the Material Weakness with the Audit Committee during the preparation of our 2004 Form 10-K. As reported in the Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2005, the Material Weakness was remediated. We have authorized PwC to respond fully to any inquiries by the successor independent registered public accounting firm relating to the Material Weakness.
During our fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 and through February 9, 2006, neither us nor anyone on our behalf consulted with Deloitte & Touche regarding any of the matters or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Too, Inc.:
We have completed integrated audits of Too, Inc.’s consolidated financial statements as of and for the fiscal years ended January 28, 2006 and January 29, 2005 and of its internal control over financial reporting as of January 28, 2006, and an audit of its January 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Too, Inc. and its subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report of Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 3, 2006

Item 9A. Controls And Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) designed to provide reasonable assurance that the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, and (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report of Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2006. In making this assessment, we used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included reviews of the documentation of controls, evaluation of the design of the effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of January 28, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by

PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 9.
Inherent Limitations
It should be noted that our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control Over Financial Reporting and Remediation of Prior Year Material Weakness
As described in Item 9A of our prior year Annual Report on Form 10-K as filed on April 13, 2005, our testing of internal control over financial reporting indicated a material weakness in our application of lease accounting principles generally accepted in the United States of America as of January 29, 2005. We began a review of our accounting policies and practices with respect to leases in late 2004 based on an emerging retail industry focus on the application of FASB Technical Bulletin No. 88-1, “Issues Related to Accounting for Leases”. As a result of this review, we identified errors in our accounting for tenant allowances and our practice of recording rent expense on a straight-line basis beginning with the store opening date as opposed to an earlier possession date. Accordingly, we restated our consolidated financial statements for the 2002 and 2003 fiscal years and interim periods through the third quarter of 2004.
During the year ended January 28, 2006, we modified our practices and procedures over the accounting for leases as follows: a) our accounting policies have been revised to record rent expense coincident with access to a leased space and to record tenant allowances as a deferred tenant allowances from landlords; b) controls have been established to ensure the accuracy of straight-line rent calculations and recognition and amortization of tenant allowances in accordance with revised accounting policies; and c) we have provided additional training to accounting personnel on lease topics. Subsequent to the implementation of these changes we performed an evaluation of our controls and procedures as of July 30, 2005 and as a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the material weakness was remediated and our internal controls and procedures were effective at a reasonable level of assurance. Other than these changes, no other changes in our internal control over financial reporting occurred during the period ending January 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
The information required by this Item is set forth under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our proxy statement for the Annual Meeting of Stockholders to be held May 18, 2006 (the “Proxy Statement”) and is incorporated herein by reference.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth under the captions “ELECTION OF DIRECTORS — Security Ownership of Directors and Management,” “SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS” and “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

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
(a) (1) List of Financial Statements.
The following consolidated financial statements of Too, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to Item 8:
•	Consolidated Statements of Operations for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

•	Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005.

•	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

•	Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

•	Notes to Consolidated Financial Statements.
(a) (2) List of Financial Statement Schedules.
All financial statement schedules are omitted because they are not required or are not applicable or the required information is included in the Company’s Consolidated Financial Statements and Notes thereto, described in Item 15(a)(1) above.
(a) (3) List of Exhibits.
2.1	Distribution Agreement dated as of August 23, 1999 between The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed October 1, 1999).

3.1	Amended and Restated Certificate of Incorporation of Too, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed October 1, 1999).

3.2	Amended and Restated Bylaws of Too, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed October 1, 1999).

3.3	Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of Too, Inc. as filed with the Delaware Secretary of State on August 27, 2001 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 27, 2001).

4.1	Specimen Certificate of Common Stock of Too, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 1, 1999).

4.2	Rights Agreement, dated as of August 14, 2001, by and between the Company and EquiServe Trust Company, N.A., as Rights Agent, and which includes as Exhibit A thereto the form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock, as Exhibit B thereto the form of Right Certificate and as Exhibit C thereto the Summary of Rights (incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A filed August 27, 2001).

4.3	Agreement of Substitution and Amendment of Rights Agreement, dated as of November 11, 2003, to be effective as of October 20, 2003, between the Company and American Stock Transfer & Trust Company, a New York banking corporation, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A No.1 filed December 17, 2003).

10.1	Store Leases Agreement dated as of August 23, 1999 by and among The Limited Stores, Inc., Victoria’s Secret Stores, Inc., Lerner New York, Inc., Express, LLC, Structure, Inc., The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 1, 1999).

10.2	Trademark and Service Mark Licensing Agreement dated as of August 23, 1999 between Limco, Inc. and LimToo, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 1, 1999).

10.3	Tax Separation Agreement dated August 23, 1999 between The Limited, Inc., on behalf of itself and the members of The Limited Group, and Too, Inc., on behalf of itself and the members of the Too Group. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 1, 1999).

10.4	Too, Inc. Second Amended and Restated 1999 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q filed on June 14, 2001).

10.5	Too, Inc. Third Amended and Restated 1999 Stock Option Plan for Non- Associate Directors (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed on June 14, 2001).

10.6	Too, Inc. Second Amended and Restated Savings and Retirement Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on April 13, 2005).

10.7	Too, Inc. First Amended and Restated Supplemental Retirement and Deferred Compensation Plan. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 11, 2000).

10.8	Employment Agreement, dated as of September 15, 2003, between the Company and Michael W. Rayden (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on April 7, 2004).

10.9	Executive Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

10.10	Employment Agreement, dated as of September 15, 2003, between the Company and Kent A. Kleeberger (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on April 7, 2004).

10.11	Employment Agreement, dated as of September 15, 2003, between the Company and James C. Petty (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on April 7, 2004).

10.12	Employment Agreement, dated as of September 15, 2003, between the Company and Ronald Sykes (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on April 7, 2004).

10.13	Executive Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on May 2, 2001).

10.14	Employment Agreement, dated as of September 15, 2003, between the Company and Sally A. Boyer (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on September 8, 2004).

10.15	Executive Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

10.16	Employment Agreement, dated as of September 15, 2003, between the Company and Scott M. Bracale (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 7, 2004).

10.17	Executive Agreement, dated as of September 15, 2000, between the Company and Scott M. Bracale (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on April 9, 2003).

10.18	Employment Agreement, dated as of September 15, 2003, between the Company and Joan E. Munnelly (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on April 7, 2004).

10.19	Executive Agreement, dated as of September 15, 2000, between the Company and Joan E. Munnelly (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on April 9, 2003).

10.20	Employment Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on April 7, 2004).

10.21	Executive Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 7, 2004).

10.22	Credit Agreement, dated as of April 29, 2003, among the Company, as Borrower, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), National City Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 7, 2003).

10.23	First Amendment to Credit Agreement among the Company, as Borrower, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), National City Bank, as Agent, Fifth Third Bank, as co-syndication agent, LaSalle Bank National Association, as co-syndication agent, Bank of America, N.A., as co-documentation agent, and The Huntington National Bank, as co-documentation agent (incorporated by reference to Exhibit 10.29 to the Quarterly Report on Form 10-Q filed on September 16, 2003).

10.24	Second Amendment to Credit Agreement, dated as of October 29, 2004, among the Company, as Borrower, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), National City Bank, as Agent, Fifth Third Bank, as co-syndication agent, LaSalle Bank National Association, as co-syndication agent, Bank of America, N.A., as co-documentation agent, and The Huntington National Bank, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2004).

10.25	Too, Inc. Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 7, 2004).

10.26	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2005).

10.27	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 11, 2005).

10.28	2005 Stock Plan for Non-Associate Directors (incorporated by reference to Appendix B to the Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders held May 19, 2005, filed April 20, 2005).

10.29	2005 Stock Option and Performance Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s Special Meeting of Stockholders held October 31, 2005, filed September 28, 2005).

10.30	Credit Agreement, dated October 28, 2005, by and among Too, Inc.’s domestic subsidiaries, as Guarantors, National City Bank, as Lead Arranger and Administrative Agent, Fifth Third Bank, as Syndication Agent, Bank of America, as Documentation Agent, LaSalle Bank National Association, as Managing Agent, and Citicorp USA, Inc. as Lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2005).

10.31	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2006).

10.32	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 21, 2006).

16.1	Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated February 22, 2006 (received by the Company on February 23, 2006) (incorporated by reference to the Current Report on Form 8-K filed February 24, 2006).

21	Subsidiaries of the Registrant. *

23	Consent of Independent Registered Public Accounting Firm. *

24	Powers of Attorney.*

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.

**	Furnished with this report.
(b) Exhibits.
The exhibits to this report are listed in section (a) (3) of Item 15 above.
(c) Financial Statement Schedules.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2006	TOO, INC.
(registrant)

/s/ Poe A. Timmons
Poe A. Timmons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 10, 2006:

Signature	Title

/s/ MICHAEL W. RAYDEN* Michael W. Rayden	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ POE A. TIMMONS Poe A. Timmons	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ELIZABETH M. EVEILLARD*	Director
Elizabeth M. Eveillard

/s/ NANCY J. KRAMER*	Director
Nancy J. Kramer

/s/ DAVID A. KRINSKY*	Director
David A. Krinsky

/s/ PHILIP E. MALLOTT*	Director
Philip E. Mallott

Signature	Title

/s/ FREDRIC M. ROBERTS*	Director
Fredric M. Roberts

/s/ KENNETH J. STROTTMAN*	Director
Kenneth James Strottman

*	The undersigned, by signing his/her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

/s/ Poe A. Timmons

Poe A. Timmons Attorney-in-fact