Form 10-Q
period 2006-04-29
TOO, INC.
filed 2006-06-07
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined n rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 5, 2006

$.01 Par Value	32,695,971 Shares

TOO, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Statements of Operations
Thirteen Weeks Ended April 29, 2006 and April 30, 2005		3

Consolidated Balance Sheets
April 29, 2006 and January 28, 2006		4

Consolidated Statements of Cash Flows
Thirteen Weeks Ended April 29, 2006 and April 30, 2005		5

Notes to Consolidated Financial Statements		6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TOO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales	$195,136	$164,410
Cost of goods sold, including buying and occupancy costs	121,390	102,807

Gross income	73,746	61,603
General, administrative and store operating expenses	56,299	50,386

Operating income	17,447	11,217
Interest income, net	1,354	459

Earnings before income taxes	18,801	11,676
Provision for income taxes	7,112	4,266

Net income	$11,689	$7,410

Net income per share:

Basic	$0.35	$0.21

Diluted	$0.35	$0.21

Weighted average common shares:

Basic	33,154	34,758

Diluted	33,711	35,452

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	April 29,	January 28,
	2006	2006
ASSETS
Current Assets:
Cash and equivalents	$22,770	$22,248
Investments	137,515	163,451
Restricted assets	1,197	1,193
Accounts receivable	8,376	8,040
Inventories	69,389	66,033
Store supplies	13,283	12,216
Prepaid expenses and other current assets	12,763	11,932

Total current assets	265,293	285,113
Property and equipment, net	207,744	201,983
Long-term investments	9,447	8,464
Deferred income taxes	9,895	10,208
Assets held in trust and other	22,172	17,962

Total assets	$514,551	$523,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,893	$30,223
Accrued expenses	40,627	38,713
Deferred revenue	8,847	11,859
Income taxes payable	15,543	18,050

Total current liabilities	88,910	98,845
Deferred tenant allowances from landlords	46,146	45,817
Supplemental retirement and deferred compensation liability	18,903	16,907
Accrued straight-line rent and other	11,624	11,378
Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, 50 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 36.3 million and 36.1 million shares issued, 33.6 million and 33.3 million shares outstanding at April 29, 2006 and January 28, 2006, respectively	363	361
Treasury stock, at cost, 3.4 million and 2.7 million shares at April 29, 2006 and January 28, 2006, respectively	(80,594)	(60,595)
Paid in capital	164,211	157,718
Retained earnings	264,988	253,299

Total shareholders’ equity	348,968	350,783

Total liabilities and shareholders’ equity	$514,551	$523,730

The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Cash flows from operating activities:
Net income	$11,689	$7,410
Impact of other operating activities on cash flows:
Depreciation and amortization expense	7,653	6,611
Amortization of tenant allowances	(2,106)	(1,782)
Loss on disposal of fixed assets	616	538
Deferred income taxes	313	422
Tax benefit from stock option exercises	(881)	—
Stock-based compensation expense	2,049	1,005
Changes in assets and liabilities:
Inventories	(3,356)	6,669
Accounts payable and accrued expenses	(6,695)	(8,152)
Income taxes payable	(1,626)	(8,975)
Income tax receivable	—	(2,287)
Other assets	(2,365)	1,459
Tenant allowances received	2,435	1,098
Other long-term liabilities	2,242	727

Net cash provided by operating activities	9,968	4,743

Investing activities:
Capital expenditures	(14,214)	(11,444)
Funding of nonqualified benefit plans	(3,970)	—
Purchase of investments	(47,331)	(82,838)
Sale of investments	72,175	112,555
Change in restricted assets	(4)	(3)

Net cash provided by investing activities	6,656	18,270

Financing activities:
Purchases of treasury stock	(19,999)	(27,281)
Tax benefit from stock option exercises	881	—
Change in cash overdraft	(549)	1,459
Stock options and other equity changes	3,565	7,210

Net cash (used for) financing activities	(16,102)	(18,612)

Net increase in cash and equivalents	522	4,401
Cash and equivalents, beginning of year	22,248	26,212

Cash and equivalents, end of period	$22,770	$30,613

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,620	$12,899
Cash paid for interest	$48	$119
(Decrease)/increase of fixed assets in accounts payable	$(184)	$230
The accompanying notes are an integral part of these consolidated financial statements.

TOO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Too, Inc., (referred to herein as “Too,” the “Company,” “we” or “us”) is the operator of two specialty retailing businesses, Limited Too and Justice. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company. Limited Too sells apparel, footwear, lifestyle and personal care products for fashion-aware, trend-setting young girls ages seven to fourteen years. Justice, launched by us in January 2004, sells value-priced sportswear and accessories for girls ages seven to fourteen years.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) we determine our operating segments on the same basis that we use internally to evaluate performance and allocate resources. The operating segments identified by us, Limited Too and Justice, have been aggregated and are reported as one reportable financial segment. We aggregate our two operating segments as they are similar in each of the following areas: class of customer, economic characteristics, nature of products, nature of production processes and distribution methods.
In our opinion, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending February 3, 2007 (the “2006 fiscal year”). A more complete discussion of our significant accounting policies can be found in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended January 28, 2006 (the “2005 fiscal year”).
2. Stock Based Compensation
In 1999, we adopted the Too, Inc. 1999 Stock Option and Performance Incentive Plan and the Too, Inc. 1999 Stock Plan for Non-Associate Directors. In 2005, our shareholders approved the adoption of the 2005 Stock Option and Performance Incentive Plan and the 2005 Stock Plan for Non-Associate Directors (collectively, the “Plans”).
Under these Plans, as amended, up to 7.5 million shares were reserved and may be granted to our employees and certain nonemployees. The Plans allow for the grant of incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. We generally issue new shares to satisfy option exercises.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS No.123(R) effective January 29, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro forma disclosures in prior periods. Prior to January 29, 2006, the fair value of restricted stock awards was expensed over the vesting period, while compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options.
For the thirteen weeks ended April 29, 2006, our results of operations include $2.0 million ($1.3 million net of tax) of stock-based compensation expense which had a $0.04 impact on both basic and diluted earnings per share. Of this amount, $0.8 million ($0.5 million net of tax) is attributable to the Company’s adoption of SFAS No. 123(R). This incremental expense from the adoption of SFAS No. 123(R) had a $0.01 impact on both basic and diluted earnings per share. The additional stock-based compensation expense not related to the adoption of SFAS No. 123(R) was related to the vesting of restricted stock awards.
Prior to the adoption of SFAS No. 123(R), we presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $0.9 million, which were classified as a financing cash inflow in the first quarter of 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation prior to January 29, 2006 (in thousands, except per share amounts):

Thirteen
Weeks Ended
April 30,
2005
Net income as reported	$7,410
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	618
Stock-based compensation expense determined under fair value based method, net of tax	(1,434)

Pro forma net income	$6,594

Earnings per share:
Basic — as reported	$0.21

Basic — pro forma	$0.19

Diluted — as reported	$0.21

Diluted — pro forma	$0.19

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Expected life (in years)	5.3	5.0
Forfeiture rate	14%	11%
Dividend rate	—	—
Price volatility	47%	48%
Risk-free interest rate	4.3%	4.0%
The weighted average fair value per share of options granted during the thirteen weeks ended April 29, 2006 and April 30, 2005 was $14.17 and $13.17, respectively.
The following table is a summary of the balances and activity for the Plans related to stock options for the thirteen weeks ended April 29, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (in years)	(in Thousands)
Outstanding, January 28, 2006	1,711,663	$23.02
Granted	253,807	29.73
Exercised	(165,643)	20.51
Cancelled	(4,062)	15.96

Outstanding, April 29, 2006	1,795,765	$24.22	6.65	$25,500

Exercisable, April 29, 2006	1,101,556	$24.12	5.42	$15,752

The aggregate intrinsic value in the table above is based on our closing stock price of $38.42 as of the last trading day of the quarter ended April 29, 2006. The total intrinsic value for stock options exercised during the thirteen weeks ended April 29, 2006 and April 30, 2005 was $2.1 million and $13.6 million, respectively. Total proceeds received from the exercise of stock options during the thirteen weeks ended April 29, 2006 and April 30, 3005 were $3.4 million and $7.2 million, respectively.
The following table is a summary of the balance and activity for the Plans related to restricted stock granted as compensation to employees and directors for the thirteen weeks ended April 29, 2006:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding, January 29, 2006	512,945	$25.52
Granted	128,285	29.73
Vested	(101,316)	22.46
Cancelled	(3,994)	28.30

Outstanding, April 29, 2006	535,920	$27.08

As of April 29, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $15.4 million, which is expected to be recognized over a weighted average period of approximately 2.73 years.
3. Investments
At April 29, 2006, we held investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at April 29, 2006 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at April 29, 2006 and January 28, 2006, respectively (in thousands):

	April 29, 2006		January 28, 2006
	Maturity of		Maturity of
	Less than 1 Year	1 to 5 Years	Less than 1 Year	1 to 5 Years
Aggregate fair value	$21,071	$9,328	$21,752	$8,413
Gross unrealized holding gains	—	—	—	—
Gross unrealized holding losses	69	119	55	51

Net carrying amount	$21,140	$9,447	$21,807	$8,464

Investments also include auction rate municipal bonds, variable rate municipal demand notes, and preferred shares of tax-exempt closed-end mutual funds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we have no accumulated unrealized gains or losses in other comprehensive income from these current investments. All income generated from these current investments is recognized as interest income.
During the quarter ended April 29, 2006, $40.9 million of cash was used to purchase available-for-sale securities while $66.1 million of cash was generated by the sale of available-for-sale securities. Additionally, $6.4 million of cash was used to purchase held-to-maturity securities while $6.1 million of cash was generated by the sale of held-to-maturity securities.
The table below details the marketable securities classified as available-for-sale owned by us at April 29, 2006 and January 28, 2006, respectively (in thousands):

	April 29, 2006	January 28, 2006
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$116,375	$141,644
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$116,375	$141,644

Interest income, net, consisted of the following (in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Interest income	$1,412	$796
Interest expense	(58)	(337)

Interest income, net	$1,354	$459

4. Inventories
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value and cost of inventories. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to sell through merchandise. We record a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected. We estimate and accrue our inventory shrinkage for the period between the last physical count and the balance sheet date. Inherent in the retail method are certain management judgments and estimates including, among others, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns considering the total selling season. This mid-season inventory valuation adjustment reduced our inventory balance by $4.8 million on April 29, 2006 compared to a $5.2 million reduction in inventory on April 30, 2005.
5. Property and Equipment
Property and equipment at April 29, 2006 and January 28, 2006 consisted of (in thousands):

	April 29,	January 28,
	2006	2006
Land and land improvements	$8,185	$8,181
Buildings	43,836	43,836
Furniture, fixtures and equipment	192,792	191,085
Leasehold improvements	118,145	117,061
Construction-in-progress	16,692	7,932

Total	379,650	368,095
Less: accumulated depreciation	(171,906)	(166,112)

Property and equipment, net	$207,744	$201,983

6. Credit Facility
In October 2005, we entered into a new unsecured $100 million credit facility with National City Bank, Fifth Third Bank, Bank of America, N.A., LaSalle Bank National Association and Citicorp USA, Inc. (“new credit facility”). The new credit facility replaced the April 29, 2003 credit facility and provides for a $100 million revolving line of credit, which can be increased to up to $150 million at our option under certain circumstances. The new credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases and general corporate purposes. The new credit facility is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Too, Inc. Our new credit facility contains financial covenants which require us to maintain minimum net worth, cash flow and leverage covenants as well as restricts our ability to incur additional debt. As of April 29, 2006, we believe we are in compliance with all applicable terms of the new credit facility.
7. Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and restricted stock were converted to common stock using the treasury stock method.
The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net income	$11,689	$7,410

Weighted average common shares — basic	33,154	34,758
Dilutive effect of stock options and restricted stock	557	694

Weighted average common shares — diluted	33,711	35,452

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. For the thirteen weeks ended April 29, 2006 and April 30, 2005, options to purchase 25.0 thousand and 1.1 million common shares, respectively, were not included in the computation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Company Overview
We operate two brands: Limited Too and Justice. Limited Too is a specialty retailer of quality apparel, accessories, footwear, lifestyle and personal care products for fashion-aware, trend-setting tweens, ages 7 to 14. Limited Too customers are active, creative and image-conscious, enjoy shopping and describe themselves as “fun” and “cool.” We believe they want a broad assortment of merchandise for their range of dressing occasions, including school, leisure activities and special occasions. We continually update the merchandise assortment, which includes non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics and lifestyle furnishings for her room. Limited Too also offers a select portion of its assortment through its website (www.limitedtoo.com) and its catazine.
Justice, launched in 2004, is a specialty retail brand offering value-priced fashionable sportswear and related accessories for tween girls. Our Justice stores are located primarily in power centers, off-mall retail locations that draw customers intent on apparel shopping. We believe our customer loves the latest in fashion and accessories and we strive to provide this to our value-conscious customers. Justice stores are fun, interactive places to shop. Store exteriors display the logo “Justice... Just for Girls” and the interiors are bright, colorful inviting spaces with unique fixtures highlighting the merchandise assortment.
Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
Performance Overview
Both of our brands had an excellent start to fiscal 2006 and to spring season. We achieved a 67% diluted earnings per share increase on 10% comparable store sales growth. We reached net sales of $195.1 million, a first-quarter record for us, and a 19% increase over the prior year. We achieved an improvement of 150 basis points as a percentage of net sales (“bps”) in net income for the quarter, driven by both improved gross margin and better leveraging of general, administrative and store operating expenses. We ended the quarter with 667 stores.
Our 19% sales increase over first quarter 2005 was the result of both additional store count and 10% comparable store sales growth. Our average number of units per sales transaction (“UPT”) remained steady at 4.1 units while our average dollar sale (“ADS”) has increased 13% over the prior year first quarter, driven primarily by lower markdowns and product mix. Our analysis of transaction activity indicates the number of transactions per store has decreased slightly, however transactions over $50 have increased to 42% of all transactions, up from 38% in Q1 2005 indicating an overall higher quality of sale. We ended the quarter with $11.7 million of net income, an increase of 58% over the $7.4 million reported for the first quarter of 2005.
Both Limited Too and Justice continue to benefit from effective marketing and promotional initiatives. In the first quarter of 2006, for the first time Limited Too combined the distribution of its Too Bucks with its spring bonus card, concentrating on a higher transaction value and increased profitability at its stores. We did not repeat our spring television marketing, a five-week branded ad campaign rolled out in the prior year, however, we continue to utilize our voicemail marketing program, which serves as an additional reminder to customers about our marketing programs. The savings from the elimination of television helped us reduce our general, administrative and store operating expenses rate from first quarter 2005 to first quarter 2006. Limited Too mailed three catazines in the first quarter of 2006 versus one in the first quarter of 2005. All catazines included 20% off coupons, good for 2-3 weeks, which proved to be a more effective marketing vehicle than last year’s television advertising campaign. Our Justice brand circulated direct-mail pieces to select customers for the first time in first quarter 2006, each containing a promotion or percentage off to help drive increased traffic and sales. Justice plans to roll out its first catazine, a back-to-school edition, in the beginning of the third quarter followed by two additional fall editions.
From a merchandising standpoint, our camisoles and casual cut and sewn tops, including our ultimate collection of longer, leaner tees, tanks and henleys, continue to perform well as do our Bermuda shorts, skirts and leggings. In our ready-to-wear category, jackets, early spring casual dresses and swimwear all posted double-digit average store sales increases for the quarter over the first quarter of 2005, highlighted by our short-sleeved shrug jackets and embellished swimwear. Our lifestyles department gained momentum this quarter with the release of the Disney Channel’s High School Musical soundtrack, the current tween generation’s version of the musical Grease and a must-have. We also expanded our half size woven bottoms to all stores during the quarter. By fall 2006, we plan to offer our girl half sizes for nearly all bottoms, while only a select number of stores carried half sizes in fall 2005.
We have succeeded in providing our girl with an assortment of fashionable tops and bottoms, including matching swimwear, embellished footwear and accessories to complete her entire summer wardrobe, head-to-toe. We will continue to focus on our girl’s styles and trends to provide her with the fashion and looks she wants. We hope to keep our first quarter momentum alive into the second quarter and fall season to be our girls’ one-stop-shop for back-to-school 2006.
The table below shows line items as a percentage of net sales:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	62.2%	62.5%

Gross income	37.8%	37.5%
General, administrative and store operating expenses	28.9%	30.7%

Operating income	8.9%	6.8%
Interest income, net	0.7%	0.3%

Earnings before income taxes	9.6%	7.1%
Provision for income taxes	3.6%	2.6%

Net income	6.0%	4.5%

Operational Summary
Summarized operational data for the thirteen week periods ended April 29, 2006 and April 30, 2005 is presented below:

	Thirteen Weeks Ended
Limited Too Division	April 29,	April 30,	Percent
	2006	2005	Change
Net sales (millions) (1)	$171.7	$155.7	10%
Comparable store sales (3)	9%	1%
Net store sales per average square foot (4)	$71	$65	9%
Sales per average store (thousands) (5)	$297.3	$270.7	10%
Average dollar sales value per transaction (“ADS”) (6)	$57.22	$50.35	14%
Average number of units per transaction (“UPT”)	4.03	4.04	—%
Number of transactions per average store	5,191	5,377	-3%
Average store size at period end (gross square feet)	4,158	4,127	1%
Total gross square feet at period end (thousands)	2,349	2,344	—%
Inventory per gross square foot at period end (7)	$25.9	$22.3	16%
Inventory per store at period end (7)	$107,694	$92,095	17%
Number of stores:
Beginning of period	574	568
Opened	3	2
Closed	(12)	(2)

End of period	565	568

Limited Too stores remodeled	10	5

	Thirteen Weeks Ended
Justice Division	April 29,	April 30,	Percent
	2006	2005	Change
Net sales (millions) (2)	$23.4	$8.7	169%
Comparable store sales (3)	30%	15%
Net store sales per average square foot (4)	$57	$48	19%
Sales per average store (thousands) (5)	$245.7	$207.0	19%
Average dollar sales value per transaction (“ADS”) (6)	$52.66	$45.73	15%
Average number of units per transaction (“UPT”)	4.51	4.34	4%
Number of transactions per average store	4,668	4,555	2%
Average store size at period end (gross square feet)	4,314	4,381	-2%
Total gross square feet at period end (thousands)	440	202	118%
Inventory per gross square foot at period end (8)	$19.4	$17.2	13%
Inventory per store at period end (8)	$83,745	$75,283	11%
Number of stores:
Beginning of period	92	35
Opened	10	11
Closed	—	—

End of period	102	46

(1)	Total Limited Too net sales includes: store sales, net of associate discounts; direct sales; international revenue and partner advertising revenue.

(2)	Total Justice net sales is defined as store sales, net of associate discounts.

(3)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(4)	Net store sales per average square foot is the result of dividing net store sales for the fiscal year by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(5)	Sales per average store is the result of dividing gross store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(6)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(7)	Inventory value for Limited Too includes stores, direct and all valuation adjustments.

(8)	Inventory value for Justice includes stores inventory and all valuation adjustments.

Gross Income
Our gross income rate for the first quarter 2006 improved 30 bps over the first quarter of 2005. This was due primarily to a decrease in markdowns resulting from having the right fashion for our customer as well as the impact of a timing shift in promotional markdowns driven by the late Easter holiday. We also leveraged our store occupancy expenses in the first quarter 2006, however, those savings were substantially offset by the costs related to the additional two catazines mailed during the quarter.
Our gross income may not be comparable to that of certain other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in general, administrative and store operating expenses (see “General, Administrative and Store Operating Expenses” section below).
General, Administrative and Store Operating Expenses
General, administrative and store operating expenses increased $5.9 million, however, this represented a 180 bps decrease from the first quarter of 2005 as outlined in the table below (in thousands, except basis point amounts):

	Q1 2006 vs. Q1 2005
	increase/(decrease) in	Q1 2006 vs. Q1 2005
	dollars	increase/(decrease) in bps
Changes in:
Marketing	$(3,105)	(210)
Home office	5,561	150
Store payroll and operating expenses	3,457	(120)

Total Change	$5,913	(180)

Marketing expenses for first quarter 2006 were significantly lower than the first quarter of 2005 mainly due to the elimination of our spring television campaign, which ran in the prior year. Home office expenses for the quarter increased primarily due to higher headcount in our home office as well as in our overseas sourcing operations. Consulting services related to our multi-year information technology initiative and expensing of stock options as required by SFAS No. 123(R) also contributed to this increase. Store operating expenses for the quarter increased 11% in dollars from the first quarter of 2005, however, this increase was leveraged by a 19% increase in net sales, leading to a 120 bps reduction when compared with first quarter 2005. This dollar increase was primarily driven by the net addition of 58 stores and additional associate hours required by our higher sales volume.
Income Taxes
The effective tax rate for the first quarter of 2006 increased to 37.8%, up 130 basis points from the first quarter 2005 effective tax rate of 36.5%. The increase was the result of additional expense relating to prior year tax liabilities and the impact of expensing incentive stock options under SFAS No. 123(R).
Financial Condition
Our balance sheet continues to benefit from our strong cash flows from operations. We were able to finance all capital expenditures with existing working capital and cash generated from operations. We ended the quarter with $160.3 million in cash and short-term investments. In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health.

Liquidity and Capital Resources
Cash generated from operations remains the primary source to support ongoing operations, projected business growth, seasonal working capital requirements, and capital expenditures. In an effort to increase shareholder value, we have also used and may continue to use our capital to repurchase common stock. After using $20.0 million of cash in first quarter 2006 to repurchase common stock, working capital (defined as current assets less restricted assets and current liabilities) decreased from $185.1 million at January 28, 2006 to $175.2 million at April 29, 2006. Although we expect to maintain significant overall liquidity, we recognize that the specialty retail industry can be highly volatile and fashion missteps can quickly impact the ability to generate operating cash.
The table below summarizes our working capital position and capitalization (in thousands):

	April 29,	January 28,
	2006	2006

Working capital, excluding restricted assets of $1.2 million and $1.2 million at April 29, 2006 and January 28, 2006, respectively	$175,186	$185,075

Capitalization:
Long-term debt	—	—
Shareholders’ equity	348,968	350,783

Total capitalization	$348,968	$350,783

Amounts available under the credit facility	$99,662	$98,802

Cash Flows from Operating Activities
Net cash provided by operating activities amounted to $10.0 million for the quarter ended April 29, 2006, up $5.3 million when compared to $4.7 million for the same period of 2005. The table below outlines the changes in cash flow from operating activities during the thirteen week period (in millions):

Q1 2006 vs Q1 2005
increase/(decrease)
Changes in:
Net income, net of non-cash expenses	$5.1
Income taxes	8.7
Inventory	(10.0)
Tenant allowances received	1.3
Other	0.2

Total change in cash flows from operating activities	$5.3

Net income, net of non-cash expenses, was up nearly 40% over Q1 2005. The decrease in the use of cash for income taxes for the first quarter 2006 over the same period in 2005 is due primarily to the timing of extension payments on prior year taxes. Cash used to purchase inventory was higher in the first quarter of 2006 versus the same period 2005 mainly due to increased overall store count and anticipated increased sales in the second quarter of 2006. Additional tenant allowances were received during the current quarter based on increases in store count in our Justice brand.

Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $6.7 million for the quarter ended April 29, 2006, down $11.6 million from $18.3 provided in the first quarter of 2005. The table below outlines the changes in cash flow from investing activities during the thirteen week period (in millions):

Q1 2006 vs Q1 2005
increase/(decrease)
Changes in:
Investments	$(4.9)
Capital expenditures	(2.8)
Non-qualified benefit plan funding and other	(3.9)

Total change in cash flows from investing activities	$(11.6)

We generated $24.8 million in the first quarter of 2006 by liquidating our marketable securities, a decrease of $4.9 million when compared to the $29.7 million generated in 2005. Capital expenditures increased $2.8 million during the quarter versus the same period in 2005 due to increased store construction related to our Justice store increase and technology related capital spending. Non-qualified benefit plan funding increased to $3.9 million, compared to $0 funding in the prior year.
Cash Flows from Financing Activities
Financing activities used approximately $16.1 million of cash in the quarter ended April 29, 2006 versus using $18.6 million of cash in the quarter ended April 30, 2005. The decrease in cash usage is primarily related to the decrease in common stock repurchased during the quarter versus the same period in 2005. During the first quarter of 2005, approximately 1.1 million shares were repurchased for an aggregate repurchase price of $27.3 million, whereas in the first quarter of 2006, approximately 0.6 million shares were repurchased for an aggregate repurchase price of $20.0 million. Our share repurchase program is ongoing and an additional 0.3 million shares have been repurchased thus far in the second quarter. Refer to Item 2 of PART II of this Form 10-Q for further information. The remaining fluctuation in cash flows from financing activities for first quarter 2006 versus first quarter 2005 was primarily related to stock option activity and a decrease in our cash overdraft position from first quarter 2005 to first quarter 2006.
Credit Facility
In October 2005, we entered into a new unsecured credit facility providing us with a $100 million revolving line of credit, which can be increased up to $150 million at management’s option, under certain circumstances. Refer to Note 6 for further detail.
Stock Repurchase Program
We amended our share repurchase program in November 2005 to restore the amount that may be used to repurchase shares to $125 million over a two year period beginning November 17, 2005. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any additional shares under the amended share repurchase program.
Capital Expenditures
We expect 2006 capital expenditures to be in the $55 to $58 million range, mainly allocated to new store construction, improvements to existing stores and information technology (“IT”) initiatives. We expect cash on hand and short-term investments and cash generated from operating activities will fund substantially all capital expenditures for 2006.

We continue to implement our multi-year IT modernization strategy, which combines system upgrades and new software to ensure our systems infrastructure can fully support our expected future growth. For a complete discussion refer to our Annual Report on Form 10-K for the year ended January 28, 2006, as filed with the Securities and Exchange Commission on April 10, 2006 (the “Fiscal 2005 Form 10-K”).
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our Fiscal 2005 Form 10-K.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “believe,” “intend,” “plan,” “expect,” “hope,” “risk,” “could,” “pro forma,” “potential,” “outlook,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2006 and beyond to differ materially from those expressed. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
To the extent we borrow under our new credit facility, we will be exposed to market risk related to changes in interest rates. At April 29, 2006, no direct borrowings were outstanding under the new credit facility. Additionally, we purchase investments with original maturities of 90 days or less. We also hold investments with original maturities between 91 days but less than two years. These financial instruments bear interest at fixed rates and are subject to interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.
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
Changes in Internal Control Over Financial Reporting:
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the thirteen-week period ended April 29, 2006.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There are various claims, lawsuits and other legal actions pending for and against Too, Inc. incident to the operations of our business. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
Item 1A. Risk Factors.
There have been no material changes to our Risk Factors as disclosed in our Fiscal 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In November 2004, our Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value. The purchases may occur from time to time over the two year period beginning November 18, 2004, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. We amended our share repurchase program in November 2005 to restore the amount that may be used to repurchase shares to $125 million over a two year period beginning November 17, 2005. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any additional shares under the amended share repurchase program.

The following table illustrates our purchases of equity securities during the first quarter 2006:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that may
	Shares	Price Paid	Part of Publicly Announced	yet be purchased under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
February (January 29, 2006 through February 25, 2006)	—	—	—	$125,000,000
March (February 26, 2006 through April 1, 2006)	633,417	$31.57	633,417	$105,000,251
April (April 2, 2006 through April 29, 2006)	—	—	—	$105,000,251

Total	633,417	$31.57	633,417	$105,000,251

Item 6. Exhibits.
Exhibits

31.1*	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

+	Furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOO, INC. (Registrant)

By:	/s/ Poe A. Timmons

Poe A. Timmons
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: June 7, 2006