Form 10-Q
period 2006-07-29
TWEEN BRANDS, INC.
filed 2006-09-01
CIK 1085482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 30, 2006

$.01 Par Value	32,816,492 Shares

TWEEN BRANDS, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	$185,801	$154,939	$380,937	$319,348
Cost of goods sold, including buying and occupancy costs	122,979	101,272	244,369	204,078

Gross income	62,822	53,667	136,568	115,270
General, administrative and store operating expenses	55,603	48,203	111,901	98,590

Operating income	7,219	5,464	24,667	16,680
Interest income, net	1,245	368	2,598	827

Earnings before income taxes	8,464	5,832	27,265	17,507
Provision for income taxes	2,552	1,865	9,664	6,131

Net income	$5,912	$3,967	$17,601	$11,376

Net income per share:

Basic	$0.18	$0.12	$0.53	$0.33

Diluted	$0.18	$0.12	$0.52	$0.33

Weighted average common shares:

Basic	32,696	33,400	32,925	34,079

Diluted	33,419	33,691	33,607	34,389

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	July 29,	January 28,
	2006	2006
ASSETS
Current Assets:
Cash and equivalents	$40,601	$22,248
Investments	72,907	163,451
Restricted assets	1,204	1,193
Accounts receivable	11,195	8,040
Inventories	97,731	66,033
Store supplies	13,136	12,216
Prepaid expenses and other current assets	12,811	11,932

Total current assets	249,585	285,113

Property and equipment, net	211,750	201,983
Long-term investments	12,291	8,464
Deferred income taxes	12,982	10,208
Assets held in trust and other	22,232	17,962

Total assets	$508,840	$523,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,823	$30,223
Accrued expenses	41,629	38,713
Deferred revenue	8,489	11,859
Income taxes payable	7,221	18,050

Total current liabilities	90,162	98,845

Deferred tenant allowances from landlords	49,080	45,817
Supplemental retirement and deferred compensation liability	18,220	16,907
Accrued straight-line rent and other	12,224	11,378

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, 50 million shares authorized	—	—
Common stock, $.01 par value, 100 million shares authorized, 36.4 million and 36.1 million shares issued, 33.7 million and 33.3 million shares outstanding at July 29, 2006 and January 28, 2006, respectively	364	361
Treasury stock, at cost, 3.9 million and 2.7 million shares at July 29, 2006 and January 28, 2006, respectively	(100,593)	(60,595)
Paid in capital	168,483	157,718
Retained earnings	270,900	253,299

Total shareholders’ equity	339,154	350,783

Total liabilities and shareholders’ equity	$508,840	$523,730

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
Cash flows from operating activities:

Net income	$17,601	$11,376

Impact of other operating activities on cash flows:
Depreciation and amortization expense	15,196	13,327
Amortization of tenant allowances	(4,004)	(3,853)
Loss on disposal of fixed assets	735	860
Deferred income taxes	(2,774)	(2,766)
Tax benefit from stock option exercises	(1,422)	—
Stock-based compensation expense	4,010	1,264

Changes in assets and liabilities:
Inventories	(31,698)	(18,829)
Accounts payable and accrued expenses	99	6,036
Income taxes payable	(9,407)	(4,803)
Income tax receivable	—	368
Other assets	(1,941)	(1,717)
Tenant allowances received	4,583	4,847
Other long-term liabilities	2,159	880

Net cash (used for) provided by operating activities	(6,863)	6,990

Investing activities:

Capital expenditures	(25,317)	(25,145)
Funding of nonqualified benefit plans	(4,388)	—
Purchase of investments	(109,014)	(164,051)
Sale of investments	195,520	236,460
Proceeds from sale of fixed assets	—	916
Change in restricted assets	(11)	(4)

Net cash provided by investing activities	56,790	48,176

Financing activities:

Purchases of treasury stock	(39,998)	(55,763)
Tax benefit from stock option exercises	1,422	—
Change in cash overdraft	1,666	(210)
Stock options and other equity changes	5,336	7,992

Net cash used for financing activities	(31,574)	(47,981)

Net increase in cash and equivalents	18,353	7,185

Cash and equivalents, beginning of year	22,248	26,212

Cash and equivalents, end of period	$40,601	$33,397

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,145	$12,899
Cash paid for interest	$91	$224
(Decrease)/increase of fixed assets in accounts payable	$381	$—
The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Tween Brands, Inc., (referred to herein as the “Company,” “we” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing businesses, Limited Too and Justice. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company. In July 2006, we changed our corporate name from Too, Inc. to Tween Brands, Inc. in an effort to better reflect our identity and our dedication to serving the tween girl. Limited Too sells apparel, footwear, lifestyle and personal care products for fashion-aware, trend-setting tween girls, ages seven to fourteen years. Justice, which opened its first stores in January 2004, sells moderately-priced sportswear and accessories for tween girls. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
The accompanying consolidated financial statements include the accounts of Tween Brands, Inc. and all subsidiaries that are more than 50% owned and reflect our assets, liabilities, results of operations and cash flows on a historical cost basis. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Under these Plans, as amended, up to 7.5 million shares are reserved and may be granted to our employees and certain nonemployees. The Plans allow for the grant of incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. We currently issue new shares to satisfy option exercises.
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
For the twenty-six weeks ended July 29, 2006, our results of operations include $4.0 million ($2.7 million net of tax) of stock-based compensation expense which had an $0.08 impact on both basic and diluted earnings per share. Of this amount, $1.5 million ($1.1 million net of tax) is attributable to our adoption of SFAS No. 123(R). This incremental expense from the adoption of SFAS No. 123(R) had a $0.03 impact on both basic and diluted earnings per share. The additional stock-based compensation expense not related to the adoption of SFAS No. 123(R) was related to the vesting of restricted stock awards.
Prior to the adoption of SFAS No. 123(R), we presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $1.4 million, which were classified as a financing cash inflow in the second quarter of 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation prior to January 29, 2006 (in thousands, except per share amounts):

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
	July 30,	July 30,
	2005	2005
Net income as reported	$3,967	$11,376
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	777	1,396
Stock-based compensation expense determined under fair value based method, net of tax	(1,443)	(2,877)

Pro forma net income	$3,301	$9,895

Earnings per share:
Basic — as reported	$0.12	$0.33

Basic — pro forma	$0.10	$0.29

Diluted — as reported	$0.12	$0.33

Diluted — pro forma	$0.10	$0.29

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Expected life (in years)	5.3	5.3	5.3	5.3
Forfeiture rate	14%	11%	14%	11%
Dividend rate	—	—	—	—
Price volatility	47%	48%	47%	48%
Risk-free interest rate	4.3%	3.9%	4.3%	4.0%
No options were granted during the thirteen weeks ended July 29, 2006. The weighted average fair value per share of options granted during the twenty-six weeks ended July 29, 2006 was $14.17. The weighted average fair value per share of options granted during the thirteen and twenty-six weeks ended July 30, 2005 was $10.98 and $12.42, respectively.
The following table is a summary of the balances and activity for the Plans related to stock options for the twenty-six weeks ended July 29, 2006:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Number of Shares	Exercise Price	Term (in years)	Value (in Thousands)
Twenty-Six weeks ended July 29, 2006:

Outstanding, January 28, 2006	1,711,663	$23.02
Granted	253,807	29.73
Exercised	(247,500)	20.88
Cancelled	(11,682)	20.06

Outstanding, July 29, 2006	1,706,288	$24.43	6.5	$20,885

Exercisable, July 29, 2006	1,058,199	$24.41	5.3	$12,974

The aggregate intrinsic values in the tables above are based on our closing stock price of $36.67 as of the last trading day of the quarter ended July 29, 2006. The total intrinsic value for stock options exercised during the twenty-six weeks ended July 29, 2006 was $3.7 million. The total intrinsic value for stock options exercised during the twenty-six weeks ended July 30, 2005 was $14.2 million. Total proceeds received from the exercise of stock options during the twenty-six weeks ended July 29, 2006 were $5.2 million. Total proceeds received from the exercise of stock options during the twenty-six weeks ended July 30, 2005 were $8.0 million.
The following table is a summary of the balance and activity for the Plans related to restricted stock granted as compensation to employees for the twenty-six weeks ended July 29, 2006:

	Number	Weighted Average Grant
	of Shares	Date Fair Value
Twenty-Six weeks ended July 29, 2006:

Outstanding, January 29, 2006	512,945	$25.52
Granted	128,285	29.73
Vested	(101,316)	22.46
Cancelled	(8,745)	28.27

Outstanding, July 29, 2006	531,169	$27.07

As of July 29, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $13.4 million, which is expected to be recognized over a weighted average period of approximately 2.61 years.
3. Investments
At July 29, 2006, we held investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at July 29, 2006 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at July 29, 2006 and January 28, 2006, respectively (in thousands):

	July 29, 2006		January 28, 2006
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$16,706	$12,181	$21,752	$8,413
Gross unrealized holding gains	—	—	—	—
Gross unrealized holding losses	37	110	55	51

Net carrying amount	$16,743	$12,291	$21,807	$8,464

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
For the twenty-six weeks ended July 29, 2006, $97.7 million of cash was used to purchase available-for-sale securities while $183.0 million of cash was generated by the sale of available-for-sale securities. Additionally, $11.3 million of cash was used to purchase held-to-maturity securities while $12.5 million of cash was generated by the sale of held-to-maturity securities.
The table below details the marketable securities classified as available-for-sale owned by us at July 29, 2006 and January 28, 2006, respectively (in thousands):

	July 29, 2006	January 28, 2006
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$56,164	$141,644
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$56,164	$141,644

Interest income, net, consisted of the following (in thousands):

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	July 29,	June 30,	July 29,	June 30,
	2006	2005	2006	2005
Interest income	$1,303	$1,069	$2,714	$1,865
Interest expense	(58)	(701)	(116)	(1,038)

Interest income, net	$1,245	$368	$2,598	$827

4. Inventories
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value and cost of inventories. We record a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected. We regularly review our inventories to determine if the carrying value of the inventory exceeds market value and, as necessary, record a reserve to reduce the carrying value to its market price. In addition, at the end of each selling season, we reduce our inventory balance by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through that season’s inventory.
Inherent in the retail method are certain management judgments and estimates including, among others, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to sell-through merchandise. We estimate and accrue our inventory shrinkage for the period between the last physical count and the balance sheet date.

5. Property and Equipment
Property and equipment at July 29, 2006 and January 28, 2006 consisted of (in thousands):

	July 29,	January 28,
	2006	2006
Land and land improvements	$8,187	$8,181
Buildings	43,836	43,836
Furniture, fixtures and equipment	200,949	191,085
Leasehold improvements	122,381	117,061
Construction-in-progress	9,374	7,932

Total	384,727	368,095

Less: accumulated depreciation	(172,977)	(166,112)

Property and equipment, net	$211,750	$201,983

6. Credit Facility
In October 2005, we entered into a new unsecured $100 million credit facility with National City Bank, Fifth Third Bank, Bank of America, N.A., LaSalle Bank National Association and Citicorp USA, Inc. (“new credit facility”). The new credit facility replaced the April 29, 2003 credit facility and provides for a $100 million revolving line of credit, which can be increased to up to $150 million at our option under certain circumstances. The new credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases and general corporate purposes. The new credit facility is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. Our new credit facility contains financial covenants which require us to maintain minimum net worth, cash flow and leverage covenants as well as restricts our ability to incur additional debt. As of July 29, 2006, we believe we are in compliance with all applicable terms of the new credit facility.
7. Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and restricted stock were converted to common stock using the treasury stock method.
The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net income	$5,912	$3,967	$17,601	$11,376

Weighted average common shares — basic	32,696	33,400	32,925	34,079
Dilutive effect of stock options and restricted stock	723	291	682	310

Weighted average common shares — diluted	33,419	33,691	33,607	34,389

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. For the thirteen and twenty-six weeks ended July 29, 2006, options to purchase 0 and 25,000 common shares, respectively, were not included in the computation. For the thirteen and twenty-six weeks ended July 30, 2005, options to purchase 1.2 million and 1.1 million common shares, respectively, were not included in the computation.

8. Recently Issued Accounting Standards
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 addresses disclosure requirements for taxes assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes, and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006 with earlier application permitted. We are currently evaluating the effects of the adoption of EITF 06-3 and have not yet determined the impact on our financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of uncertain tax positions using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the effects of the adoption of FIN 48 and have not yet determined the impact on our financial position or results of operations.
9. Subsequent Events
On August 9, 2006, Poe A. Timmons resigned as Senior Vice President and Chief Financial Officer, effective August 18, 2006. William E. May, Executive Vice President and Chief Operating Officer, has assumed Ms. Timmons’ responsibilities as Principal Financial Officer. We estimate that the costs related to separation will be approximately $0.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Company Overview
We operate two brands: Limited Too and Justice. Limited Too is a specialty retailer of quality apparel, accessories, footwear, lifestyle and personal care products for fashion-aware, trend-setting tween girls, ages 7 to 14. Limited Too customers are active, creative and image-conscious, enjoy shopping and describe themselves as “fun” and “cool.” We believe they want a broad assortment of merchandise for their range of dressing occasions, including school, leisure activities and special occasions. We continually update the merchandise assortment, which includes non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics and lifestyle furnishings for her room. Limited Too also offers a select portion of its assortment through its website (www.limitedtoo.com) and its catazine.
Justice, which opened its first stores in 2004, is a specialty retail brand offering moderately-priced fashionable sportswear and related accessories for tween girls. Our Justice stores are located primarily in power centers, off-mall retail locations that draw customers intent on apparel shopping. We believe our customer loves the latest in fashion and accessories and we strive to provide this. Justice stores are fun, interactive places to shop. Store exteriors display the logo “Justice... Just for Girls” and the interiors are bright, colorful inviting spaces with unique fixtures highlighting the merchandise assortment.
Performance Overview
Tween Brands, Inc. had its most successful second quarter ever with record sales and excellent diluted earnings per share growth. These results cap off what was a very successful spring season for both our tween brands, Limited Too and Justice. Net sales for the quarter reached $185.8 million, up 20% over second quarter 2005 net sales of $154.9 million and diluted earnings per share increased 50% from $0.12 per share in second quarter 2005 to $0.18 per share this quarter. We achieved a total company 10% comparable store sales growth on top of the 5% comparable store sales growth reported for last year’s second quarter. Both brands posted positive comparable store sales results, with Limited Too at 9% and Justice at 30% for the second consecutive quarter, respectively. Our operating income for the quarter increased 32%, or 40 basis points as a percentage of net sales (“bps”), over the second quarter of 2005. We ended the quarter with 681 stores.
At both our tween brands, effective marketing and promotional initiatives continue to build store traffic and drive transaction values. At Limited Too, we continued dual distribution of Too Bucks with the summer bonus card in an effort to drive higher transaction values and increased profitability. We eliminated Limited Too’s summer sale television advertising campaign, which ran in the prior year, allowing us to reduce our general, selling and administrative expenses rate from the second quarter of 2005. We used those savings to circulate an additional summer catazine and increase circulation 20% on our back-to-school catazine. These catazines, each containing 20% off coupons redeemable for 3 weeks, helped increase traffic, transactions and sales volumes at our stores. At this time, we feel that our catazines are our best vehicle to reach our targeted customers, generating incremental returns over a similar investment in television advertising. At Justice, we continued the distribution of our “fun card,” which helps to drive transactions and sales volumes at our stores. Justice circulated its first ever catazine, a back-to-school edition rolled out in the first week of August, which we intend to follow with two additional fall catazines.
From a merchandising standpoint, we continue to hit on the key tween fashion themes and provide our girl with the latest fashion apparel and accessories to outfit her entire wardrobe. This quarter we presented our girl Bermuda shorts and longer, leaner knit tops in cool styles and colors that she couldn’t find anywhere else. At Limited Too, our cut-and-sewn casual tops, embellished swimwear, dresses, shorts and pants all had a remarkable quarter, each posting double-digit average store sales increases from second quarter 2005. Additionally, our lifestyle items and footwear continue to show strong results. Similar results were realized at Justice, where our cut-and-sewn casual tops, shorts, pants, graphic tees and swimwear all had a terrific quarter. Our Justice accessories, lifestyle items and footwear categories also performed exceptionally well.

We strive to provide our girl with the fun assortment and fashionable styles that she craves for any occasion. We feel that our success during the quarter shows that from the minute our girl receives our catazine in the mail to the time that she and her mom spend shopping in our stores, Limited Too and Justice continue to be her favorite fashion destinations. We look forward to sustaining the momentum built in the spring season into the fall season and providing our girl with outstanding back-to-school and holiday seasons.
Sales Analysis
The following summarized operational data compares the thirteen and twenty-six weeks ended July 29, 2006 with the similar periods for 2005 for both our tween brands:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Average dollar sales value per transaction (“ADS”) *	$48.69	$44.80	$52.45	$47.37
Average number of units per transaction (“UPT”)	4.03	3.92	4.06	3.99
Number of transactions per average store	5,541	5,512	10,665	10,832
Average Unit Retail Sold (“AUR”)	12.09	11.43	12.93	11.88

Sales from transactions over $50 (% of total sales)	73.2%	70.5%	76.9%	74.3%
Transactions over $50 (% of total transactions)	34.4%	31.2%	38.2%	34.6%

*	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.
While our transactions per store have remained fairly constant on a quarterly and seasonal basis, our UPT and AUR are both up, which led to an 11% increase in our ADS for spring season 2006 over spring season 2005.
The table below shows line items as a percentage of net sales:

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	66.2%	65.4%	64.1%	63.9%

Gross income	33.8%	34.6%	35.9%	36.1%
General, administrative and store operating expenses	29.9%	31.1%	29.4%	30.9%

Operating income	3.9%	3.5%	6.5%	5.2%
Interest income, net	0.7%	0.2%	0.7%	0.3%

Earnings before income taxes	4.6%	3.7%	7.2%	5.5%
Provision for income taxes	1.4%	1.1%	2.6%	1.9%

Net income	3.2%	2.6%	4.6%	3.6%

Operational Summary
Summarized operational data for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005 is presented below:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	July 29,	July 30,	Percent	July 29,	July 30,	Percent
	2006	2005	Change	2006	2005	Change
Limited Too and Justice:
Net sales (millions) (1)	$185.8	$154.9	20%	$380.9	$319.3	19%

Comparable store sales (2)	10%	5%		10%	3%
Net store sales per average square foot (3)	$64	$59	8%	$133	$123	8%
Sales per average store (thousands) (4)	$269.6	$247.2	9%	$552.7	$513.3	8%

Average store size at period end (gross square feet)	4,184	4,154	—	4,184	4,154	—
Total gross square feet at period end (thousands)	2,849	2,613	9%	2,849	2,613	9%
Inventory per gross square foot at period end (5)	$34.4	$31.1	11%	$34.4	$31.1	11%
Inventory per store at period end (5)	$143,511	$129,205	11%	$143,511	$129,205	11%

Number of stores:
Beginning of period	667	614		666	603
Opened	14	18		27	31
Closed	—	(3)		(12)	(5)

End of period	681	629		681	629

Limited Too stores remodeled	14	8		24	13

Number of Limited Too stores	566	567		566	567
Number of Justice stores	115	62		115	62

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; international revenue and partner advertising revenue.

(2)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(3)	Net store sales per average square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(4)	Sales per average store is the result of dividing gross store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes stores, direct and all valuation adjustments.
Gross Income
Our gross income rate for the second quarter 2006 declined 80 bps from the second quarter of 2005. This decrease was due primarily to a 90 basis point decrease, excluding international franchise operations, in merchandise margin driven by the merchandise mix at Limited Too and the growth of our Justice brand. Our store operating expenses increased $3.8 million over the second quarter of 2005. However, due to our overall sales growth, these costs decreased 160 bps from the 2005 period. The bps favorability was offset primarily by higher catazine costs and increased expenses related to our customer loyalty programs.
Our gross income rate for the twenty-six weeks ended July 29, 2006 decreased 20 bps from the same period in 2005. Our merchandise margin, measured excluding our international franchise operations, was flat to the spring season of 2005. Our store occupancy costs increased $7.3 million, however, these costs were leveraged by our higher sales, resulting in a 150 bps decrease. This increase was more than offset by other unfavorable margin items, primarily increased catazine and loyalty program costs.
Our gross income may not be comparable to that of certain other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in general, administrative and store operating expenses (see “General, Administrative and Store Operating Expenses” section below).

General, Administrative and Store Operating Expenses
General, administrative and store operating expenses increased $7.4 million. However, this represented a 120 bps decrease from the second quarter of 2005, as outlined in the table below (in thousands, except basis point amounts):

	Q2 2006 vs. Q2 2005	Q2 2006 vs. Q2 2005
	increase/(decrease)	increase/(decrease)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$5,011	(60)
Home office	3,478	70
Marketing	(2,169)	(160)
Other	1,080	30

Total Change	$7,400	(120)

Store operating expenses for the quarter increased 16% in dollars from the second quarter of 2005, driven by the net addition of 52 stores and additional associate hours required by our higher sales volume. This increase was leveraged by the 20% increase in net sales, leading to a 60 bps reduction when compared with the second quarter of 2005. Home office expenses for the quarter increased primarily due to higher headcount in our home office, expenses related to our multi-year information technology initiative and expensing of stock options as required by SFAS No. 123(R). Marketing expenses for the second quarter of 2006 were significantly lower than the second quarter of 2005 mainly due to the elimination of our summer sale television advertising campaign.
For the twenty-six weeks ended July 29, 2006, general, administrative and store operating expenses increased $13.3 million. However, this represented a 150 bps decrease from the twenty-six weeks ended July 30, 2005, as outlined in the table below (in thousands, except basis point amounts):

	YTD 2006 vs. YTD 2005
	increase/(decrease) in	YTD 2006 vs. YTD 2005
	dollars	increase/(decrease) in bps
Changes in:
Store payroll and operating expenses	$8,468	(100)
Home office	7,930	100
Marketing	(5,274)	(180)
Other	2,187	30

Total Change	$13,311	(150)

Similar to our quarterly results, store operating expenses for the spring season 2006 increased 14% in dollars from the spring season 2005. However, this increase was leveraged by a 19% increase in net sales, leading to a 100 bps reduction when compared with spring season 2005. This dollar increase was primarily driven by the addition of new stores at our Justice brand and the associated payroll and expenses. Home office expenses for the spring season 2006 increased due to higher headcount at our home office, the continuation of our multi-year information technology initiative and the expensing of stock options as required by our adoption this year of SFAS No. 123(R). Marketing expenses for the spring season 2006 were significantly lower than spring season 2005 mainly due to the elimination of our spring and summer television advertising campaigns, which ran in the prior year.
Income Taxes
The effective tax rate for the second quarter of 2006 decreased to 30.2%, down 180 basis points from the second quarter of 2005 effective tax rate of 32.0%. The decrease was the result of refunds generated from tax credits relating to prior fiscal years.
The effective tax rate for the spring season of 2006 increased to 35.4%, up 40 basis points from the spring season of 2005 effective tax rate of 35.0%. The increase was the result of additional expense relating to prior year tax liabilities and the impact of expensing incentive stock options under SFAS No. 123(R), partially offset by the refunds generated from tax credits related to prior fiscal years.

Financial Condition
Our balance sheet continues to remain strong. We were able to finance all capital expenditures with existing working capital and cash generated from operations. We ended the quarter with $113.5 million in cash and short-term investments. In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health.
Liquidity and Capital Resources
Cash generated from operations remains the primary source to support ongoing operations, projected business growth, seasonal working capital requirements, and capital expenditures. In an effort to increase shareholder value, we have also used and may continue to use our capital to repurchase common stock. After using $40.0 million of cash in the first two quarters 2006 to repurchase common stock, working capital (defined as current assets less restricted assets and current liabilities) decreased from $185.1 million at January 28, 2006 to $158.2 million at July 29, 2006. Although our working capital decreased nearly 15%, our overall liquidity remained nearly unchanged as measured by our current ratio, which decreased only 4% and remains well above the comparable industry average. While we expect to maintain significant overall liquidity, we recognize that the specialty retail industry can be highly volatile and fashion missteps can quickly impact the ability to generate operating cash.
The table below summarizes our working capital position and capitalization (in thousands):

	July 29,	January 28,
	2006	2006
Working Capital	$158,219	$185,075

Current Ratio	2.75	2.87

Capitalization:
Long-term debt	—	—
Shareholders’ equity	339,154	350,783

Total capitalization	$339,154	$350,783

Amounts available under the credit facility	$98,637	$98,802

Cash Flows from Operating Activities
Net cash used for operating activities amounted to $6.9 million for the quarter ended July 29, 2006, down $13.9 million when compared to net cash provided by operating activities of $7.0 million for the same period of 2005. The table below outlines the changes in cash flow from operating activities during the thirteen week period (in millions):

Q2 2006 vs Q2 2005
increase/(decrease)
Changes in:
Net income, net of non-cash expenses	$7.8
Income taxes	(6.4)
Inventory	(12.9)
Other	(2.4)

Total change in cash flows from operating activities	$(13.9)

Net income, net of non-cash expenses, was up over 36% over second quarter 2005. The increase in the use of cash for income taxes for the first half of 2006 over the same period in 2005 is due primarily to the timing and amount of estimated tax payments on current year taxes. Cash used to purchase inventory was much higher in the first half of 2006 versus the same period 2005 mainly due to increased overall store count and earlier receipt of back-to-school goods in anticipation of increased sales in the third quarter of 2006.

Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $56.8 million for the year-to-date period ended July 29, 2006, up $8.6 million from $48.2 million provided during the same period of 2005. The table below outlines the changes in cash flow from investing activities during the twenty-six week period (in millions):

Q2 2006 vs Q2 2005
increase/(decrease)
Changes in:
Investments	$14.1
Capital expenditures	(0.2)
Non-qualified benefit plan funding	(4.4)
Other	(0.9)

Total change in cash flows from investing activities	$8.6

We generated $86.5 million in the first half of 2006 by liquidating our marketable securities, an increase of $14.1 million when compared to the $72.4 million generated in 2005.
Cash Flows from Financing Activities
Financing activities used approximately $31.6 million of cash in the twenty-six week period ended July 29, 2006 versus using $48.0 million of cash in the twenty-six week period ended July 30, 2005. The decrease in cash usage is primarily related to the amount of common stock repurchased during the twenty-six week period versus the same period in 2005. During the first half of 2005, approximately 2.5 million shares were repurchased for an aggregate repurchase price of $55.8 million, whereas in the first half of 2006, approximately 1.1 million shares were repurchased for an aggregate repurchase price of $40.0 million. Our share repurchase program is ongoing and an additional 0.1 million have been repurchased thus far in the third quarter. Refer to Item 2 of PART II of this Form 10-Q for further information. The remaining fluctuation in cash flows from financing activities was primarily related to stock option activity and a decrease in our cash overdraft position from the first two quarters of 2006 versus 2005.
Credit Facility
In October 2005, we entered into a new unsecured credit facility providing us with a $100 million revolving line of credit, which can be increased up to $150 million at management’s option, under certain circumstances. Refer to Note 6 to our Consolidated Financial Statements for further detail.
Stock Repurchase Program
In August 2006, our Board of Directors again restored the amount available under the stock repurchase program to $125 million. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any additional shares under the amended share repurchase program.
Capital Expenditures
We expect 2006 capital expenditures to be in the $62 to $65 million range, mainly allocated to new store construction, improvements to existing stores, information technology (“IT”) initiatives and the purchase of a 44 acre parcel of land adjacent to our home office. We expect cash on hand and short-term investments and cash generated from operating activities will fund substantially all capital expenditures for 2006. In May 2006, we announced our intentions to build a new headquarters for our Justice division. Construction is not expected to begin until early 2007 with completion expected in the fall of 2007.
For a more complete discussion of our future capital expenditures refer to our Annual Report on Form 10-K for the year ended January 28, 2006, as filed with the Securities and Exchange Commission on April 10, 2006 (the “Fiscal 2005 Form 10-K”).

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our Fiscal 2005 Form 10-K.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “believe,” “intend,” “plan,” “expect,” “hope,” “risk,” “could,” “pro forma,” “potential,” “prospect,” “outlook,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2006 and beyond to differ materially from those expressed. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q:
•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	Decline in the demand for our merchandise;

•	The impact of competition and pricing;

•	Effectiveness of our brand awareness and marketing programs;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Currency and exchange risks;

•	Availability of suitable store locations at appropriate terms;

•	Ability to develop new merchandise;

•	Ability to hire and train associates;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks as described in other reports and filings we make with the Securities and Exchange Commission.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
To the extent we borrow under our new credit facility, we will be exposed to market risk related to changes in interest rates. At July 29, 2006, no direct borrowings were outstanding under the new credit facility. Additionally, we purchase investments with original maturities of 90 days or less. We also hold investments with original maturities between 91 days but less than two years. These financial instruments bear interest at fixed rates and are subject to interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures:
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer (our Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Operating Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Operating Officer concluded our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our Chief Executive Officer and Chief Operating Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting:
Our management, with the participation of our Chief Executive Officer and Chief Operating Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, there has been no such change during the thirteen weeks ended July 29, 2006.
Inherent Limitations:
It should be noted our management, including the Chief Executive Officer and the Chief Operating Officer, does not expect our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
There are various claims, lawsuits and other legal actions pending for and against Tween Brands, Inc. incident to the operations of our business. It is our opinion the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
Item 1A. Risk Factors.
There have been no material changes to our Risk Factors as disclosed in our Fiscal 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In November 2004, our Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value. The purchases may occur from time to time over the two year period beginning November 18, 2004, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. We amended our share repurchase program in November 2005 to restore the amount that may be used to repurchase shares to $125 million over a two year period beginning November 17, 2005. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance we will repurchase any additional shares under the amended share repurchase program.
The following table illustrates our purchases of equity securities during the second quarter 2006:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly Announced	Yet be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
May (April 30, 2006 through May 27, 2006)	262,900	$38.04	262,900	$95,000,823

June (May 28, 2006 through July 1, 2006)	251,780	$39.72	251,780	$85,001,306

July (July 2, 2006 through July 29, 2006)	—	—	—	$85,001,306

Total	514,680	$38.86	514,680	$85,001,306

We amended our share repurchase program in August 2006 to restore the amount available to repurchase shares to $125 million over a two year period beginning August 21, 2006. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance we will repurchase any shares under the amended share repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders.
(a) On May 18, 2006, we held our Annual Meeting of Stockholders.
(b) See paragraph (c) below.

(c) At the Annual Meeting, our stockholders elected three Class C Directors to the Board of Directors by the following vote:

Director Nominees	Shares Voted For	Shares Withheld
Elizabeth M. Eveillard	29,795,941	276,227
Nancy J. Kramer	29,023,541	1,048,577
Fredric M. Roberts	29,793,930	278,238
The term of office of the Company’s Directors, David A. Krinsky, Kenneth J. Strottman, Philip E. Mallott and Michael W. Rayden continued after the Annual Meeting.
At the annual meeting, our stockholders were also asked to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year. Of the 32,963,115 shares present in person or represented by proxy at the meeting, 29,220,122 shares were voted for the selection, 695,877 shares were voted against the selection, and 156,168 shares were abstained from voting with respect to the selection.
Item 6. Exhibits.
Exhibits

3.1	*	Amended and Restated Certificate of Incorporation of Too, Inc. (now known as Tween Brands, Inc.)

3.2	*	Certificate of Ownership Merging Tween Brands, Inc. into Too, Inc., as filed with the Delaware Secretary of State on July 7, 2006.

31.1	*	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

+	Furnished with this Report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWEEN BRANDS, INC. (Registrant)
By:	/s/ William E. May
William E. May
Executive Vice President and Chief Operating Officer (Principal Financial Officer)

Date: September 1, 2006