Form 10-Q
period 2006-10-28
TWEEN BRANDS, INC.
filed 2006-12-06
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 4, 2006

$.01 Par Value	31,968,354 Shares

TWEEN BRANDS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	$230,481	$203,519	$611,418	$522,867
Cost of goods sold, including buying and occupancy costs	137,986	122,995	382,355	327,073

Gross income	92,495	80,524	229,063	195,794
General, administrative and store operating expenses	62,999	56,232	174,900	154,822

Operating income	29,496	24,292	54,163	40,972
Interest income, net	1,085	583	3,683	1,410

Earnings before income taxes	30,581	24,875	57,846	42,382
Provision for income taxes	11,577	8,872	21,241	15,003

Net income	$19,004	$16,003	$36,605	$27,379

Net income per share:

Basic	$0.59	$0.48	$1.12	$0.81

Diluted	$0.58	$0.48	$1.10	$0.80

Weighted average common shares:

Basic	32,188	32,996	32,679	33,718

Diluted	32,883	33,387	33,338	34,044

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	October 28,	January 28,
	2006	2006
ASSETS
Current Assets:
Cash and equivalents	$26,271	$22,248
Investments	72,397	163,451
Restricted assets	1,211	1,193
Accounts receivable	15,806	8,040
Inventories	115,053	66,033
Store supplies	15,022	12,216
Prepaid expenses and other current assets	13,881	11,932

Total current assets	259,641	285,113

Property and equipment, net	228,122	201,983
Long-term investments	16,655	8,464
Deferred income taxes	11,966	10,208
Assets held in trust and other	23,635	17,962

Total assets	$540,019	$523,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,112	$30,223
Accrued expenses	48,406	38,713
Deferred revenue	8,699	11,859
Income taxes payable	17,470	18,050

Total current liabilities	113,687	98,845

Deferred tenant allowances from landlords	52,835	45,817
Supplemental retirement and deferred compensation liability	19,541	16,907
Accrued straight-line rent and other	13,505	11,378

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 36.4 million and 36.1 million shares issued, 33.7 million and 33.3 million shares outstanding at October 28, 2006 and January 28, 2006, respectively	364	361
Treasury stock, at cost, 4.5 million and 2.7 million shares at October 28, 2006 and January 28, 2006, respectively	(120,554)	(60,595)
Paid in capital	170,737	157,718
Retained earnings	289,904	253,299

Total shareholders’ equity	340,451	350,783

Total liabilities and shareholders’ equity	$540,019	$523,730

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
Cash flows from operating activities:

Net income	$36,605	$27,379

Impact of other operating activities on cash flows:
Depreciation and amortization expense	23,123	20,336
Amortization of tenant allowances	(6,154)	(5,865)
Loss on disposal of fixed assets	1,028	1,198
Deferred income taxes	(1,758)	(1,986)
Tax benefit from stock option exercises	(1,480)	—
Stock-based compensation expense	5,943	1,301
Changes in assets and liabilities:
Inventories	(49,020)	(27,700)
Accounts payable and accrued expenses	13,034	17,473
Income taxes payable	900	682
Income tax receivable	—	368
Other assets	(7,127)	(736)
Tenant allowances received	7,765	7,341
Other long-term liabilities	4,761	2,543

Net cash provided by operating activities	27,620	42,334

Investing activities:
Capital expenditures	(50,096)	(41,241)
Funding of nonqualified benefit plans	(5,338)	—
Purchase of investments	(186,128)	(268,437)
Sale of investments	268,669	322,857
Proceeds from sale of fixed assets	—	916
Change in restricted assets	(18)	(211)

Net cash provided by investing activities	27,089	13,884

Financing activities:
Purchases of treasury stock	(59,959)	(56,204)
Tax benefit from stock option exercises	1,480	—
Change in cash overdraft	2,194	(2,399)
Stock options and other equity changes	5,599	9,117

Net cash used for financing activities	(50,686)	(49,486)

Net increase in cash and equivalents	4,023	6,732

Cash and equivalents, beginning of year	22,248	26,212

Cash and equivalents, end of period	$26,271	$32,944

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,099	$15,480
Cash paid for interest	$136	$633
Increase of fixed assets in accounts payable	$194	—
The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Tween Brands, Inc., (referred to herein as the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing businesses, Limited Too and Justice. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company. In July 2006, we changed our corporate name from Too, Inc. to Tween Brands, Inc. in an effort to better reflect our identity and our dedication to serving tweens (young people 7 to 14 years of age). Limited Too sells apparel, footwear, lifestyle and personal care products for fashion-aware, trend-setting tween girls. Justice, which opened its first stores in January 2004, sells moderately-priced sportswear and accessories for tween girls. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
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
In our opinion, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending February 3, 2007 (the “2006 fiscal year”). A more complete discussion of our significant accounting policies can be found in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended January 28, 2006 (the “2005 fiscal year”).
2. Stock Based Compensation
In 1999, we adopted the Too, Inc. 1999 Stock Option and Performance Incentive Plan and the Too, Inc. 1999 Stock Plan for Non-Associate Directors. In 2005, our shareholders approved the adoption of the Too, Inc. 2005 Stock Option and Performance Incentive Plan and the Too, Inc. 2005 Stock Plan for Non-Associate Directors (collectively, the “Plans”).
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
For the thirty-nine weeks ended October 28, 2006, our results of operations include $5.9 million ($4.0 million net of tax) of stock-based compensation expense which had an $0.12 impact on both basic and diluted earnings per share. Of this amount, $2.2 million ($1.7 million net of tax) is attributable to our adoption of SFAS No. 123(R). This incremental expense from the adoption of SFAS No. 123(R) had a $0.05 impact on both basic and diluted earnings per share. The additional stock-based compensation expense not related to the adoption of SFAS No. 123(R) was related to the vesting of restricted stock awards.
Prior to the adoption of SFAS No. 123(R), we presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $1.5 million, which were classified as a financing cash inflow in the third quarter of 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123(R).
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation prior to January 29, 2006 (in thousands, except per share amounts):

	Thirteen	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 29,	October 29,
	2005	2005
Net income as reported	$16,003	$27,379
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	800	2,196
Stock-based compensation expense determined under fair value based method, net of tax	(1,342)	(4,219)

Pro forma net income	$15,461	$25,356

Earnings per share:
Basic — as reported	$0.48	$0.81

Basic — pro forma	$0.47	$0.75

Diluted — as reported	$0.48	$0.80

Diluted — pro forma	$0.46	$0.74

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Expected life (in years)	5.3	5.3	5.3	5.3
Forfeiture rate	15%	11%	15%	11%
Dividend rate	—	—	—	—
Price volatility	47%	47%	47%	48%
Risk-free interest rate	4.7%	4.3%	4.3%	4.0%
The weighted average fair value per share of options granted during the thirteen and thirty-nine weeks ended October 28, 2006 was $16.36 and $14.27, respectively. The weighted average fair value per share of options granted during the thirteen and thirty-nine weeks ended October 29, 2005 was $13.54 and $12.97, respectively.
The following table is a summary of the balances and activity for the Plans related to stock options for the thirty-nine weeks ended October 28, 2006:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Number of Shares	Exercise Price	Term (in years)	Value (in Thousands)
Thirty-Nine weeks ended October 28, 2006:

Outstanding, January 28, 2006	1,711,663	$23.02
Granted	266,307	29.93
Exercised	(261,339)	20.84
Cancelled	(24,217)	22.28

Outstanding, October 28, 2006	1,692,414	$24.54	6.2	$28,636

Exercisable, October 28, 2006	1,050,172	$24.45	5.0	$17,863

The aggregate intrinsic values in the tables above are based on our closing stock price of $41.46 as of the last trading day of the quarter ended October 28, 2006. The total intrinsic value for stock options exercised during the thirty-nine weeks ended October 28, 2006 was $3.9 million. The total intrinsic value for stock options exercised during the thirty-nine weeks ended October 29, 2005 was $14.8 million. Total proceeds received from the exercise of stock options during the thirty-nine weeks ended October 28, 2006 were $5.4 million. Total proceeds received from the exercise of stock options during the thirty-nine weeks ended October 29, 2005 were $9.1 million.
The following table is a summary of the balance and activity for the Plans related to restricted stock granted as compensation to employees for the thirty-nine weeks ended October 28, 2006:

		Weighted Average
	Number	Grant Date Fair
	of Shares	Value
Thirty-Nine weeks ended October 28, 2006:

Outstanding, January 29, 2006	512,945	$25.52
Granted	138,785	30.09
Vested	(102,566)	22.53
Cancelled	(10,837)	28.48

Outstanding, October 28, 2006	538,327	$27.20

As of October 28, 2006, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock was approximately $12.0 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.
3.	Investments
At October 28, 2006, we held investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at October 28, 2006 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at October 28, 2006 and January 28, 2006, respectively (in thousands):

	October 28, 2006		January 28, 2006
	Maturity of		Maturity of
	Less than		Less than 1
	1 Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$14,238	$16,619	$21,752	$8,413
Gross unrealized holding gains	—	—	—	—
Gross unrealized holding losses	14	36	55	51

Net carrying amount	$14,252	$16,655	$21,807	$8,464

Investments also include auction rate municipal bonds, variable rate municipal demand notes, and preferred shares of tax-exempt closed-end mutual funds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we have no accumulated unrealized gains or losses in other comprehensive income from these current investments. All income generated from these current investments is reported as interest income.
For the thirty-nine weeks ended October 28, 2006, $18.8 million of cash was used to purchase held-to-maturity securities while $17.9 million of cash was generated by the sale of held-to-maturity securities. Additionally, $167.3 million of cash was used to purchase available-for-sale securities while $250.8 million of cash was generated by the sale of available-for-sale securities.
The table below details the marketable securities classified as available-for-sale owned by us at October 28, 2006 and January 28, 2006, respectively (in thousands):

	October 28, 2006	January 28, 2006
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$58,145	$141,644
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$58,145	$141,644

Interest income, net, consisted of the following (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Interest income	$1,146	$1,096	$3,859	$2,961
Interest expense	(61)	(513)	(176)	(1,551)

Interest income, net	$1,085	$583	$3,683	$1,410

4.	Inventories
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are taken as a reduction of the retail value and cost of inventories. We record a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected. At the end of each selling season, we reduce our inventory balance by recording a valuation reserve that represents the estimated future anticipated selling price decreases necessary to sell-through that season’s inventory.
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
5.	Property and Equipment
Property and equipment at October 28, 2006 and January 28, 2006 consisted of (in thousands):

	October 28,	January 28,
	2006	2006
Land and land improvements	$14,963	$8,181
Buildings	43,836	43,836
Furniture, fixtures and equipment	208,362	191,085
Leasehold improvements	126,982	117,061
Construction-in-progress	12,014	7,932

Total	406,157	368,095
Less: accumulated depreciation	(178,035)	(166,112)

Property and equipment, net	$228,122	$201,983

6.	Credit Facility
In October 2005, we entered into a new unsecured $100 million credit facility with National City Bank, Fifth Third Bank, Bank of America, N.A., LaSalle Bank National Association and Citicorp USA, Inc. (“new credit facility”). The new credit facility replaced the April 29, 2003 credit facility and provides for a $100 million revolving line of credit, which can be increased to up to $150 million at our option under certain circumstances. The new credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases and general corporate purposes, and is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. Our new credit facility contains financial covenants which require us to maintain minimum net worth, cash flow and leverage covenants as well as restricts our ability to incur additional debt. As of October 28, 2006, we believe we are in compliance with all applicable terms of the new credit facility.
7.	Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options and restricted stock were converted to common stock using the treasury stock method.

The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net income	$19,004	$16,003	$36,605	$27,379

Weighted average common shares — basic	32,188	32,996	32,679	33,718
Dilutive effect of stock options and restricted stock	695	391	659	326

Weighted average common shares — diluted	32,883	33,387	33,338	34,044

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. For the thirteen and thirty-nine weeks ended October 28, 2006, options to purchase 2,500 and 30,000 common shares, respectively, were not included in the computation. For the thirteen and thirty-nine weeks ended October 29, 2005, options to purchase 0.6 million and 1.1 million common shares, respectively, were not included in the computation.
8.	Recently Issued Accounting Standards
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 provides that entities should present such taxes on either a gross or net basis based on their accounting policies. Our accounting policy is to record such taxes on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have an impact on our financial position or results of operations.
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
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We are in the process of evaluating the effects of SAB 108 will have on our consolidated financial statements but do not anticipate it will be material.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating the effects of the adoption of SFAS No. 157 and have not yet determined the impact on our financial position or results of operations.
In September 2006, the FASB ratified the EITF position EITF 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance — Determining the amount that could be realized in accordance with FASB Technical Bulletin 85-4.” EITF 06-5 addresses whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. EITF 06-5 also addresses whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006 with earlier application permitted. We are in the process of evaluating the effects of the adoption of EITF 06-5 and have not yet determined the impact on our financial position or results of operations.
9.	Subsequent Event
On November 16, 2006, our Board of Directors elected Paul C. Carbone to serve as our Principal Accounting Officer and Principal Financial Officer. Mr. Carbone is currently serving as Senior Vice President of Finance and has served in this office since September 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Company Overview
We operate two brands: Limited Too and Justice. Limited Too, with stores located primarily in shopping malls, is a specialty retailer of quality apparel, accessories, footwear, lifestyle and personal care products for fashion-aware, trend-setting tween girls. Limited Too customers are active, creative, image-conscious, enjoy shopping and describe themselves as “fun” and “cool.” We believe they want a broad assortment of merchandise for their range of dressing occasions, including school, leisure activities and special occasions. We continually update the merchandise assortment, which includes non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics and lifestyle furnishings for her room. Limited Too also offers a select portion of its assortment through its website (www.limitedtoo.com) and its catazine.
Justice, which opened its first stores in 2004, is a specialty retail brand offering moderately-priced fashionable sportswear and related accessories for tween girls. Our Justice stores are located primarily in power centers, off-mall retail locations that draw customers intent on apparel shopping. We believe our Justice customer loves the latest in fashion and accessories and we strive to provide this. Justice stores are fun, interactive places to shop. Store exteriors display the logo “Justice... Just for Girls” and the interiors are bright, colorful inviting spaces with unique fixtures highlighting the merchandise assortment.
Performance Overview
Tween Brands, Inc. had a very good third quarter complete with record sales and solid earnings per share growth and the ninth consecutive quarter of comparable store sales increases. Net sales for the quarter reached $230.5 million, up 13% over third quarter 2005 net sales of $203.5 million and diluted earnings per share increased 21% from $0.48 in third quarter 2005 to $0.58 per share this quarter. We achieved a total company 4% comparable store sales growth on top of the 8% comparable store sales growth reported for last year’s third quarter. Both brands posted positive comparable store sales results, with Limited Too at 1% and Justice at 35%. Our operating income for the quarter increased 21%, and improved 90 basis points as a percentage of net sales (“bps”), over the third quarter of 2005. We ended the quarter with 711 stores.
We continue to utilize effective marketing campaigns and promotional initiatives to build store traffic and drive transaction values at both our brands. At Limited Too, we continued dual distribution of our Too Bucks and our fall bonus card in an effort to drive higher transaction values and increase profitability. We held private sales in both September and October, by invitation only to our most frequent and valuable customers, which brought in over $6.0 million of sales for the quarter. We eliminated our back-to-school television advertising campaign, which ran in the prior third quarter, allowing us to reduce our general, administrative and store operating expenses rate from the third quarter of 2005. We used those savings to increase circulation on our third quarter catazines by 10%. These catazines, each containing 20% off coupons redeemable for 2-3 weeks, helped increase traffic, transactions and sales volumes at our stores. At this time, we continue to feel that our catazines are the best vehicle to reach our tween customer, generating incremental returns over a similar investment in television advertising.

At our Justice brand, we continued to distribute our “fun card”, which helps drive transactions and sales volumes at our stores. Justice circulated its first two catazines during the quarter, back-to-school and fall editions, with total circulation of over 1.6 million books. These catazines, along with several direct mail pieces, proved very positive for the brand. We intend to roll out a third catazine, a holiday edition, in the fourth quarter along with continued direct mail pieces to generate traffic and increase sales.
From a merchandising standpoint, Limited Too delivered relevant fashion to our girl despite facing tough comparisons against our 2005 back-to-school assortment of shrugs, embellished denim, cowboy boots and gauchos. In hanging merchandise, our sweaters, casual shorts, graphic tees and our ready-to-wear items, mainly jackets, dresses, and outerwear, each posted double-digit average store sales increases over the third quarter of 2005. Our casual shirts, skirts and active bottoms didn’t perform as well as in prior years, however, our accessories, including leggings, jewelry and hair adornments performed quite well as did our lifestyle items, footwear and girlcare products.
We saw similar results at Justice, where our casual cut and sewn tops, shorts, pants, graphic tees and sweatshirts all had an outstanding quarter. Ready-to-wear items, as well as accessories, footwear, lifestyle products and party supplies also performed exceptionally well. Similar to Limited Too, casual shirts, active tees and active bottoms had a disappointing quarter.
As we head into the fourth quarter, we believe we have positioned ourselves with the right assortment of fashion, accessories and lifestyle items for our tweens. With our holiday floorsets, expanded Limited Too catazine and our in-store “girl’s world of gifts”, we hope to become tweens one-stop-shop for the holiday season. We feel that our continued success has proven that Limited Too and Justice are tweens’ favorite year-round fashion destinations. We look forward to sustaining this momentum into the holiday season and the remainder of 2006.
Sales Analysis
The following summarized operational data compares the thirteen and thirty-nine weeks ended October 28, 2006 with the similar periods for 2005 for both our tween brands:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Limited Too and Justice:

Average dollar sales value per transaction (“ADS”) *	$59.58	$59.68	$54.93	$51.50
Average number of units per transaction (“UPT”)	4.39	4.12	4.17	4.03
Number of transactions per average store	5,458	5,306	16,126	16,135
Average dollar value of unit sold at retail (“AUR”) **	$13.57	$14.50	$13.16	$12.78
Sales from transactions over $50 (% of total sales)	81.6%	81.9%	78.7%	77.2%
Transactions over $50 (% of total transactions)	44.2%	43.8%	40.3%	37.7%

*	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

**	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars for the period by the number of units sold during the period.
While our transactions per store have remained relatively flat on a year-to-date basis, our AUR and UPT are both up, which led to a 7% increase in our ADS and drove our 8% comparable store sales increase for year-to-date 2006 over year-to-date 2005.

The table below shows line items as a percentage of net sales:

	Thirteen Weeks		Thirty-Nine
	Ended		Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	59.9%	60.4%	62.5%	62.6%

Gross income	40.1%	39.6%	37.5%	37.4%
General, administrative and store operating expenses	27.3%	27.7%	28.6%	29.6%

Operating income	12.8%	11.9%	8.9%	7.8%
Interest income, net	0.5%	0.3%	0.6%	0.3%

Earnings before income taxes	13.3%	12.3%	9.5%	8.1%
Provision for income taxes	5.1%	4.4%	3.5%	2.9%

Net income	8.2%	7.9%	6.0%	5.2%

Operational Summary
Summarized operational data for the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005 is presented below:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 28,	October 29,	Percent	October 28,	October 29,	Percent
Limited Too and Justice:	2006	2005	Change	2006	2005	Change

Net sales (millions) (1)	$230.5	$203.5	13%	$611.4	$522.9	17%

Comparable store sales (2)	4%	8%		8%	5%
Net store sales per average square foot (3)	$80	$78	3%	$211	$199	6%
Sales per average store (thousands) (4)	$323.5	$313.4	3%	$867.7	$823.0	5%

Average store size at period end (gross square feet)	4,167	4,168	—	4,167	4,168	—
Total gross square feet at period end (thousands)	2,963	2,726	9%	2,963	2,726	9%
Inventory per gross square foot at period end (5)	$38.8	$33.1	17%	$38.8	$33.1	17%
Inventory per store at period end (5)	$161,819	$137,830	17%	$161,819	$137,830	17%

Number of stores:
Beginning of period	681	629		666	603
Opened	30	29		57	60
Closed	—	(4)		(12)	(9)

End of period	711	654		711	654

Limited Too stores remodeled	7	11		31	23

Number of Limited Too stores	570	572		570	572
Number of Justice stores	141	82		141	82

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; international revenue and partner advertising revenue.

(2)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(3)	Net store sales per average square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(4)	Sales per average store is the result of dividing gross store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes stores, direct and all valuation adjustments.

Gross Income
Our gross income increased $12.0 million, or 50 bps, in the third quarter 2006 from the third quarter of 2005. Our internal gross income, gross income excluding buying and occupancy costs, improved $16.5 million, however, it was nearly flat, as a percent of net sales, to the 2005 period. Buying and occupancy costs increased $4.5 million from the third quarter of 2005, however, this increase was leveraged by our overall sales growth, leading to a 60 bps decrease over the third quarter of 2005.
Gross income for the thirty-nine weeks ended October 28, 2006 increased $33.3 million, or 10 bps, from the same period in 2005. Internal gross income improved $51.8 million, but was down 50 bps from the 2005 period, primarily due to the merchandise mix at Limited Too and the relative growth of our Justice brand. Buying and occupancy costs increased $18.6 million for the year-to-date period 2006, however, this increase was leveraged by increased sales, resulting in a 60 bps decrease from the year-to-date period 2005.
Our gross income may not be comparable to that of certain other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in general, administrative and store operating expenses (see “General, Administrative and Store Operating Expenses” section below).
General, Administrative and Store Operating Expenses
General, administrative and store operating expenses increased $6.8 million. However, this represented a 40 bps decrease from the third quarter of 2005, as outlined in the table below (in thousands, except basis point amounts):

	Q3 2006 vs. Q3 2005	Q3 2006 vs. Q3 2005
	increase/(decrease)	increase/(decrease)
Changes in:	in dollars	in bps
Store payroll and operating expenses	$4,394	(10)
Home office	2,409	20
Marketing	(131)	(30)
Other	95	(20)

Total change	$6,767	(40)

Store payroll and operating expenses for the quarter increased nearly 13% in dollars from the third quarter of 2005, driven by the net addition of 57 stores and additional associate hours required by our higher sales volume. This increase was leveraged by the greater than 13% increase in net sales, leading to a 10 bps reduction when compared with the third quarter of 2005. Home office expenses for the quarter increased primarily due to higher payroll expenses to support our information technology and store growth; hardware, software and consulting expenses related to our multi-year information technology initiative and expensing of stock options as required by SFAS No. 123(R). Marketing expenses for the third quarter of 2006 were slightly lower than the third quarter of 2005 mainly due to the elimination of our back-to-school television advertising campaign, partially offset by new marketing programs for Justice.
For the thirty-nine weeks ended October 28, 2006, general, administrative and store operating expenses increased $20.1 million. However, this represented a 100 bps decrease from the thirty-nine weeks ended October 29, 2005, as outlined in the table below (in thousands, except basis point amounts):

	YTD 2006 vs. YTD 2005	YTD 2006 vs. YTD 2005
	increase/(decrease)	increase/(decrease)
Changes in:	in dollars	in bps
Store payroll and operating expenses	$12,862	(60)
Home office	10,339	70
Marketing	(5,405)	(130)
Other	2,282	20

Total change	$20,078	(100)

Similar to our quarterly results, store payroll and operating expenses for the thirty-nine weeks ended October 28, 2006 increased 13% in dollars from the same period of 2005. However, this increase was leveraged by a 17% increase in net sales, leading to a 60 bps reduction from the thirty-nine weeks ended October 29, 2005. This dollar increase was primarily driven by the addition of new stores at our Justice brand and the associated payroll and expenses. Home office expenses for the thirty-nine weeks ended October 28, 2006 increased over the thirty-nine weeks ended October 29, 2005 due to higher payroll expenses to support our information technology and store growth; hardware, software and consulting expenses related to our multi-year information technology initiative and the expensing of stock options as required by our adoption this year of SFAS No. 123(R). Marketing expenses for the year-to-date 2006 period were significantly lower than the year-to-date 2005 period mainly due to the elimination of our spring, summer and back-to-school television advertising campaigns, which ran in the prior year.
Income Taxes
The effective tax rate for the third quarter of 2006 increased to 37.9%, up 220 basis points from the third quarter of 2005 effective tax rate of 35.7%. The increase was due to various favorable tax settlements concluded in the third quarter of fiscal 2005.
The effective tax rate for the year-to-date period ended October 28, 2006 increased to 36.7%, up 130 basis points from the year-to-date period ended October 29, 2005 effective tax rate of 35.4%. The increase was partially due to the impact of expensing incentive stock options under SFAS No. 123(R) which are not deductible from our taxable income until exercised in a disqualifying disposition. The remaining increase was due to a reduction in the amount of favorable tax settlements concluded through the third quarter of 2006. This increase was partially offset by the additional tax benefit realized from an increase in municipal interest income as a percentage of pre-tax income.
Financial Condition
Our balance sheet remains strong and we were able to finance all capital expenditures with existing working capital and cash generated from operations. We ended the quarter with $98.7 million in cash and short-term investments. In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health.
Liquidity and Capital Resources
Cash generated from operations remains the primary source to support ongoing operations, projected business growth, seasonal working capital requirements, and capital expenditures. In an effort to increase shareholder value, we have also used and may continue to use our cash to repurchase common stock. In the first three quarters of 2006, we have used $60.0 million of cash to repurchase common stock, causing our working capital (defined as current assets less restricted assets and current liabilities) to decrease from $185.1 million at January 28, 2006 to $144.7 million at October 28, 2006. The table below summarizes our working capital position and capitalization (in thousands):

	October 28,	January 28,
	2006	2006
Working Capital	$144,743	$185,075

Capitalization:
Long-term debt	—	—
Shareholders’ equity	340,451	350,783

Total capitalization	$340,451	$350,783

Amounts available under the credit facility	$99,223	$98,802

Although our working capital decreased, we continue to operate debt free and remain either at or above the industry average in our liquidity ratios as shown below:

	Tween Brands, Inc.				Apparel
	October 28, 2006		January 28, 2006		Industry **	S&P 500
Current Ratio	2.3		2.9		2.3	1.3
Quick Ratio	1.3		2.2		1.3	1.0
Debt/Equity Ratio	—	*	—	*	0.2	1.2

*	Tween Brands, Inc. remains debt-free

**	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN© Money
While we expect to maintain significant overall liquidity, we recognize that the specialty retail industry can be highly volatile and fashion missteps can quickly impact the ability to generate operating cash.
Net Change in Cash and Equivalents
The table below summarizes our net increase in cash and equivalents for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (in thousands):

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
Net cash provided by operating activities	$27,620	$42,334
Net cash provided by investing activities	27,089	13,884
Net cash used for financing activities	(50,686)	(49,486)

Net increase in cash and equivalents	$4,023	$6,732

Cash Flows from Operating Activities
Net cash generated by operating activities amounted to $27.6 million for the year-to-date period ended October 28, 2006, down $14.7 million when compared to net cash provided by operating activities of $42.3 million for the same period of 2005. The table below outlines the changes in cash flow from operating activities during the thirty-nine week period (in thousands):

YTD 2006 vs YTD 2005
increase/(decrease)
Changes in:
Net income, net of non-cash expenses	$11,554
Income taxes	(1,402)
Inventory	(21,320)
Other	(3,546)

Total change in cash flows from operating activities	$(14,714)

Net income, net of non-cash expenses, was up 27% over third quarter 2005. The increase in the use of cash for income taxes for year-to-date 2006 over the same period in 2005 is due primarily to the timing and amount of estimated tax payments on current year taxes. Cash used to purchase inventory was higher in the year-to-date period of 2006 versus the same period 2005 mainly due to increased overall store count and the timing of holiday inventory purchases to support our incremental holiday floorset.

Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $27.1 million for the year-to-date period ended October 28, 2006, up $13.2 million from the $13.9 million provided during the same period of 2005. The table below outlines the changes in cash flow from investing activities during the thirty-nine week period (in thousands):

YTD 2006 vs YTD 2005
increase/(decrease)
Changes in:
Investments	$28,121
Capital expenditures	(8,855)
Non-qualified benefit plan funding	(5,338)
Other	(723)

Total change in cash flows from investing activities	$13,205

We generated $82.5 million in the year-to-date period ended October 28, 2006 by liquidating our marketable securities, an increase of $28.1 million when compared to the $54.4 million generated in the same period of 2005. Our capital expenditures increased over the year-to-date period ended October 29, 2005 due primarily to the purchase of a 44-acre parcel of land adjacent to our current corporate offices.
Cash Flows from Financing Activities
Net cash used for financing activities amounted to $50.7 million for the year-to-date period ended October 28, 2006, up $1.2 million from $49.5 million used during the same period of 2005. The table below outlines the changes in cash flow from financing activities during the thirty-nine week period (in thousands):

YTD 2006 vs YTD 2005
increase/(decrease)
Changes in:
Purchases of treasury stock	$3,755
Tax benefit from stock option exercises	(1,480)
Change in cash overdraft position	(4,593)
Stock options and other equity changes	3,518

Total change in cash flows from financing activities	$1,200

We purchased 1.7 million shares for an aggregate purchase price of $60.0 million during the first three quarters of 2006. For the same period of 2005, we purchased 2.5 million shares for an aggregate purchase price of $56.2 million. Our share repurchase program is ongoing, however, as of the date of this filing, no additional shares have been repurchased. Refer to Item 2 of PART II of this Form 10-Q for further information.
Credit Facility
In October 2005, we entered into a new unsecured credit facility providing us with a $100 million revolving line of credit, which can be increased up to $150 million at management’s option, under certain circumstances. Refer to Note 6 to our Consolidated Financial Statements for further detail.
Stock Repurchase Program
In August 2006, our Board of Directors restored the amount available under the stock repurchase program to $125 million. In the third quarter of 2006, we have used approximately $20.0 million under this program. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any additional shares under the amended share repurchase program.

Capital Expenditures
We expect 2006 total capital expenditures to be in the $62 to $65 million range, mainly allocated to new store construction, improvements to existing stores, information technology (“IT”) initiatives and the purchase of a 44-acre parcel of land adjacent to our home office. We expect cash on hand, the liquidation of short-term investments and cash generated from operating activities to fund substantially all capital expenditures for 2006. In May 2006, we announced our intentions to build a new headquarters for our Justice division. Construction is not expected to begin until early 2007 with completion expected in the fall of 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
To the extent we borrow under our new credit facility, we will be exposed to market risk related to changes in interest rates. At October 28, 2006, no direct borrowings were outstanding under the new credit facility. Additionally, we purchase investments with original maturities of 90 days or less. We also hold investments with original maturities between 91 days but less than two years. These financial instruments bear interest at fixed rates and are subject to interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures:
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our Chief Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting:
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, there has been no such change during the thirteen weeks ended October 28, 2006.
Inherent Limitations:
It should be noted our management, including the Chief Executive Officer and the Principal Financial Officer, does not expect our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table illustrates our purchases of equity securities during the third quarter 2006 and the maximum dollar value of shares that may yet be purchased under the Board authorized share repurchase program:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly Announced	Yet be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
August (July 30, 2006 through August 26, 2006)	—	—	—	$125,000,000
September (August 27, 2006 through September 30, 2006)	594,800	$33.56	594,800	$105,038,971
October (October 1, 2006 through October 28, 2006)	—	—	—	$105,038,971

Total	594,800	$33.56	594,800	$105,038,971

In November 2004, our Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value over a two year period beginning November 18, 2004. We amended our share repurchase program in November 2005 to restore the amount that may be used to repurchase shares to $125 million over a two year period beginning November 17, 2005. We further amended our share repurchase program in August 2006 to restore the amount available to repurchase shares to $125 million over a two year period beginning August 21, 2006. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance we will repurchase any additional shares under the amended share repurchase program.

Item 6. Exhibits.
Exhibits

31.1	*	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Periodic Report by the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Periodic Report by the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

+	Furnished with this Report.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWEEN BRANDS, INC. (Registrant)
By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President of Finance (Principal Financial and Accounting Officer)

Date: December 6, 2006