Form 10-K
period 2007-02-03
TWEEN BRANDS, INC.
filed 2007-04-03
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 3, 2007

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
(Address of principal executive offices)                     (Zip Code)
Registrant’s telephone number, including area code 614-775-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☑ Yes      ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes     ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days    ☑ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at July 29, 2006 was $1,181,432,153. There were 30,966,558 shares of the Registrant’s common stock outstanding at March 28, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the Annual Meeting of Stockholders scheduled for May 24, 2007 are incorporated by reference into Part III .

TWEEN BRANDS, INC.

(This Page Intentionally Left Blank)

PART I
Item 1. Business.
The Company
Tween Brands, Inc. (referred to herein as “Tween Brands,” the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing brands, Limited Too and Justice. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of Limited Brands, Inc. (“Limited Brands”), formerly The Limited, Inc. In connection with the spin-off, we entered into various agreements regarding certain aspects of our relationship with Limited Brands, some of which are ongoing to this day. The material portions of these agreements that are currently in effect are discussed on pages 34-35 of this report.
Since the spin-off, we have operated as an independent, separately traded, public company. In July 2006, we changed our corporate name from Too, Inc. to Tween Brands, Inc. in an effort to better reflect our identity and our dedication to serving tweens (young people 7 to 14 years of age). We currently operate two brands focusing on tween girls (“our girl”). Limited Too sells apparel, accessories, footwear, lifestyle and girlcare products to fashion-aware, trend-setting tween girls. Justice, our latest brand, which opened its first stores in January 2004, sells apparel, footwear, accessories and lifestyle items for tween girls.
Our History
Limited Too was established in 1987 as a department within the “The Limited” division of Limited Brands. At various times during our initial years of operations we sold apparel for young girls, toddlers and infants, eventually emerging as a stand-alone division of Limited Brands. By 1996 the brand had expanded from the two original stores to 288 stores. That same year, a new management team led by our current Chief Executive Officer and Chairman of the Board of Directors, Mike Rayden, recognized that tweens had their own emerging sense of style. The management team revised the strategy to focus solely on young girls ages 7 to 14 as our target customer group. Since 1996 we have grown our Limited Too store base substantially, ending fiscal 2006 with 563 stores in 46 states and Puerto Rico.
In 2004, Limited Too expanded into the international marketplace. We have partnered with Alshaya Trading Co. WLL., a leading name in international retailing, to operate Limited Too stores in Kuwait, United Arab Emirates, Qatar and the Kingdom of Saudi Arabia. As of the date of this filing we have 22 licensed Limited Too stores as part of this arrangement.
We opened our first Justice store in January of 2004 in Columbus, Ohio at the Polaris Town Center. By the end of our first full year of operations, we had opened 35 Justice stores, and by the end of fiscal 2006, we had grown our Justice store base to 159 stores in 32 states.
Limited Too Retail Operations
Limited Too is a specialty retailer of quality apparel, accessories, footwear, lifestyle, electronic and girlcare products for fashion-aware, trend-setting tween girls. Limited Too customers are active, creative and image-conscious girls. They enjoy shopping and describe themselves as “fun” and “cool.” We believe they want a broad assortment of merchandise to complement their ever-changing personalities and schedules. As such, we continually update our apparel and footwear assortments for our girl, which includes clothes for school and special occasions or just lounging with her friends in her room. We also offer her an array of non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics, electronic toys and games and lifestyle furnishings for her room.
At Limited Too, we have created a visually appealing in-store atmosphere to provide a fun, enjoyable and exciting shopping experience. Our Limited Too stores, which are located primarily in shopping malls, contain a wide variety of merchandise and are specifically designed to be a one-stop shop for our customers. We have accomplished this primarily through two store design packages, “Girl Power” and “It’s a Girl’s World.” The “Girl Power” format was used in stores opened or remodeled from mid-1997 through late 2004 and features furniture, fixtures, lighting and music to create a shopping experience matching the energetic lifestyle of our girl. The original interior features included colorful window displays, photographic sticker booths, gumball machines, eye-catching photography and a sound system showing our girl Limited Too is the shop for her. Our “It’s a Girl’s World” design built upon the earlier format while focusing even more on our girl. These stores feature bright colors and clean architectural lines and also incorporate new fixtures and vivid lighting to better highlight our merchandise. Finally, we added more interactive items, such as music listening stations, to encourage our girl to spend even more time in her favorite store, and of course we kept the gumball machines.
Our Limited Too merchandise includes:
•    apparel, such as jeans and other denim and woven bottoms; knit tops and teeshirts displaying our brand   name and other graphics; dresses and outerwear;
•    accessories, such as jewelry, hair ornaments, hats, key chains, wallets, backpacks, purses, and watches;
•    footwear, such as slippers, sandals, flip-flops, boots and shoes;
•    lifestyle products, such as bedroom furnishings, music, electronic toys, games and candy;
•    girlcare products such as age-appropriate cosmetics and toiletries; and
•    underwear, sleepwear and swimwear.
Our Limited Too customers can also take advantage of our web store located at www.limitedtoo.com. A product assortment similar to the one carried at our stores can be purchased through this website.
Justice Retail Operations
Justice, launched in January 2004, is our latest specialty retail brand offering fashionable sportswear, key accessories and lifestyle items for tween girls. Justice celebrates tween girls through an extraordinary experience of fashion and fun in an “everything for her” destination. Our stores are located primarily in power centers, off-mall retail locations that draw customers intent on apparel shopping. We believe our customers are value-conscious but still want the latest in fashion and fun accessories, and we strive to provide this balance to them. Store exteriors display the logo “Justice... Just for Girls” and the interiors are bright, colorful inviting spaces with unique fixtures highlighting the merchandise assortment.
Our Justice merchandise includes:
•    apparel, such as jeans and other pants, skirts, shorts, knit tops, graphic teeshirts, dresses and   outerwear
•    swimwear;
•    accessories, such as purses, belts, hats, coin purses, backpacks, jewelry, hair ornaments, and   legwear;
•    footwear, such as slippers, sandals, and boots; and
•    lifestyle products, such as bedroom furnishings, music, stationary, candy and party favors.
Justice operates its own website, www.justicejustforgirls.com to provide information to its customers, including a description of the brand and a map of nationwide retail locations. In the future we intend to make this a fully functional consumer shopping website carrying numerous items available at Justice stores.
Selecting appropriate real estate is paramount to the success of Justice. In order to maximize the return on our real estate investment, we thoroughly evaluate potential Justice sites to ensure that they meet our co-tenancy and demographic requirements. With over 1,000 suitable power centers located throughout the United States, there are hundreds of potential Justice locations throughout the country. Justice currently has 173 stores open; there are plans for approximately 100 new stores in 2007.
Product Development
We develop substantially all of our Limited Too and Justice apparel and add-on assortment through internal design groups. This allows us to create a vast array of exclusive merchandise under our proprietary brands, while bringing our products to market expediently. Additionally, because our merchandise is sold exclusively in our stores, we are able to control the presentation and pricing of our merchandise and provide a high level of customer service.

Sourcing
During fiscal 2002, we opened a direct sourcing office in Hong Kong, and in early 2006, we opened a second sourcing office in South Korea. These sourcing offices allow us to establish and develop direct relationships with contract manufacturers, thereby reducing our sourcing costs. Our sourcing offices work primarily with contract manufacturers with whom we have pre-existing relationships and currently source both apparel and accessory merchandise. Direct sourcing purchases represented 23% of our total purchases in fiscal 2006, a level similar to fiscal 2005. In fiscal 2007, we intend to increase our internal sourcing to between 30% and 35% of our total merchandise purchases. To help us accomplish this goal we intend to seek out new direct sourcing opportunities for our merchandise through our existing Hong Kong and new South Korean operations. Ultimately, we expect direct sourcing to account for approximately 45% of our total merchandise purchases. We feel this mix of internal and external sourcing will enable us to keep our product costs at our desired level, while retaining the benefits and flexibility of external sourcing relationships.
In addition to our direct sourcing office, we use a variety of outside sourcing arrangements. We purchased merchandise from approximately 250 suppliers during fiscal 2006, down from approximately 400 in fiscal 2005. Our largest external supplier is Li & Fung Limited, which provided 21% of all merchandise purchases in fiscal 2006, a decrease from 24% in fiscal 2005. Our next largest external supplier, Mast Industries, Inc., supplied nearly 15% of the merchandise we purchased in 2006, up from 10% in 2005.
We also source a significant amount of our merchandise from foreign contract manufacturers and importers located primarily in the Pacific Rim. We do not have long-term merchandise supply contracts, and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Additionally, as we may enter into manufacturing contracts in advance of the selling season, we are subject to shifts in demand for certain or all of our products. Our business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, local business practices and other political issues.
Distribution
We operate our own 470,000 square foot distribution center in Etna Township, Ohio. We distribute all of our Limited Too and Justice store merchandise from this center.
Inventory Management
Our approach to inventory management emphasizes rapid turnover of a broad assortment of merchandise and taking markdowns to keep merchandise fresh and current with fashion trends. Our policy is to maintain sufficient quantities of inventory on hand in our retail stores and distribution center so that we can offer customers a full selection of current merchandise.
Seasonality
We view the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, we experience our peak sales activity during the fall season. This seasonal sales pattern results in increased inventory during the back-to-school and holiday selling periods. During fiscal 2006, the highest inventory level was $115.1 million at the October 2006 month-end and the lowest inventory level was $62.6 million at the May 2006 month-end.

Stores
At the end of fiscal 2006, we operated 563 Limited Too stores and 159 Justice stores. The table below shows the number of Limited Too and Justice retail stores we operated over the past five fiscal years:

	Fiscal Year
	2006	2005	2004	2003	2002
Number of stores:
Beginning of year	666	603	558	510	459
Opened	79	70	55	54	56
Closed	(23)	(7)	(10)	(6)	(5)

End of year	722	666	603	558	510

Stores remodeled	34	25	20	4	9
Total square feet at period end (thousands)	3,006	2,777	2,495	2,307	2,091
Average store size at period end (gross square feet)	4,163	4,170	4,138	4,134	4,100
Number of Limited Too stores	563	574	568	553	510
Number of Justice stores	159	92	35	5	-
Additional information about our business, including revenues and profits for the last three years, is set forth under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7.
Trademarks and Service Marks
We own, other than the brand name “Limited Too,” trademarks and service marks, including “Justice,” used to identify our merchandise and services. Many of these marks are registered with the U.S. Patent and Trademark Office. These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations. However, we may choose not to renew a registration of one or more of our merchandise marks if we determine that the mark is no longer important to our business.
We conduct business in foreign countries, principally because a substantial portion of our merchandise is manufactured outside the United States. We have registered marks in foreign countries to the degree necessary to protect these marks, although there may be restrictions on the use of these marks in a limited number of foreign jurisdictions.
A wholly-owned subsidiary of Limited Brands owns the brand name “Limited Too,” which is registered in the United States and in numerous foreign countries. In connection with the spin-off, this subsidiary licenses the brand name, royalty-free, to one of our wholly-owned subsidiaries, which allows us to operate under the “Limited Too” brand name. Under the terms of the agreement, the license is renewable annually at our option.
Competition
The sale of apparel, accessories and girlcare products through retail stores and direct-to-consumer channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, department stores, discount retailers and direct marketers. Depth of selection, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design, store location, advertising and customer services are all important factors in competing successfully in the retail industry. Additionally, factors affecting consumer spending such as interest rates, employment levels, taxation and overall economic conditions could have a material effect on our results of operations and financial condition.

Associate Relations
As of March 28, 2007, we employed approximately 12,400 associates (none of whom were parties to a collective bargaining agreement), approximately 8,500 of whom were part-time. Our staffing levels vary throughout the year with our peak periods being the back-to-school and holiday seasons.
Available Information
We provide free of charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, through our website, www.tweenbrands.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. These reports are also available through the Securities and Exchange Commission website at www.sec.gov. We also post on our website, under the caption “Corporate Governance,” our Corporate Governance Guidelines; the Charters of our Board of Directors’ Audit Committee, Nominating and Governance Committee, and Compensation Committee; the Code of Ethics for Senior Financial Officers; and the Code of Business Conduct and Ethics, which applies to all of our directors and associates. These materials will also be provided without charge to any stockholder submitting a written request to Tween Brands, Inc., Attn: Investor Relations, 8323 Walton Parkway, New Albany, Ohio 43054.
The certifications of our Principal Executive Officer and Principal Accounting and Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report. We also filed with the NYSE in 2006 the required certificate of our Chief Executive Officer certifying he was not aware of any violation by Tween Brands, Inc. of the NYSE corporate governance listing standards.
We have included our website addresses throughout this filing as textual references only. The information contained on these websites is not incorporated into this Form 10-K.
Fiscal Year Definitions
Our accounting period is based on a retail calendar with our fiscal year ending on the Saturday closest to January 31. Periodically, this results in a fiscal year including 53 weeks. The table below summarizes the number of weeks in each respective fiscal year, as well as the designation of fiscal years in the financial statements and notes.

Number of weeks
Fiscal Year	Period Ending	in Fiscal Year
2006	February 3, 2007	53 weeks
2005	January 28, 2006	52 weeks
2004	January 29, 2005	52 weeks
2003	January 31, 2004	52 weeks
2002	February 1, 2003	52 weeks
Item 1A. Risk Factors.
The information contained or incorporated by reference in this Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “believe,” “intend,” “expect,” “hope,” “risk,” “could,” “plan,” “pro forma,” “potential,” “predict,” “prospects,” “outlook” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2007 and beyond to differ materially from those expressed in the forward-looking statements.

The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K:
We may not be able to maintain comparable store sales growth
Our comparable store sales performance has fluctuated in the past on a monthly, quarterly and annual basis and is expected to fluctuate in the future. A number of factors have historically affected, and are expected to continue to affect, our comparable store sales results, including:
•	economic conditions;
•	weather conditions;
•	changing fashion trends;
•	competition;
•	new store openings in existing markets;
•	store remodeling and expansions;
•	customer response to our marketing programs;
•	procurement and management of merchandise inventory; and
•	development and growth of our Justice brand.
As a result of these and other factors, we may not achieve or be able to maintain comparable store sales growth in the future. As comparable store sales are an important measurement, our stock price may be materially affected by fluctuations in our comparable store sales.
We must identify and respond to fashion trends and satisfy customer demands in order to continue to succeed
Our success depends, in part, on our ability to anticipate the desired fashion trends of our customers and offer merchandise which appeals to them on a timely and affordable basis. We expect our customers’ desired fashion needs to change frequently. If we are unable to successfully anticipate, identify or react to changing styles or trends, our sales may be adversely affected and we may have excess inventories. In response, we may be forced to increase our marketing promotions, which could increase store operating, general and administrative costs or take markdowns, which could reduce our operating income. Our brand image may also suffer if our customers believe our merchandise misjudgments indicate we are no longer able to offer them the latest fashions.
We may be unable to compete successfully in our highly competitive segment of the retail industry
The tween retail apparel and accessories industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We also compete with direct marketers who, like us, target customers through catalogs, internet shopping capabilities and other distribution channels. Our success continues to attract many new competitors to enter the market. Increased competition could result in pricing pressures, increased marketing expenditures and loss of our market share, all of which could have a material adverse effect on our financial condition and results of operations.
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
Expansion into new and existing markets creates challenges
Our expansion into new and existing markets may present competitive, design and distribution challenges that differ from our current challenges. These challenges include competition among our stores and brands, diminished novelty of our store design and concept, added strain on our distribution center and additional information to be processed by our information systems. New stores in new markets, including international markets, where we are less familiar with the target customer and our brands are less well-known, may face different or additional risks and increased costs compared to stores operated in existing markets. Expansion into new markets could bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we are not able to overcome these new challenges, our sales could decrease and our operating costs could rise.
Effectiveness of store remodels is unpredictable
In order to maintain a fresh, clean and positive shopping environment for our target customers, we periodically remodel a portion of our existing stores. The desired effects of a store remodel include increased store traffic and sales. The long term effect of a particular store remodel can not be precisely predicted. Additionally, a remodel may cause a short-term disruption to our business at a particular location.
The market for prime real estate is competitive
In order to sustain growth, our strategy requires securing desirable retail lease space and opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Our plans to increase the number of our retail stores in our brands will depend in part on the availability of suitable store sites. Rising real estate costs and acquisition, construction and development costs could also inhibit our ability to grow. If we fail to execute favorable real estate transactions, hire competent personnel and develop these new stores, our growth may not be sustainable.
Our future success depends upon brand awareness and the effectiveness of our marketing programs
Our future success depends upon our ability to effectively define, evolve and promote our brands. In order to achieve and maintain significant brand name recognition, we will need to invest in the development of the brands through various means, including customer research, advertising and promotional events, direct mail marketing, internet marketing and other measures. Certain external costs may be subject to price fluctuations such as increases in the cost of mailing, paper or printing catalog and other direct mail promotions. We can provide no assurance that the marketing strategies we implement and the investments we make will be successful in building significant brand awareness or attracting new customers.
Our licensed Limited Too and registered Justice brands are integral to our brand strategy
We currently license the Limited Too brand name and have a federal registration for the Justice trademark and other trademarks in the United States. We have also applied for or obtained a registration for Justice in most of the foreign countries in which our vendors are located.
We cannot be assured that the registrations we have obtained will be adequate to prevent the imitation of our products or infringement of our intellectual property rights by others. If a third party imitates our products, consumers may be confused and that third party may gain sales at our expense. If any such products are manufactured or marketed in a manner that projects lesser quality or carries a negative connotation, our brand image could be adversely affected.

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
The agreement also restricts the way in which we use the licensed brand in our business. We may only use the brand name “Limited Too” in connection with any business in which we sell to our Limited Too target customer group. Although we currently market only to tweens, our licensing agreement allows us to market to infants and toddlers as well.
If in the future we are unable to use the Limited Too brand, we will be forced to change our brand name. Because much of our merchandise is currently sold under the Limited Too label in stores called “Limited Too,” a name change might cause confusion for our customers and adversely affect our brand recognition and our sales. We would need to expend substantial resources, which we cannot estimate at this time, to rename our stores, to produce new merchandise and to establish brand recognition.
Talented personnel are critical to our success
Our continued success depends, to a significant degree, upon the services of our key personnel, particularly our senior executive officers and merchandising and design personnel. The loss of any member could impact our ability to bring desirable products to market or effectively manage our internal operations. Such a loss could reduce future revenues, increase costs, or both. Our success in the future will also depend upon our ability to attract, develop and retain talented and qualified personnel.
We may not be able to sustain a growth rate sufficient to implement our expansion strategy
There is a risk that we may not be able to sustain our growth at a rate consistent with our past. Our future growth prospects depend upon a number of factors, including our ability to:
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

There would be risks associated with launching and maintaining a new brand
As we continue to grow our business, we may take advantage of certain opportunities created by the development of new brand concepts. The ability to succeed in any potential new concept requires significant capital expenditures and management attention. Potential new concepts are subject to certain other risks including:
•	customer acceptance of the new brand and its products;
•	competition, both external and internal;
•	product and brand differentiation among our already-existing brands; and
•	the ability to attract, develop and retain qualified personnel including management and designers.
We can provide no assurance that we will develop a new concept or, if we do, that the new concept will grow or become profitable. If we attempt to develop and grow a new brand and do not succeed, this could adversely impact the continued growth of our existing brands and our results of operations.
Our business fluctuates on a seasonal basis
We experience seasonal fluctuations in our sales and net income, with a disproportionate amount of our sales and over half of our net income typically realized during our fourth quarter due to sales during the holiday shopping period. We also generate significant sales during the back-to-school period in the third quarter. Any decrease in sales or margins during those periods could reduce future annual profit margins and reduce future operational cash flow.
Seasonal fluctuations also affect our inventory levels. We typically order merchandise in advance of the peak selling periods and often before new fashion trends are confirmed by customer purchases. As such, we carry a significant amount of inventory before the holiday and back-to-school selling periods. Forecasting errors and changing customer buying behaviors may result in excess inventory, which may lead to markdowns and inventory valuation adjustments.
Our business is sensitive to economic conditions and consumer spending patterns
Our growth, sales and profitability may be adversely affected by unfavorable local, regional, national or international economic conditions, including the effects of war, terrorism, natural disasters and widespread health concerns, or the threats thereof. Our business is also impacted by inflation, fluctuations in interest rates, consumer credit availability, consumer debt levels, changes in tax rates and tax policies, changes in gasoline prices and unemployment trends. Additionally, shifts in our customers’ discretionary spending to other goods, including music, entertainment and electronic products could also adversely affect our revenues and associated margins. Overall, we can provide no assurance on how these conditions will impact our business.
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
We rely on foreign sources of production
We do not own or operate any manufacturing facilities. We depend on independent third parties for the manufacture of all of our merchandise. We source a large majority of our merchandise from foreign factories located primarily in East and Southeast Asia. We do not have any long-term merchandise supply contracts and many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. We compete with many other companies for production facilities and import quota capacity.

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
We are pursuing a strategy of international expansion
We currently have 22 licensed stores in certain Middle Eastern countries and may expand into other countries in the future. In addition to the general risks associated with doing business in foreign markets, as stated above, we run the risk of not being able to sustain our growth in these international markets or to penetrate new international markets in the future. As we penetrate these markets, there is increased risk of not fully complying with existing and future laws, rules and regulations of countries where we conduct business. As with any future business strategy, we can provide no assurance that our current and future international endeavors will be successful.
We source merchandise through our internal sourcing offices in Asia
We source a portion of our merchandise through our offices in Asia, allowing us to bypass agents, brokers and middlemen and establish and develop direct relationships with contract manufacturers and reduce our sourcing costs. If we are unable to maintain these relationships, our selling margins may decrease which could negatively impact our profitability as a business. We intend to increase our direct sourcing efforts in the future; however, we can provide no assurance that this will be profitable.
We utilize ports to import our products from Asia
We currently ship the vast majority of our products by sea. If a disruption occurs in the operation of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by sea and our profitability could be reduced. Similarly, shipping to alternative destinations in the United States could lead to increased lead times and costs on our products. A disruption at ports through which our products are imported could have a material adverse effect on our results of operations.
We will need to comply with existing and new laws and regulations that govern us
Various aspects of our operations are subject to federal, state or local laws, rules and regulations including, for example, the Sarbanes-Oxley Act of 2002 and the Internal Revenue Code. In addition, much of our girlcare and lifestyle merchandise is subject to various regulations promulgated by the U.S. Food and Drug Administration, the Federal Trade Commission and the U.S. Consumer Product Safety Commission. A significant change in the regulatory environment applicable to our operations or merchandise could increase our costs associated with compliance including increased product costs resulting from any new regulations. Further, as we expand our merchandise assortment and increase the number of our suppliers to accommodate our growth, it may become more difficult or costly to comply with existing and new regulations, which could reduce margins and profits.

We rely on our manufacturers to enforce ethical labor practices
We require our independent manufacturers to operate their businesses in compliance with the laws and regulations applicable to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we have limited control over their business and labor practices. We also rely on an independent third party to periodically audit factories producing our goods. If an independent manufacturer violates or is suspected of violating labor laws or other applicable regulations, or if a manufacturer engages in labor or other practices divergent from those typically acceptable in the United States, we could, in turn, experience negative publicity or possible litigation. Negative publicity or legal actions regarding the production of our products could have a material adverse effect on our reputation, sales, business, and financial position.
We are implementing new information systems
We are modifying and replacing our systems related to sourcing and distributing merchandise. We also are implementing modifications and upgrades to our markdown optimization, merchandise planning and allocation, real estate, data warehouse and financial systems. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of the inherent risks associated with replacing these systems, including accurately capturing data and system disruptions. We believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation, as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies.
The launch of these successor systems is taking place in a phased approach over an approximate five-year period that began in 2005. We can provide no assurance that the implementation process will be successful or will occur as planned and without disruptions to operations. Information technology system disruptions could affect our ability to monitor and track our business performance.
Our business may be harmed if our computer network security is compromised
Despite our considerable efforts and technological resources to secure our computer network, security could be compromised and confidential information relating to our customers could be misappropriated or system disruptions could occur. This could lead to adverse publicity, loss of sales and profits or cause us to incur significant costs to reimburse third parties for possible damages.
Item 1B. Unresolved Staff Comments.
No such unresolved comments exist.
Item 2. Properties.
Our home office facilities are located in New Albany, Ohio. We operate our own distribution center in Etna Township, Ohio, within 15 miles of our home office facilities. Our distribution center is approximately 470,000 square feet. We own our distribution center and home office facilities. We own office space in Hong Kong and lease office space in Seoul, South Korea to support our international sourcing operations. During fiscal 2006, we announced our intention to build a new headquarters for our Justice division in 2007. We purchased a 44-acre parcel of land adjacent to our home office to aid in our expansion efforts.
As of February 3, 2007, we operated 563 Limited Too and 159 Justice stores, which are located primarily in shopping malls and off-mall power centers throughout the United States. Of the 563 Limited Too stores, 518 are leased directly from third parties – principally shopping mall developers – and 45 are governed by leases where the primary tenant is Limited Brands or a former affiliate of Limited Brands. Of the 518 stores directly leased, 35 are guaranteed by Limited Brands. Our leases expire at various dates between 2007 and January 2019. In fiscal 2006, total store rent for Limited Too and Justice was $75.1 million. Minimum rent commitments under non-cancelable store leases as of

February 3, 2007, total $71.8 million, $68.4 million, $65.3 million, $58.4 million and $51.5 million for fiscal years 2007 through 2011, respectively, and $169.7 million thereafter.
Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Lease terms are typically ten years and usually include a fixed minimum rent and, in certain cases, a contingent rent based on the store’s annual sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants. Generally, occupancy expenses for traditional shopping malls are greater than those of off-mall power centers.
Leases with Limited Brands or a former affiliate of Limited Brands are on terms that represent the proportionate share of the base rent payable in accordance with the underlying lease plus the portion of any contingent rent payable in accordance with the underlying lease attributable to our performance. Additionally, Limited Brands provides guarantees on certain leases and assesses a fee based on stores’ sales exceeding defined levels.

At February 3, 2007, we operated 722 stores in the United States and the commonwealth of Puerto Rico as shown below:

Geographic Location	Limited Too	Justice	Total
Alabama	10	4	14
Arkansas	4	-	4
Arizona	9	5	14
California	56	11	67
Colorado	6	2	8
Connecticut	11	1	12
Delaware	4	-	4
Florida	44	13	57
Georgia	20	8	28
Iowa	4	1	5
Idaho	1	-	1
Illinois	21	8	29
Indiana	14	5	19
Kansas	5	2	7
Kentucky	11	1	12
Louisiana	9	-	9
Massachusetts	15	2	17
Maryland	16	-	16
Maine	1	-	1
Michigan	20	7	27
Minnesota	11	2	13
Missouri	14	5	19
Mississippi	5	2	7
North Carolina	15	3	18
North Dakota	2	-	2
Nebraska	3	1	4
New Hampshire	5	-	5
New Jersey	20	10	30
New Mexico	2	-	2
Nevada	4	4	8
New York	29	3	32
Ohio	21	10	31
Oklahoma	5	1	6
Oregon	3	-	3
Pennsylvania	33	9	42
Rhode Island	2	-	2
South Carolina	8	1	9
South Dakota	1	-	1
Tennessee	12	2	14
Texas	46	27	73
Utah	4	2	6
Virginia	16	4	20
Vermont	1	-	1
Washington	6	2	8
Wisconsin	9	1	10
West Virginia	3	-	3
Puerto Rico	2	-	2

Total	563	159	722

Item 3. Legal Proceedings.
We become involved from time-to-time in various litigation and regulatory matters incidental to the operation of our business. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
Item 4. Submission Of Matters To A Vote Of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.
(a)	Tween Brands, Inc. shares are traded on the New York Stock Exchange under the trading symbol “TWB” (formerly “TOO”). The following is a summary of the high, low and close sales prices of our common stock as reported on the New York Stock Exchange for the 2006 and 2005 fiscal years:

	Sales Price
	High	Low	Close
2006 Fiscal Year

4th Quarter	$44.53	$33.00	$34.86
3rd Quarter	$41.59	$31.05	$41.46
2nd Quarter	$43.34	$34.91	$36.67
1st Quarter	$38.96	$27.93	$38.42

2005 Fiscal Year

4th Quarter	$32.65	$25.75	$28.60
3rd Quarter	$29.90	$24.29	$27.26
2nd Quarter	$27.05	$18.85	$25.79
1st Quarter	$29.31	$22.45	$23.01
We have never declared nor paid any dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to pay any dividends in the foreseeable future. Earnings from our operations will be retained and reinvested to support the growth of our business. At March 28, 2007, we had approximately 14,290 shareholders of record.
Shareholder Return Graph
The following graph shows a comparison, over a five-year period, of the cumulative total return for Tween Brands, Inc. common stock, the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Apparel Retail Index, each of which assumes an initial investment value of $100 on February 2, 2002, in common stock of Tween Brands, and in the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Apparel Retail Index. The comparison also assumes the reinvestment of any dividends.
Comparison of Cumulative Five Year Total Return

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	Years Ending
Company/Index	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07

Tween Brands, Inc	-38.70	-8.11	74.18	7.32	21.89
S&P SmallCap 600 Index	-17.47	47.86	14.20	21.10	10.57
S&P Apparel Retail	2.18	31.54	19.69	-7.04	18.56

	Indexed Returns
	Years Ending
	Base Period
Company/Index	2/2/02	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07

Tween Brands, Inc	100	61.30	56.33	98.12	105.30	128.35
S&P SmallCap 600 Index	100	82.53	122.03	139.35	168.75	186.58
S&P Apparel Retail	100	102.18	134.41	160.88	149.55	177.31
(b)	Not applicable.
(c)
In November 2004, our Board of Directors authorized the repurchase of up to $125 million of our common stock as a means of further enhancing shareholder value over a two year period beginning November 18, 2004. Between November 18, 2004 and November 16, 2005 we repurchased $59.6 million of common stock. In November 2005 our Board of Directors restored the amount available for share repurchases to $125 million over a two year period beginning November 17, 2005. Between November 17, 2005 and August 20, 2006, we repurchased $40.0 million of common stock. In August 2006 our Board of Directors restored the amount available for share repurchases to $125 million over a two year period beginning August 21, 2006. Between August 21, 2006 and February 3, 2007, we repurchased $20.0 million of common stock. Future purchases may occur from time to time, subject to market conditions, in open market or privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. We can provide no assurance that we will repurchase any shares under the amended share repurchase program. The following table illustrates our purchases of equity securities during the fourth quarter 2006:

	Total Number	Average	Total Number of Shares	Maximum Dollar Value of Shares
	of Shares	Price Paid	Purchased as Part of Publicly	that may yet be purchased under
Period	Purchased	per Share	Announced Plans or Programs	the Plans or Programs
November (October 29, 2006 through November 25, 2006)	-	-	-	$105,038,971

December (November 26, 2006 through December 30, 2006)	-	-	-	$105,038,971

January (December 31, 2006 through February 3, 2007)	-	-	-	$105,038,971

Total	-	-	-	$105,038,971

From February 4, 2007 through the date of this filing we have used $59.2 million to repurchase 1.6 million shares of common stock.

Item 6. Selected Financial Data.
The following data is in thousands, except per share data, number of stores and annual sales per average gross square foot:

	Fiscal Year
	2006 (1)	2005	2004	2003 (2)	2002 (2)
Statement of Operations Data:
Net sales (3)	$883,683	$757,936	$675,834	$598,681	$640,320
Gross income	333,968	291,297	241,887	200,626	237,917
Store operating, general and administrative expenses	238,278	208,338	177,508	154,275	157,991
Operating income	95,690	82,959	64,379	46,351	79,926
Income from continuing operations	64,821	54,451	41,589	29,114	48,945
Net income (4)	64,821	54,451	41,589	23,134	47,759
Earnings per share - basic (4)	$1.99	$1.62	$1.21	$0.68	$1.44
Earnings per share - diluted (4)	$1.95	$1.60	$1.19	$0.67	$1.40

Balance Sheet Data:
Cash and equivalents	$48,394	$22,248	$26,212	$4,991	$36,234
Inventories	91,742	66,033	62,441	58,299	61,405
Total assets	569,677	523,730	493,696	441,253	395,451
Total debt	-	-	-	-	-
Total shareholders’ equity	371,326	350,783	322,524	276,565	247,889

Selected Operating Data:
Comparable store sales increase/(decrease) (5) (6)	6%	5%	4%	-13%	-3%
Total net sales growth/(decline)	16.6%	12.1%	12.9%	-6.5%	6.6%
Gross income rate (7)	37.8%	38.4%	35.8%	33.5%	37.2%
Operating income rate (7)	10.8%	10.9%	9.5%	7.7%	12.5%
Total number of stores open at year end	722	666	603	558	510
Total gross square feet at year end	3,006	2,777	2,495	2,307	2,091
Annual net store sales per average square foot (8)	$299	$284	$272	$268	$318

(1)	Represents the 53-week fiscal year ended February 3, 2007.

(2)	Due to the discontinuation of mishmash in 2003, its results are excluded for all periods presented.

(3)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; international revenue and partner advertising revenue.

(4)	Includes the impact of the loss on discontinued operations of mishmash, net of tax, of $6.0 million and $1.2 million for fiscal 2003 and 2002, respectively.

(5)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for the purpose of this calculation.

(6)	Comparable store sales for fiscal 2006 are measured against a 53-week period ending February 4, 2006.

(7)	Calculated as a percentage of net sales.

(8)	Annual net store sales per average square foot is the result of dividing net store sales for the fiscal year by the average gross square feet, which reflects the impact of opening and closing stores throughout the period.

Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operation.
You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. For the purposes of the following discussion, unless the context otherwise requires, “Tween Brands, Inc.,” “we,” “our,” “the Company” and “us” refer to Tween Brands, Inc. and our wholly-owned subsidiaries.
Executive Overview
Record Sales and Earnings
We were very pleased with our results for fiscal 2006, which drove record sales and earnings. We finished the year with $883.7 million in net sales, nearly 17% higher than fiscal 2005 net sales of $757.9 million. This led to a 19% increase in net income and a 22% increase in earnings per diluted share, to $1.95, our highest earnings per diluted share ever reported. Our strong performance was due to an outstanding year for our Justice division and continued strong operating results from Limited Too. We ended the year with $147.6 million in cash and short-term investments after investing $66.0 million in new stores and other capital projects and returning $60.0 million to shareholders through our continued share repurchase program.
Limited Too – Still Going Strong
Limited Too has always provided tween girls with the latest fashion apparel and accessories for all aspects of her ever-changing life, and fiscal 2006 was no exception. On the apparel side, our camis and cut and sew casual tops performed exceptionally well this year, posting double-digit average store sales increases, mainly due to our longer, leaner knit tops in all her favorite colors. Our shorts and legwear departments also had a remarkable year due to the popularity of the longer “Bermuda” short and leggings, which can be worn under skirts, dresses, and long shirts. Less successful categories for fiscal 2006 included casual shirts, skirts and accessories. However, our ready-to-wear dresses and underwear performed quite well. In our accessories business, better performing categories included girlcare products and footwear, mainly due to our swimwear accessories featuring assorted colored flip-flops to complete any outfit. Lifestyle items, primarily electronic devices, games and bedroom furnishings also had a great year due to our girl’s increased interest in technology, which has her shopping for hand-held electronic games, prepaid cell phones and digital makeover systems, in addition to the latest fashions.
Electronics were popular in fiscal 2006. We formed relationships with several new partners to help fill our shelves with the latest toys and games our technology-driven tweens crave. We partnered with Nintendo of America, Inc. to offer our girls the latest handheld portable electronic device, the Nintendo DS Lite, along with a variety of compatible games. We also teamed up with Radica USA, Ltd. to offer their popular Digi-Makeover, a plug-and-play electronic makeover device featuring many cool effects for makeup, hair, clothes and accessories made especially for tween girls with a passion for fashion. In 2006, we also began offering pre-paid cellular phones in our stores through various partnerships, which we plan to continue in the upcoming year. All of our partnerships have helped us become the primary destination for our tween girl and her mom, not only for the latest fashion and styles, but also the most up-to-date technology must-haves.
Limited Too continues to foster relationships with its customers through a variety of media. In fiscal 2006, we published 9 catazine (catalog and magazine combination) editions, three more than were published in fiscal 2005, increasing total circulation to 24 million books, a 58% increase over fiscal 2005. We believe our catazines remain our best advertising and promotional vehicles and the most effective way to communicate with our girls. We discontinued our television advertising campaigns in fiscal 2006 but we began using e-mail reminders as a way of alerting girls about sales, as well as distributing coupons for use in-store and online. We continued our voicemail reminders, and birthday and report card promotions that have proven effective in the past. For fiscal 2007, Limited Too plans to increase catazine circulation to nearly 26 million.
We grew our direct business significantly in 2006, proof that our girl and her mom are becoming increasingly comfortable with our e-commerce site and the convenience it offers. Total catazine and web sales grew 67% over fiscal 2005 and delivered over $3.6 million in incremental operating income, almost triple the results of 2005. We took significant steps during the year to put the right team in place to take our direct business to the next level. In late 2006 we began to refresh the look and navigability of our website, specifically focusing on how our sportswear assortment is presented. Although this rate of growth is not expected to be maintained, we expect this initiative will increase sales as well as complement our strong Limited Too brand image.
We expect fiscal 2007 to be an exciting year for Limited Too. With 20 to 30 net store additions, plans for 40 to 50 store remodels and anticipated circulation of nearly 26 million catazines, we are expecting strong performance and continued growth. Our early reads on our spring fashion have been encouraging and we believe we are positioned to provide our girl with everything she needs and wants for her constantly-evolving lifestyle.
Justice – Moving Right Along
In fiscal 2006, Justice continued its solid growth by adding 67 stores to its portfolio, making it one of the fastest growing concepts in specialty retailing. Justice enjoyed a comparable store sales increase of 28%, following an increase of 18% for fiscal 2005. This increase was due to having the right fashion in our stores for our tween customers and their moms. From a merchandising standpoint, our established sportswear business continued to grow and post strong positive comparable sales increases. Similar to Limited Too, casual shirts and skirts had a disappointing year, however, our accessories continued to perform well along with our lifestyle items, footwear and party-related items. Justice’s ability to continuously meet or exceed expectations validates we have established the appropriate groundwork for a successful and long lasting brand.
Fiscal 2006 also brought the nationwide launch of Justice Shine Parties, providing our girl with a new and unique experience to celebrate her birthday or other special day with her closest friends. By choosing one of four party themes: pretty princess; rock idol; hula girl; or movie star, our girls and their friends can spend part of the day at Justice and celebrate their way. Girls receive party-themed goodie bags including a future discount offer at Justice stores. We hosted close to 8,000 parties this year and made Justice stores the birthday place-to-be for tens of thousands of tween girls.
In 2006, we enhanced our marketing efforts at Justice by launching our very first catazine for back-to-school. We delivered our second and third editions during early fall and holiday seasons which proved very positive for the brand. In-home communication with our customers increased during the year with the launch of birthday mailings as well as several other direct mail offerings. These mailings arrive complete with a coupon or sale reminder alerting our girls about in-store sales and promotions on her favorite styles. We continued our Justice “Fun Card” program, which rewards our girls for shopping with us at certain times of the year (Spring, Back-to-School and Holiday) and encourages them to return to use a $10 discount during a specified redemption period.
The future continues to look bright for Justice. For fiscal 2007, we are planning approximately 100 new store openings, a pace of growth we plan to maintain for the next 4 to 5 years. Plans call for eight catazines, five more than last year. We expect to introduce new merchandise categories, such as intimate apparel, which we believe will generate excitement and incremental sales in our stores. We intend to enhance the Justice website presence, becoming e-commerce capable in 2008. We believe we can build on the momentum created by our fashionable merchandise, fun store environment, and Justice Shine Parties to introduce more and more tween girls and their moms to our great off-mall brand that is “Just for Girls.”
Information Technology Initiative
During fiscal 2006 we continued our information technology systems initiative, including upgrading processes and programs and replacing legacy systems with state-of-the-art software and systems. In fiscal 2006, we developed a “data warehouse,” enabling us to better monitor our business and make more informed decisions. We are currently upgrading the merchandise planning and allocation systems and are developing new enterprise resource planning programs to replace dated financial systems. We believe the investments we are making in information technology today will yield meaningful benefits to our company for many years to come. In 2007, we intend to install new general ledger and accounts payable systems and begin preliminary work on a new stock ledger.
Stock Repurchase
In fiscal 2006, we repurchased over 1.7 million shares of common stock for $60.0 million under authorization granted by the Board of Directors. In August 2006, our Board of Directors amended our share repurchase program to restore the amount available to repurchase shares to $125 million. We intend to remain opportunistic in our repurchase strategy, returning cash to shareholders in a practical and judicious manner. For the period February 4, 2007 through the date of this filing, we have repurchased 1.6 million shares for $59.2 million.
Capital Investment and Resources
Our capital spending plans for fiscal 2007 are forecasted to be between $100 and $110 million, or 52% to 67% more than was invested last year. We intend to spend $65 to $70 million on opening new stores and remodeling older Limited Too locations. Of the remainder, we estimate $20 million will go toward our home office expansion and $13 million will be invested in our information technology and other supply chain initiatives. As in fiscal 2006, we expect cash and short-term investments on hand and cash generated from operations will fund substantially all of our capital expenditures.
Home Office Expansion
We are planning an addition to our New Albany, Ohio headquarters to accommodate our expected growth. Plans call for the late 2007 completion of a 60,000 square foot building connected to our existing home office. This will serve as the new headquarters for our Justice division. Additionally, in fiscal 2006, we acquired a 44-acre parcel of land adjacent to our home office to provide for anticipated growth well into the next decade.
International Expansion
Our relationship with Alshaya Trading Co. WLL continues and they currently have 22 licensed Limited Too stores successfully operating in upscale malls in the Kingdom of Saudi Arabia, Kuwait, United Arab Emirates, and Qatar. During the remainder of fiscal 2007 we expect three more Limited Too stores to be opened under our agreement with Alshaya Trading Co. While we are pleased with our Middle Eastern operations, we continue to seek out other appropriate international markets where we feel one or both of our brands would be successful.
Being Tween
We understand it takes integrity, dedication and a commitment to excellence to form the foundation that will drive the success of our future plans. In order to reinforce these characteristics, we continue to ask our associates to subscribe to the following five specific values that demonstrate what it means to be part of Tween Brands:
Be Focused – our customer must come first in everything we do;
Be Driven – all of us need to set goals, aggressive goals, and perform at a consistently high level in order to achieve them;
Be Creative – we should encourage innovation and support other associates in their creative pursuits;
Be Ethical – always, always do the right thing;
Be Balanced – life is not a dress rehearsal. We must remember to have fun, enjoy life and not forget to take care of ourselves.
By adopting these five values, our associates display the culture and traditions of our organization to our customers, our community, our shareholders, and each other.

Our Twentieth Anniversary
This year marks our 20th anniversary. The first Limited Too store opened in 1987 as a department within Limited Brands’ “The Limited” stores. At various times during our initial years of operations we sold apparel for young girls, toddlers and infants, eventually emerging as a stand-alone division of Limited Brands. Since then, we have redefined our company to focus exclusively on tweens... to become their destination of choice for all the coolest fashion and accessories. In just 20 years, we have grown into a multi-million dollar enterprise operating two national brands and 722 stores across the United States and licensing the operation of 22 international stores.
Results of Operations
Net sales for the year ended February 3, 2007 were $883.7 million, an increase of nearly 17% from $757.9 million in fiscal 2005. Gross income increased 15% to $334.0 million in 2006 from $291.3 million in 2005. Operating income increased 15% to $95.7 million in 2006 from $83.0 million in 2005. Net income increased 19% to $64.8 million in 2006 from $54.5 million in 2005. Diluted earnings per share increased 22% to $1.95 in 2006 from $1.60 in 2005.
The following table represents the amounts shown in our consolidated statements of operations for the last three fiscal years expressed as a percentage of net sales:

	Fiscal Year
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, buying and occupancy costs	62.2	61.6	64.2

Gross income	37.8	38.4	35.8
General, adminstrative and store operating expenses	27.0	27.5	26.3

Operating income	10.8	10.9	9.5
Interest income, net	0.6	0.3	0.2

Earnings before income taxes	11.4	11.2	9.7
Provision for income taxes	4.1	4.0	3.5

Net income	7.3%	7.2%	6.2%

Financial Summary
Summarized annual financial data for our Limited Too and Justice divisions is presented below:

	Fiscal Year			% Change
Limited Too and Justice:				2005-	2004-
	2006 (1)	2005	2004	2006	2005
Net sales (millions) (2)	$883.7	$757.9	$675.8	17%	12%

Comparable store sales (3)(4)	6%	5%	4%
Annual net store sales per average square foot (5)	$299	$284	$272	5%	4%
Sales per average store (thousands) (6)	$1,245.9	$1,181.3	$1,148.1	5%	3%

Average store size at period end (gross square feet)	4,163	4,170	4,138	0%	1%
Total gross square feet at period end (thousands)	3,006	2,777	2,495	8%	11%
Inventory per gross square foot at period end (7)	$30.5	$23.8	$25.0	28%	-5%
Inventory per store at period end (7)	$127,066	$99,149	$103,551	28%	-4%

Number of stores:
Beginning of period	666	603	558
Opened	79	70	55
Closed	(23)	(7)	(10)

End of period	722	666	603

Limited Too stores remodeled	34	25	20

Number of Limited Too stores	563	574	568
Number of Justice stores	159	92	35

(1)	Represents the 53-week fiscal year ended February 3, 2007.

(2)	Net sales includes: store sales, net of associate discounts, direct sales, international revenue and partner advertising revenue.

(3)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(4)	Comparable store sales for fiscal 2006 are measured against a 53-week period ended February 4, 2006.

(5)	Annual net store sales per average square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(6)	Sales per average store is the result of dividing gross store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(7)	Inventory value includes stores, direct and all valuation adjustments.
Analysis of Operations
Sales Analysis
The following summarized operational data compares fiscal 2006 with the similar periods for 2005 and 2004:

	Fiscal Year			% Change
Limited Too and Justice:				2005-	2004-
	2006 (1)	2005	2004	2006	2005
Average dollar sales value per transaction (“ADS”) (2)	$53.24	$51.08	$44.83	4%	14%
Average number of units per transaction (“UPT”)	4.08	3.94	3.73	4%	6%
Number of transactions per average store (3)	23,605	23,282	25,237	1%	-8%
Average dollar value of units sold at retail (“AUR”) (4)	$13.06	$12.97	$12.01	1%	8%

Sales from transactions over $50 (% of total sales)	77.3%	73.2%	72.5%	6%	1%
Transactions over $50 (% of total transactions)	39.3%	37.8%	32.9%	4%	15%

(1)	Represents the 53-week fiscal year ended February 3, 2007.

(2)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(3)	Number of transactions per average store is the result of dividing the total number of transactions by for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(4)	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars for the period by the number of units sold during the period.

For fiscal 2006, both AUR and UPT increased, which led to a 4% increase in ADS over fiscal 2005. Although the above table shows transactions per store up slightly in fiscal 2006 from fiscal 2005, when adjusted for the 53rd week, transactions per store remained nearly the same. Transactions over $50, a statistic we watch very carefully due to our marketing program thresholds, now comprise over 77% of all sales dollars and almost 40% of all transactions at our stores.
For fiscal 2005, our transactions per store decreased from fiscal 2004, however, our ADS and AUR both increased significantly, indicating our customers may have made fewer trips to our stores. The quality of their transactions appear to have improved as evidenced by the considerable increase in our transactions over $50, as a percentage of total transactions.
Gross Income
Fiscal 2006
Gross income for fiscal 2006 was $334.0 million or 37.8% of net sales, an increase of $42.7 million over fiscal 2005. Due to increased markdowns in the fall season, however, gross income decreased 60 basis points as a percentage of net sales (“bps”) from 2005. While our gross income excluding buying and occupancy costs (“internal gross income”) improved $66.5 million, it decreased 120 bps over fiscal 2005. The decrease was driven primarily by two factors: (1) a decreased merchandise margin in our Limited Too brand driven by the previously mentioned fall season markdowns as well as a merchandise shift towards electronics and lifestyle items; and (2) the relative growth of our Justice brand, which currently has a lower internal gross income rate than Limited Too. Buying and occupancy costs increased $23.8 million over fiscal 2005, driven primarily by increased store occupancy costs related to new store growth and higher catazine costs. We leveraged these increased expenses, however, driving a 60 bps improvement from fiscal 2005.
Fiscal 2005
Gross income for fiscal 2005 reached $291.3 million or 38.4% of net sales, an increase of $49.4 million or 260 bps over fiscal 2004. Our gross income excluding buying and occupancy costs improved $57.2 million and 100 bps due primarily to reduced markdowns, driven by improved merchandise in our stores and tighter inventory management. Although buying and occupancy expenses increased $7.8 million, it improved 160 bps from fiscal 2004 due to leveraged store occupancy expenses at our Limited Too stores, leveraged buying payroll costs for both brands and reduced catazine production costs in Limited Too.
Store Operating, General and Administrative Expenses
Fiscal 2006
Store operating, general and administrative expenses increased $29.9 million, however decreased 50 bps in fiscal 2006 from fiscal 2005 as outlined in the table below (in thousands, except basis point amounts):

	2006 vs. 2005	2006 vs. 2005
Changes in:	Dollar change	Change in bps
Store operating expenses	$22,556	-
Home Office	11,710	40
Marketing	(3,944)	(80)
Distribution center & other	(378)	(10)

Total Change	$29,944	(50)

Store operating expenses increased nearly 17% (in dollars) in fiscal 2006 over fiscal 2005, but remained unchanged as a percentage of sales, driven by the net addition of 56 new stores and additional associate hours required by our higher sales volume. Home office expenses increased due to higher payroll costs to support our information technology and store growth; hardware, software and consulting expenses related to our multi-year information technology initiative; and higher expenses related to our stock-based compensation programs, resulting from the expensing of stock options as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. Marketing expenses decreased due to the discontinuation of television advertising, used in fiscal 2005 during the spring and back-to-school seasons, partially offset by the cost of new marketing programs for our Justice brand.
Fiscal 2005
Store operating, general and administrative expenses increased $30.8 million, or 120 bps, to 27.5% of net sales in fiscal 2005 from fiscal 2004 as outlined in the table below (in thousands, except basis point amounts):

	2005 vs. 2004	2005 vs. 2004
Changes in:	Dollar change	Change in bps
Home office	$14,071	130
Store operating expenses	11,437	(50)
Marketing	7,640	90
Distribution center & other	(2,318)	(50)

Total Change	$30,830	120

Home office expenses increased primarily due to higher incentive compensation and restricted stock expense, as well as additional payroll and consulting expenses related to our multi-year information technology initiative. While total store operating expenses increased 9% on a dollar basis from the prior year, we leveraged those increased expenses, and delivered a 12% increase in sales, resulting in a 50 bps decrease. The dollar increase in store operating expenses was primarily driven by the addition of 57 new Justice stores in 2005.
Fiscal 2005 marketing expenses increased due to additional television advertising campaigns aired during the spring selling season. In 2005, we aired three television campaigns and employed outbound calls to our customers as a direct marketing tool; only one television campaign was aired in fiscal 2004.
Total fiscal 2005 distribution center, direct shipping and other selling expenses were decreased from the prior year driving a 50 bps reduction, despite servicing 52 more stores on average.
Interest Income, net
Fiscal 2006
Interest income is earned on investments in money market securities and short-term, highly liquid, tax free and insured municipal bonds. Interest income, net, amounted to $5.1 million for fiscal 2006 versus $2.0 million for 2005. The increase in 2006 was primarily attributed to favorable interest rates and lower credit facility and letter of credit fees.
Fiscal 2005
Interest income, net, amounted to $2.0 million for fiscal 2005 versus $1.3 million for 2004. The increase in 2005 was primarily attributed to higher investment balances and favorable interest rates.
Provision for Income Taxes
Fiscal 2006
The total provision for income taxes increased to $36.0 million in fiscal 2006 from $30.5 million for 2005. Our effective tax rate decreased to 35.7% in fiscal 2006 from 35.9% in 2005. The slight rate decrease was primarily attributable to increased investment income from short-term, tax-free municipal bonds and the favorable settlement of certain state tax examinations.

We do not expect any significant change in our statutory tax rate in fiscal 2007. Our effective rate will continue to be impacted by items such as municipal interest income, overseas operations and the settlement of any tax examinations which may occur in the future.
Fiscal 2005
The total provision for income taxes increased to $30.5 million in fiscal 2005 from $24.1 million for 2004. The effective tax rate decreased to 35.9% in fiscal 2005 from 36.7% in 2004. The rate decrease was primarily attributable to increased investment income from tax-free municipal bonds and the favorable settlement of certain state tax examinations.
Our outlook for the future
Over the next few years we intend to open between 80 and 100 Justice stores per year and add a small number of Limited Too stores each year, in situations that meet our internal return requirements. Justice stores will open primarily in power strip centers, while Limited Too stores may open in lifestyle centers or street locations, in addition to traditional malls.
Looking to our margins, we expect our annual consolidated gross income rate to improve slightly as we continue to leverage our design and occupancy costs. Ultimately, we feel the Justice gross income rate will approach the Limited Too rate. Despite this expected improvement, however, over the next few years, the gross income rate for Justice is forecasted to remain below that of Limited Too. The Limited Too gross income rate should remain flat as improvements in our apparel margins are offset by the growth of electronics, which traditionally have lower margins. Limited Too margins may also be negatively impacted by increases in mall rents as we renew leases and open new stores. Gross income rates in any given period can be impacted by factors such as inventory levels, fashion hits and misses and merchandise mix.
Moving on to expenses, we expect to incur incremental store operating, general and administrative (“SG&A”) expenses in 2007 related to our information technology initiative and increased corporate payroll. Our store operating expenses will more than likely remain flat as a percentage of sales as minimum wage increases in numerous states are expected to increase our hourly rate, and offset any productivity improvements we achieve. Overall, we feel our SG&A rate as a percent of net sales will de-leverage slightly in 2007, and then improve slightly as rate to net sales beginning in 2008.
We do not expect any significant change in our statutory tax rate in fiscal 2007. Our effective rate will continue to be impacted by items such as municipal interest income, overseas operations and the settlement of any tax examinations, which may occur in the future.
We believe Tween Brands is well positioned for future growth. Our latest brand, Justice, has proven it can be a major retail contender and profit contributor and will serve as our primary growth vehicle for the foreseeable future. Our established brand, Limited Too, continues to seize opportunities for increased profitability and will continue to be the place in the mall for tween girls and their moms to get the hottest fashions. For both brands, we are continually designing creative marketing initiatives to communicate our brand message to new customers and remind regular customers why Limited Too and Justice are their favorite tween stores. By anticipating and delivering the leading fashion our customers have come to expect, we intend to expand our market share, grow shareholder value and remain the tween expert.
Analysis of Financial Condition and Liquidity
Financial Condition
Our balance sheet continues to strengthen primarily due to our positive cash flows from operations. We were able to finance all capital expenditures, as well as our stock repurchases, with existing working capital, combined with cash generated from operations, and ended the year with $147.6 million in cash and short-term investments. In assessing the financial condition of the business, we consider factors such as cash flow from operations and internally funded capital expenditures to be key indicators of financial health. A more detailed discussion of liquidity, capital resources and expected future capital expenditures follows.
Liquidity and Capital Resources
We are committed to a cash management strategy that maintains enough liquidity to support the operations of the business and withstand unanticipated business volatility. We believe cash flow from operations, together with current levels of cash equivalents and short-term investments, will be sufficient to support ongoing operations, fund capital expenditures related to projected business growth and technology investments, opportunistically repurchase shares and finance seasonal build-up of inventories.
In 2006, we continued our share repurchase program, as an effective method of returning value to shareholders. After using approximately $60.0 million of cash to repurchase common stock as well as funding $66.0 million in capital expenditures, our working capital (defined as current assets less restricted assets and current liabilities) continues to remain strong at $172.8 million at year end 2006, down slightly from year end 2005. We intend to continue our share repurchases, as conditions allow under our current Board authorization to repurchase up to an additional $45.8 million of our common stock. We also plan to continue funding capital expenditures for store expansion, home office expansion, store remodeling and our information technology modernization plan. Although we expect continued improvement in our overall liquidity, we recognize the specialty retail industry can be highly volatile, where fashion missteps can quickly impact the ability to generate operating cash.
The table below summarizes our working capital position and capitalization (in thousands):

	FY 2006	FY 2005	FY 2004
Working capital	$172,758	$185,075	$180,101

Capitalization:
Long-term debt	-	-	-
Shareholders’ equity	375,229	350,783	322,524

Total capitalization	$375,229	$350,783	$322,524

Amounts available under the credit facility	$99,446	$98,802	$78,566
Restricted assets	$1,235	$1,193	$954
Although our working capital has decreased 7%, we continue to operate debt free and remain well above the industry average in our liquidity ratios as shown below:

	Tween Brands, Inc.		Apparel
	February 3, 2007	January 28, 2006	Industry(2)	S&P 500
Current Ratio	2.6	2.9	2.2	1.0
Debt/Equity Ratio	-(1)	-(1)	0.2	1.1

(1)	Tween Brands, Inc. is currently debt free

(2)	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN© money
Our liquidity is further enhanced by our unsecured $100 million credit facility. Our credit facility contains certain financial covenants. As of February 3, 2007 we are, and expect to remain, in compliance with all of our debt covenants. We continually evaluate and strive to optimize our capital structure.

Net Change in Cash and Equivalents
The table below summarizes our net change in cash and equivalents for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 (in thousands):

	Fiscal Year
	2006	2005	2004
Net cash provided by operating activities	$87,431	$95,858	$77,306
Net cash used for investing activities	(16,601)	(58,135)	(59,260)
Net cash used for or provided by financing activities	(44,684)	(41,687)	3,175

Net increase in cash and equivalents	$26,146	$(3,964)	$21,221

Operating Activities
Fiscal 2006
Net cash provided by operating activities in fiscal 2006 amounted to $87.4 million, down $8.5 million from $95.9 million in fiscal 2005. The table below outlines the changes in cash flow from operating activities during the year ended February 3, 2007 (in millions):

FY 2006 vs FY 2005
Changes in:	increase/(decrease)
Net income, net of non-cash expenses	$13.5
Income taxes	1.1
Inventory	(22.1)
Accounts payable and accrued expenses	(1.9)
Tenant allowances received	2.1
Other	(1.2)

Total change in cash flows from operating activities	$(8.5)

The decrease in cash provided by operating activities was primarily driven by higher levels of inventory held at the end of fiscal 2006 as compared to the end of fiscal 2005, partially offset by an 18% increase in net income, net of non-cash expenses.
Inventory levels at year-end 2006 were 39% higher than year-end 2005 levels or 28% per square foot from 2005 year end. However, when inventory is evaluated on a comparable time frame, that is 52 weeks ago, it increased 17% per square foot from 2005. This was composed of a 13% increase at Justice, and an 11% increase at Limited Too. The remainder of the increase was due primarily to a higher amount of inventory from our direct sourcing operation, which we take ownership for a given in-store date three to four weeks earlier than outsourced inventory.
The decrease in accounts payable and accrued expenses as compared to fiscal 2005 was primarily related to lower payables outstanding at year end due to shorter payment terms in fiscal 2006 and increased marketing expense, partially offset by higher accrued payroll expense. Our received tenant allowances grew slightly over 2005 driven by the continued growth of our Justice brand.

Fiscal 2005
Net cash provided by operating activities in fiscal 2005 amounted to $95.9 million, up $18.6 million from $77.3 million in fiscal 2004. The table below outlines the changes in cash flow from operating activities during the year ended January 28, 2006 (in millions):

FY 2005 vs FY 2004
Changes in:	increase/(decrease)
Net income, net of non-cash expenses	$15.2
Income taxes	(14.5)
Inventory	0.6
Accounts payable and accrued expenses	7.0
Tenant allowances received	1.0
Other	9.3

Total change in cash flows from operating activities	$18.6

The increase in cash provided by operating activities in 2005 from 2004 was primarily driven by a 31% rise in net income. The increase in the use of cash for income taxes for fiscal 2005 was due primarily to an income tax receivable settled in 2004 and higher pre-tax income in fiscal 2005. This was partially offset by the increased tax benefit received on increased stock option activity in 2005 versus 2004.
Inventory levels at year-end 2005 increased 6% over year-end 2004 levels. This was due primarily to a 9% increase in average store count resulting from the growth of our Justice brand. Improved buying strategies and the negotiation of favorable vendor payment terms allowed us to use less cash in 2005 compared to 2004 to purchase slightly more inventory. Overall, at year-end 2005, inventory on a per store basis decreased slightly from 2004.
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
Investing Activities
Fiscal 2006
Net cash used for investing activities in fiscal 2006 amounted to $16.6 million, down $41.5 million from $58.1 million used in fiscal 2005. The table below outlines the changes in cash used for investing activities during the year ended February 3, 2007 (in millions):

FY 2006 vs FY 2005
Changes in:	increase/(decrease)
Investments	$(62.3)
Capital expenditures	15.2
Change in restricted assets	(0.2)
Funding of nonqualified benefit plans	4.8
Other	1.0

Total change in cash used for investing activities	$(41.5)

Proceeds from the sale or maturation of marketable securities were $55.3 million, on a net basis, in fiscal 2006 versus a use of $7.0 million, on a net basis, for the purchase of marketable securities in fiscal 2005. In 2006, we used proceeds from the sale and maturation of marketable securities primarily to repurchase common shares. Capital expenditures increased 30% due to increased store construction related to our Justice brand, the purchase of a 44-acre parcel of land adjacent to our current corporate offices and technology-related capital spending. Non-qualified benefit plan funding was the primary driver for the remaining use of investing cash. We expect future funding levels of our nonqualified benefit plans to be slightly less than 2006, but will be above the amounts in 2005 and 2004.

Fiscal 2005
Net cash used for investing activities in fiscal 2005 amounted to $58.1 million, a decrease of $1.2 million from $59.3 million used in fiscal 2004. The table below outlines the changes in cash used for investing activities during the year ended January 28, 2006 (in millions):

FY 2005 vs FY 2004
Changes in:	increase/(decrease)
Investments	$(47.5)
Capital expenditures	27.0
Change in restricted assets	20.1
Other	(0.8)

Total change in cash used for investing activities	$(1.2)

We used $7.0 million, on a net basis, in fiscal 2005 to acquire marketable securities versus using $54.5 million, on a net basis, in fiscal 2004. Capital expenditures increased due to increased store construction related to our Justice brand, the purchase of office space in Hong Kong for our international sourcing operations, and technology related capital spending. Additionally, due to amendments made to our credit facility during October 2004, our restricted asset requirement regarding certain letters of credit was eliminated, enabling us to release previously restricted asset balances.
Financing Activities
Fiscal 2006
Net cash used for financing activities in fiscal 2006 amounted to $44.7 million, an increase of $3.0 million from $41.7 million used in fiscal 2005. The table below outlines the changes in cash used for investing activities during the year ended February 3, 2007 (in millions):

FY 2006 vs FY 2005
Changes in:	increase/(decrease)
Purchases of treasury stock	$3.8
Tax benefit from stock option exercises	(2.3)
Change in cash overdraft position	(5.0)
Stock options and other equity changes	6.5

Total change in cash flows from financing activities	$3.0

The increase in the use of cash was primarily related to the repurchase of 1.7 million shares of common stock for an aggregate cost of $60.0 million, and a decrease in the proceeds from stock option activity for the year. These increases in cash use were partially offset by the change in our cash overdraft position.
Fiscal 2005
Net cash used for financing activities in fiscal 2005 amounted to $41.7 million, an increase of $44.9 million from the $3.2 million provided in fiscal 2004. The table below outlines the changes in cash used for investing activities during the year ended January 28, 2006 (in millions):

FY 2005 vs FY 2004
Changes in:	increase/(decrease)
Purchases of treasury stock	$52.8
Tax benefit from stock option exercises	-
Change in cash overdraft position	1.6
Stock options and other equity changes	(9.5)

Total change in cash flows from financing activities	$44.9

The increase in cash use was primarily related to the repurchase of 2.6 million shares of common stock for an aggregate cost of $56.2 million. Partially offsetting this use of cash were the increased proceeds from stock option activity.
Future Capital Expenditures
We anticipate spending between $100 million and $110 million in fiscal 2007 for capital expenditures. This will be primarily for new stores, remodeling or expansion of existing stores, continuing our information technology initiative and the addition of a new headquarters for our Justice division. We intend to add 500,000 to 540,000 square feet to our store base in 2007, primarily through the growth of Justice, representing a 17% to 19% increase over year-end 2006.
We estimate the average cost for leasehold improvements, furniture and fixtures for Limited Too stores to be opened in 2007 will be between $450,000 and $475,000 per store, before any tenant allowances we may receive. Average pre-opening costs per store, which are expensed as incurred, are expected to be approximately $30,000, while inventory purchases are expected to average approximately $110,000 per store. We anticipate remodeling between 40 and 50 Limited Too stores in fiscal 2007, the cost of which is comparable to that of opening a new store.
We plan to open approximately 100 new Justice stores in fiscal 2007, and anticipate the cost for leasehold improvements, furniture and fixtures for each of these stores to be between $300,000 and $330,000, before any tenant allowances we may receive. Pre-opening costs for Justice are similar to those of Limited Too. However, inventory purchases for Justice are expected to be slightly lower than those for Limited Too, averaging approximately $80,000 per store.
We continue to execute an extensive multi-year information technology modernization program to ensure our information technology infrastructure can fully support our expected growth. In 2006 we created a data warehouse that gives key decision makers more timely information to both monitor the business and make sound business decisions. We also updated our core planning and allocation capabilities with a new suite of fully integrated financial planning, assortment planning, forecasting and open-to-buy tools. In 2007, we intend to implement a new enterprise resource planning suite to replace the current financial, merchandising and real estate planning suites. Total costs for this phase of our multi-year information technology initiative are anticipated to range between $26.0 and $31.0 million and should be completed by 2010. These costs and the related project timing are estimates, and therefore are subject to variation.
We expect cash and short-term investments on hand and cash generated from operating activities will fund substantially all currently anticipated capital expenditures for the next twelve months and the foreseeable future.
Transitional Services and Separation Agreements
In connection with the August 1999 spin-off, we entered into several Transitional Services and Separation Agreements (the “Transitional Services Agreements”) with Limited Brands regarding certain aspects of our ongoing relationship. We believe that the terms of these agreements are similar to terms achievable through arm’s length negotiations with third parties.
Trademark and Service Mark Licensing Agreement
At the time of the spin-off, we entered into an exclusive trademark and service mark licensing agreement (the “Trademark Agreement”) with Limited Brands that allows us to operate under the “Limited Too” brand name. The Trademark Agreement had an initial term of five years after the spin-off, renewable annually at our option. All licenses granted under the Trademark Agreement will be granted free of charge. In return, we are required to provide Limited Brands with the right to inspect our stores and distribution facilities and an ability to review and approve our advertising. Under the Trademark Agreement, we are only able to use the brand name “Limited Too” in connection with any business in which we sell to our current target customer group or to infants and toddlers. In addition, we may not use the “Limited Too” brand name or its derivative on merchandise that competes with merchandise currently offered by Limited Brands or its subsidiaries, unless it is for our current target customer group. Limited Brands has the right to terminate the Trademark Agreement under certain limited conditions.
Store Leases Agreement
At February 3, 2007, 30 of our stores were adjacent to Limited Brands’ stores. In addition, many of these aforementioned stores are part of 45 stores that are subject to sublease agreements (the “Store Leases Agreement”) with Limited Brands or a former affiliate of Limited Brands for stores where we occupy space that Limited Brands or a former affiliate of Limited Brands leases from third-party landlords (the “Direct Limited Leases”). Under the terms of the Store Leases Agreement, we are responsible for our proportionate share, based on the size of our selling space, of all costs (principally rent, excess rent, if applicable, maintenance and utilities).
All termination rights and other remedies under the Direct Limited Leases remain with Limited Brands. If Limited Brands decides to terminate any of the Direct Limited Leases early, Limited Brands must first offer to assign such lease to us. If, as a result of such early termination by Limited Brands, we are forced to remodel our store or relocate within the mall, Limited Brands will compensate us with a combination of cash payments and loans. Although a loan option is available under the Store Leases Agreement, we have not used this option for the financing of expenses associated with early terminations. Since the end of 2001, Limited Brands has compensated us $330,000 relating to early terminations for 4 stores.
The table below outlines the general guidelines for the compensation and loan structure with Limited Brands.

	Minimum	Optional
	Cash	Loan
Remaining Lease Term	Payment	Amount
Less than one year	$-	$100,000
One to two years	50,000	100,000
Three to four years	100,000	100,000
Greater than four years	100,000	150,000
Of the Direct Limited Leases, 7 are scheduled to expire during 2009 or later. We may not assign or sublet our interest in those premises, except to an affiliate, without Limited Brands consent. If Limited Brands intends to sublet or assign its portion of the leased premises under any of the Direct Limited Leases to any non-affiliate, it will be required to give us 60 days notice, and we will be allowed to terminate our interest on that basis.
Of the Direct Limited Leases, 35 are guaranteed by Limited Brands. Pursuant to the Store Leases Agreement, we are required to make additional payments to Limited Brands as consideration for the guarantees that Limited Brands provides under such leases along with amounts for adjacent stores based on those locations achieving certain performance targets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, such as variable interests in unconsolidated entities, as of February 3, 2007.

Contractual Obligations and Commercial Commitments
We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments may have an impact on future liquidity and the availability of capital resources. The following tables reflect these obligations and commitments as of February 3, 2007 (in thousands):
Contractual Obligations:

	Payments Due by Fiscal Period
	Total	2007	2008 & 2009	2010 & 2011	2012 & beyond
Operating lease obligations (1)	$488,013	$73,567	$134,822	$109,965	$169,659
Purchase obligations (2)	100,358	100,358	-	-	-

Total	$588,371	$173,925	$134,822	$109,965	$169,659

(1)	Primarily consists of future minimum lease payments under our store operating leases.

(2)	Represents outstanding purchase orders for merchandise and store construction.
Commercial Commitments:

	Commitments by Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 Years
Outstanding letters of credit (1)	$554	$554	$-	$-	$-
Standby letters of credit	-	-	-	-	-

Total	$554	$554	$-	$-	$-

(1)	Consists of outstanding letter of credit commitments for the purchase of merchandise.
Credit Facility
In 2005, we entered into a new unsecured credit facility providing us with a $100 million revolving line of credit, which can be increased up to $150 million at our option under certain circumstances. Refer to Note 7 to our consolidated financial statements for further detail.
Impact of Inflation
Our results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have been minor.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and related notes. On an on-going basis, we evaluate our estimates and judgments, including those related to inventories, long-lived assets and sales returns. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from our estimates. We believe the following estimates and assumptions are most significant to reporting our results of operations and financial position.
Revenue Recognition
Store sales, net of sales tax, are recorded when the customer takes possession of merchandise. Sales discounts associated with our “Too Bucks,” “Bonus Card” and “Fun Card” programs are recognized upon redemption in conjunction with a qualifying purchase. Direct sales, through our catazines and website, are recorded upon shipment of merchandise to the customer, which approximates the amount of revenue that would be recognized if sales were recorded upon receipt by the customer. A reserve is provided for projected merchandise returns based on prior experience.

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
Tenant Allowances
Tenant allowances received from landlords, typically in the form of one time cash payments or reduced rent charges for a specific length of time, are treated as lease incentives and are amortized as a reduction of rent expense over the life of the initial lease term, including the build-out period, and any renewal periods that are reasonably assured. The unearned portion of tenant allowances from landlords is recorded in the consolidated balance sheets.
Cash Equivalents
Short-term investments with original maturities of three months or less are generally classified as cash equivalents. We also consider credit card receivables to be cash equivalents due to our policy of liquidating those balances daily, so that ordinarily we do not have more than 4 days of outstanding collections. We maintain cash deposits in banks that, from time to time, exceed the amount of deposit insurance available. We periodically assess the financial condition of the institutions and believe any potential loss is minimal. Outstanding checks classified in accounts payable and in accrued expenses in the consolidated balance sheets totaled $16.5 million and $12.6 million as of February 3, 2007 and January 28, 2006, respectively.
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
Inventories
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are taken as a reduction of the retail value and cost of inventories. We record a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected. At the end of each selling season, we reduce the cost of our inventory to the estimated value of the inventory when it is ultimately removed from the stores, less the expected proceeds from the sale of the inventory to sell-off vendors.
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

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis, using service lives for store assets ranging principally from the shorter of the lease term or 10 years for leasehold improvements and 3 to 10 years for other property and equipment. Depreciation for fixed assets at our home office and distribution center are calculated using service lives of 40 years for buildings, 7 to 10 years for furniture and fixtures and 5 to 7 years for computers and other office equipment. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized. Assets are reviewed on an annual basis for impairment, and based on our judgment, are written down to the estimated fair value based on anticipated future cash flows.
In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with internally developed or modified software and amortize these costs using the straight-line method over the estimated useful life, usually 3 to 7 years. These costs include, but are not limited to, employee payroll costs for time devoted to developing the projects as well as external direct costs for materials and services. These costs are expensed until the software project reaches the development stage. Subsequent additions or upgrades to existing software are capitalized only to the extent that they add value and additional performance functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires our judgment in determining when a project has reached the development stage.
Income Taxes
Income taxes are calculated in accordance with SFAS109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to our operations. No valuation allowance has been provided for deferred tax assets because we believe it is reasonably certain that the full amount of the net deferred tax assets will be realized in the future. Provision is made for Federal income taxes, which may be payable on foreign subsidiary earnings to the extent that we anticipate these earnings will be repatriated.
Recently Issued Accounting Standards
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 provides that entities should present such taxes on either a gross or net basis based on their accounting policies. Our accounting policy is to record such taxes on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have any material impact on our financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of uncertain tax positions using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of adopting FIN 48 but do not expect any material impact on our financial position or results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any impact on our on our financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of evaluating the effects of the adoption of SFAS No. 157 and have not yet determined the impact on our financial position or results of operations.
In September 2006, the FASB ratified the EITF position EITF 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance – Determining the amount that could be realized in accordance with FASB Technical Bulletin 85-4.” EITF 06-5 addresses whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. EITF 06-5 also addresses whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006 with earlier application permitted. We have evaluated the effects of the adoption of EITF 06-5 and, as of the date of this filing, have determined it will not have a material impact on our financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effects of the adoption of SFAS No. 159 and have not yet determined the impact on our financial position or results of operations.
Seasonality
Historically, our operations and results have been seasonally skewed, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During fiscal 2006, the third and fourth fiscal quarters accounted for approximately 57% of our sales. As a result of this seasonality, any negative factors affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward–looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “believe,” “expect,” “plan,” “hope,” “risk,” “intend,” “could,” “pro forma,” “potential,” “predict,” “prospects,” “outlook” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2007 and beyond to differ materially from those expressed in the forward-looking statements. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K:
•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	Decline in the demand for our merchandise;

•	The impact of competition and pricing;

•	Effectiveness of our brand awareness and marketing programs;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Currency and exchange risks;

•	Availability of suitable store locations at appropriate terms;

•	Ability to develop new merchandise;

•	Ability to hire and train associates;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	The security of our computer network

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks that may be described in Item 1A or elsewhere in this Form 10-K and other reports and filings we make with the Securities and Exchange Commission.
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. The inclusion of forward-looking statements should not be regarded a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us as the management of Tween Brands, Inc. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
To the extent we borrow under our Credit Facility, we will be exposed to market risk related to changes in interest rates. At February 3, 2007, no borrowings were outstanding under the Credit Facility. Additionally, we purchase investments with original maturities of 90 days or less. We also hold investments with original maturities between 91 days but less than two years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.

Item 8. Financial Statements And Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tween Brands, Inc.
New Albany, Ohio:
We have audited the accompanying consolidated balance sheet of Tween Brands, Inc. and subsidiaries (the “Company”) as of February 3, 2007, and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tween Brands, Inc. and subsidiaries as of February 3, 2007, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, on January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Columbus, Ohio
April 2, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tween Brands, Inc. (formerly, Too, Inc.):
In our opinion, the consolidated balance sheet as of January 28, 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of two years in the period ended January 28, 2006 present fairly, in all material respects, the financial position of Tween Brands, Inc. and its subsidiaries (formerly, Too, Inc.) at January 28, 2006, and the results of their operations and their cash flows for each of the two years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 3, 2006

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year
	2006	2005	2004
Net sales	$883,683	$757,936	$675,834
Costs of goods sold, buying and occupancy costs	549,715	466,639	433,947

Gross income	333,968	291,297	241,887
Store operating, general and administrative expenses	238,278	208,338	177,508

Operating income	95,690	82,959	64,379
Interest income, net	5,138	2,025	1,307

Earnings before income taxes	100,828	84,984	65,686
Provision for income taxes	36,007	30,533	24,097

Net income	$64,821	$54,451	$41,589

Net income per share:

Basic	$1.99	$1.62	$1.21

Diluted	$1.95	$1.60	$1.19

Weighted average common shares:

Basic	32,521	33,603	34,512

Diluted	33,198	33,960	34,955

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	February 3,	January 28,
	2007	2006
ASSETS

Current assets:
Cash and equivalents	$48,394	$22,248
Investments	99,164	163,451
Restricted assets	1,235	1,193
Accounts receivable, net	13,878	8,040
Inventories, net	91,742	66,033
Store supplies	14,806	12,216
Prepaid expenses and other current assets	15,236	11,932

Total current assets	284,455	285,113

Property and equipment, net	235,516	201,983
Long-term investments	17,054	8,464
Deferred income taxes	8,166	10,208
Assets held in trust and other	24,486	17,962

Total assets	$569,677	$523,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,150	$30,223
Accrued expenses	38,849	38,713
Deferred revenue	13,584	11,859
Income taxes payable	20,879	18,050

Total current liabilities	110,462	98,845

Deferred tenant allowances from landlords	53,687	45,817
Supplemental retirement and deferred compensation liability	20,362	16,907
Accrued straight-line rent and other	13,840	11,378

Commitments and contingencies

SHAREHOLDERS’ EQUITY

Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 36.6 million and 36.1 million shares issued, 32.1 million and 33.3 million shares outstanding at February 3, 2007 and January 28, 2006, respectively	366	361
Treasury stock, at cost, 4.5 million and 2.7 million shares at February 3, 2007 and January 28, 2006, respectively	(120,554)	(60,595)
Paid in capital	173,394	157,718
Retained earnings	318,120	253,299

Total shareholders’ equity	371,326	350,783

Total liabilities and shareholders’ equity	$569,677	$523,730

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

							Total
	Common Stock		Treasury Stock		Paid in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
January 31, 2004	34,362	$344	30	$(998)	$119,960	$157,259	$276,565

Net income						41,589	41,589
Issuance of common stock under stock option plans and accrued restricted stock expense	475	5			6,664		6,669
Purchases of treasury stock	(136)		136	(3,393)			(3,393)
Other					1,094		1,094

January 29, 2005	34,701	$349	166	$(4,391)	$127,718	$198,848	$322,524

Net income						54,451	54,451
Issuance of common stock under stock option plans and accrued restricted stock expense	1,198	12			22,093		22,105
Purchases of treasury stock	(2,555)		2,555	(56,204)			(56,204)
Other					7,907		7,907

January 28, 2006	33,344	$361	2,721	$(60,595)	$157,718	$253,299	$350,783

Net income						64,821	64,821
Issuance of common stock under stock option plans and stock based compensation expense	515	5			17,143		17,148
Purchases of treasury stock	(1,743)		1,743	(59,959)			(59,959)
Other					(1,467)		(1,467)

February 3, 2007	32,116	$366	4,464	$(120,554)	$173,394	$318,120	$371,326

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2006	2005	2004
Cash flows from operating activities:

Net income	$64,821	$54,451	$41,589

Impact of other operating activities on cash flows:

Depreciation and amortization expense	31,229	27,558	24,820
Amortization of tenant allowances	(8,548)	(7,959)	(7,245)
Loss on disposal of fixed assets	1,344	1,344	994
Deferred income taxes	(2,471)	(2,231)	3,041
Tax benefit from stock option exercices	(2,283)	-	-
Stock-based compensation expense	8,252	4,993	1,262

Changes in assets and liabilities:
Inventories	(25,709)	(3,592)	(4,142)
Accounts payable and accrued expenses	4,725	6,615	(413)
Income taxes payable	5,644	1,689	7,112
Income taxes receivable	-	368	4,192
Other assets	(6,853)	169	(2,274)
Tenant allowances received	11,383	9,247	8,274
Other long-term liabilities	5,897	3,206	96

Net cash provided by operating activities	$87,431	$95,858	$77,306

Investing activities:
Capital expenditures	(66,012)	(50,807)	(23,823)
Funding of nonqualified benefit plans	(5,838)	(1,000)	(818)
Purchase of investments	(395,888)	(522,258)	(492,891)
Sale of investments	451,154	515,253	438,380
Proceeds from sale of fixed assets	26	916	-
Change in restricted assets	(43)	(239)	19,892

Net cash (used for) investing activities	$(16,601)	$(58,135)	$(59,260)

Financing activities:
Purchases of treasury stock	(59,959)	(56,204)	(3,393)
Excess tax benefit from stock option exercises	2,283	-	-
Change in cash overdraft	3,943	(1,088)	437
Stock options and other equity changes	9,049	15,605	6,131

Net cash (used for) provided by financing activities	(44,684)	(41,687)	3,175

Net increase (decrease) in cash and equivalents	26,146	(3,964)	21,221

Cash and equivalents, beginning of year	22,248	26,212	4,991

Cash and equivalents, end of year	$48,394	$22,248	$26,212

Supplemental disclosures of cash flow information
Cash paid for income taxes	$33,022	$30,756	$14,700
Cash paid for interest	$214	$634	$900
Supplemental disclosures of non-cash items:
Fixed asset additions in accounts payable	$120	$545	$-
Issuance of restricted stock	$2,788	$638	$538
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary Of Significant Accounting Policies
Nature of Business
Tween Brands, Inc. (referred to herein as “Tween Brands”, the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing businesses, Limited Too and Justice. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company. Limited Too sells apparel, footwear, lifestyle and girlcare products for fashion-aware, trend-setting young girls ages 7 to 14 years. Justice, launched in January 2004, sells apparel, footwear, and lifestyle accessories for girls ages 7 to 14 years.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2006, 2005 and 2004 represent the 53-week period ended February 3, 2007 and 52-week periods ended January 28, 2006 and January 29, 2005, respectively.
Use of Estimates in the Preparation of the Consolidated Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because actual results may differ from those estimates, we revise our estimates and assumptions as new information becomes available.
Cash Equivalents
Short-term investments with original maturities of three months or less are generally classified as cash equivalents. We also consider credit card receivables to be cash equivalents due to our policy of liquidating those balances daily, so that ordinarily we do not have more than 4 days of outstanding collections. We maintain cash deposits in banks that, from time to time exceed the amount of deposit insurance available. We periodically assess the financial condition of the institutions and believe any potential loss is minimal. Outstanding checks classified in accounts payable and in accrued expenses on the consolidated balance sheets totaled $16.5 million and $12.6 million as of February 3, 2007 and January 28, 2006, respectively.

Investments
Current investments on our consolidated balance sheets include the current portion of securities classified as held-to-maturity and available-for-sale securities. Investments in variable rate municipal demand notes, auction rate municipal bonds and preferred shares of tax-exempt closed-end mutual funds are classified as available-for-sale and reported at fair market value, which approximates cost. We classify these securities as available-for-sale as their intended use is to support current operations. Certain securities with long-term contractual maturities are classified as held-to-maturity and accounted for at amortized cost with any premium or discount amortized over the holding period. We have classified these securities as held-to-maturity based on our intent and ability to hold them to maturity as determined at the time of purchase. We do not enter into financial instruments for trading purposes.
Restricted Assets
Restricted assets represent investments held in an insurance trust for the benefit of our casualty insurance carrier.
Accounts Receivable
Accounts receivable consist primarily of tenant allowances from landlords, licensing fees from our international partner and miscellaneous trade vendor receivables and are continuously reviewed for their collectability. The allowance for doubtful accounts totaled $0.6 million and $0.4 million at February 3, 2007 and January 28, 2006, respectively.
Inventories
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail value and cost of inventories. We record a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected. At the end of each selling season, we reduce the cost of our inventory to the estimated value of the inventory when it is ultimately removed from the stores, less the expected proceeds from the sale of the inventory to sell-off vendors.
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
Store Supplies
The initial inventory of supplies for new stores including, but not limited to, hangers, signage, security tags, packaging and point-of-sale supplies is capitalized at the store opening date. In lieu of amortizing the initial balance, subsequent shipments are expensed, except for new merchandise presentation items, such as signage, which are capitalized. Store supply balances are periodically reviewed and adjusted as appropriate for changes in supply levels and costs.
Catazine and Advertising Costs
Catazine costs for Limited Too, principally production and mailing costs, are expensed as costs of goods sold, buying and occupancy expense when the catazine is mailed. These same costs for Justice are included in store operating, general and administrative expenses as they are viewed as promotional materials to drive in-store business since customers cannot place internet or direct mail orders for Justice merchandise. All other advertising costs, including costs associated with in-store photographs and television and direct mail campaigns, are expensed at the time the promotion first appears in media or in the store as a component of store operating, general and administrative expenses. Catazine and other advertising costs amounted to $23.9 million, $21.4 million and $19.3 million for fiscal years 2006, 2005 and 2004, respectively.
Advertising Barter Transactions
We account for barter transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” EITF Issue No. 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity’s own historical practice of receiving cash for similar advertising. During fiscal years 2006, 2005 and 2004, we recorded no barter transactions.
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
In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with internally developed or modified software and amortize these costs using the straight-line method over the estimated useful life, usually 3 to 7 years. These costs include, but are not limited to, employee payroll costs for time devoted to developing the projects as well as external direct costs for materials and services. These costs are expensed until the software project reaches the development stage. Subsequent additions or upgrades to existing software are capitalized only to the extent that they add value and additional performance functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires our judgment in determining when a project has reached the development stage.
Long-lived assets are reviewed on an annual basis for impairment and, based on our judgment, would be considered impaired if their carrying value is less than anticipated future cash flows. Store assets are reviewed using factors including, but not limited to, our plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows.
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
Revenue Recognition
Store sales, net of sales tax, are recorded when the customer takes possession of merchandise. Sales discounts associated with our “Too Bucks,” “Bonus Card” and “Fun Card” programs are recognized upon redemption in conjunction with a qualifying purchase. We classify associate discounts as a reduction of revenue. Direct sales, through our catazine and website, are recorded upon shipment of merchandise to the customer, which approximates the amount of revenue that would be recognized if sales were recorded upon receipt by the customer. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue. Related shipping and handling costs are considered to be the direct shipping charges associated with direct sales and are reflected in cost of goods sold, buying and occupancy costs. Our international brand licensing fees are also included in revenues.
Revenue from gift cards, gift certificates and store merchandise credits is deferred and recognized at the time of redemption. The cards, certificates and credits (collectively the “gift cards”) have no expiration date. Gift card breakage is based upon actual redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. This income is recorded as a reduction in store operating, general and administrative expenses in the consolidated statement of operations. Income related to gift card breakage amounted to $2.4 million, $1.1 million and $1.0 million for fiscal years 2006, 2005 and 2004, respectively. Of the $2.4 million recognized in fiscal 2006, $0.6 million was related to the release of gift card liability balances greater than 24 months old.
A reserve is carried for projected merchandise returns based on prior experience. We accrue for estimated merchandise returns by customers based on historical sales return results. Actual return rates have historically been within our expectations of the reserves established. However, in the event the actual rate of sales returns by customers increased significantly, our operational results could be adversely affected.
Certain sales of advertising space in our catazine are included in revenue and are recognized when the catazine is mailed. We sell the space to companies wishing to promote tween-right brands and movies. We evaluate these advertising transactions under EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” In accordance with EITF Issue No. 02-16 we generally recognize the cash payments as revenue for all agreements entered into or modified after December 31, 2002 to the extent the payments do not exceed the fair market value of the catazine advertising space provided. Cash payments associated with agreements entered into prior to December 31, 2002 are accounted for as a reduction of cost of goods sold, buying and occupancy costs. Our last pre-December 31, 2002 agreement was modified in late 2005.
Costs of Goods Sold, Buying and Occupancy Costs
The following is a list of the major components of costs of goods sold, buying and occupancy costs in our consolidated statements of operations:
•	Cost of merchandise

•	Inventory shrink

•	Freight (includes outbound freight from the distribution center to our stores, as well as store-to-store transfers)

•	Payroll and related costs associated with merchandise design and procurement, real estate and store planning

•	Store rents and other real estate costs (including store pre-opening rents expensed as incurred)

•	Store asset depreciation

•	Amortization of tenant allowances

•	Limited Too catazine production and mailing costs
Operating Leases
Rent expense for our operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the build-out period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded in accrued straight-line rent and other and amounted to $13.8 million and $11.4 million at February 3, 2007 and January 28, 2006, respectively.
Tenant allowances received from landlords, typically in the form of one time cash payments or reduced rent charges for a specific length of time, are treated as lease incentives and are amortized as a reduction of rent expense over the life of the initial lease term, including the build-out period, and any renewal periods that are reasonably assured. The balance is recorded as deferred tenant allowances from landlords and amounted to $53.7 million and $45.8 million at February 3, 2007 and January 28, 2006, respectively.
Self-Insurance
We are self-insured for certain losses related to workers’ compensation, medical and dental expenses. However, we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.
Store Operating, General and Administrative Expenses
The following is a list of the major components of store operating, general and administrative expenses in our consolidated statements of operations:
•	Store payroll and expenses

•	Home office payroll and expenses (not related to design and merchandise procurement)

•	Marketing, including television advertising and Justice catazine production costs

•	Distribution center costs, including receiving and warehouse costs
Distribution center costs amounted to $8.0 million, $7.5 million and $7.6 million for fiscal years 2006, 2005 and 2004, respectively.
Stock-Based Compensation
In 1999, we adopted the Too, Inc. 1999 Stock Option and Performance Incentive Plan and the Too, Inc. 1999 Stock Plan for Non-Associate Directors. In 2005, our shareholders approved the adoption of the Too, Inc. 2005 Stock Option and Performance Incentive Plan and the Too, Inc. 2005 Stock Plan for Non-Associate Directors (collectively, the “Plans”).
Under these Plans, as amended, up to 7.5 million shares are reserved and may be granted to our employees and certain nonemployees. The Plans allow for the grant of incentive stock options, non-qualified stock options and restricted stock to officers, directors and selected associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. We currently issue new shares to satisfy option exercises.
In fiscal 2006, 201,000 restricted shares were granted with a total market value of $6.5 million. Of the shares granted, 97,000 are subject to a performance requirement that has not yet been met. The remaining 104,000 are subject to a performance requirement already met. Of the 104,000 remaining shares, 99,000 shares will vest ratably over a four-year vesting period. The remaining 5,000 shares will be distributed at the end of a two-year cliff vesting period. Of the original shares granted in fiscal 2006, approximately 15,000 have been cancelled as of February 3, 2007. Approximately one-third of the 15,000 cancelled shares relate to the departure of our former Chief Operating Officer.
In fiscal 2005, 376,000 restricted shares were granted with a total market value of $10.6 million. Of the shares granted, 92,000 are subject to a performance requirement that has not been met. The remaining 284,000 shares are subject to a performance requirement already met. Of these 284,000 shares, 250,000 shares represent a retention restricted stock grant for our Chief Executive Officer. The shares will vest 10% on each of the first three anniversaries of the date of grant, 15% on the fourth anniversary, 25% on the fifth anniversary and 30% on the sixth anniversary. The remaining 34,000 will vest ratably over four years. Of the original shares granted in fiscal 2005, approximately 20,000 have been cancelled as of February 3, 2007.
In fiscal 2004, 87,000 restricted shares were granted with a total market value at the grant date of $1.4 million. The performance criteria for all 87,000 shares have been satisfied and the shares will be distributed ratably over a four-

year vesting period. Of the shares granted in fiscal 2004, approximately 21,000 have been cancelled as of February 3, 2007.
Compensation expense related to restricted shares amounted to $4.9 million, $5.0 million and $1.3 million for fiscal years 2006, 2005 and 2004, respectively.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to recognize the cost of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We adopted SFAS No.123(R) effective January 29, 2006 using the modified prospective method and, as such, results for prior periods have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards previously included in pro forma disclosures in prior periods. Prior to January 29, 2006, the fair value of restricted stock awards was expensed over the vesting period, and compensation expense for stock options was recognized over the vesting period only to the extent that the grant date market price of the stock exceeded the exercise price of the options.
For the fifty-three weeks ended February 3, 2007, our results of operations include $8.3 million ($5.6 million net of tax) of stock-based compensation expense which had a $0.17 impact on both basic and diluted earnings per share. Of this amount, $3.3 million ($2.5 million net of tax) is attributable to our adoption of SFAS No. 123(R). This incremental expense from the adoption of SFAS No. 123(R) had a $0.08 impact on both basic and diluted earnings per share. The additional stock-based compensation expense not related to the adoption of SFAS No. 123(R) was associated with the vesting of restricted stock awards.
Prior to the adoption of SFAS No. 123(R), we presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $2.3 million, which were classified as financing cash inflows at February 3, 2007, would have been classified as operating cash inflows prior to the adoption of SFAS No. 123(R).
A summary of changes in our outstanding stock options for fiscal 2006, 2005 and 2004 is presented below:

	Fiscal Year
	2006		2005		2004
		Weighted		Weighted		Weighted
	Number of	Average Option	Number of	Average Option	Number of	Average Option
	Shares	Price/Share	Shares	Price/Share	Shares	Price/Share
Outstanding, beginning of year	1,711,663	$23.02	2,767,422	$18.25	3,253,177	$18.00

Granted	373,807	$32.17	223,622	$27.32	373,970	$16.68
Exercised	(413,272)	$21.53	(1,170,445)	$12.66	(454,602)	$13.49
Cancelled	(51,349)	$23.97	(108,936)	$21.96	(405,123)	$22.34

Outstanding, end of year	1,620,849	$25.57	1,711,663	$23.02	2,767,422	$18.25

Options exercisable, end of year	901,089	$24.78	995,178	$24.33	1,724,630	$17.66

The following table summarizes exercise price information about outstanding stock options at February 3, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$5 - $10	-	0.0	$-	-	$-
$10 - $15	5,235	2.6	$12.40	5,235	$12.40
$15 - $20	393,480	6.1	$16.36	170,923	$16.23
$20 - $25	37,750	5.5	$22.98	29,750	$23.01
$25 - $35	1,096,884	6.3	$27.94	670,181	$26.72
$35 - $45	87,500	9.0	$39.27	25,000	$36.06

	1,620,849	6.4	$25.57	901,089	$24.78

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation prior to January 29, 2006 (in thousands, except per share amounts):

	Fiscal Year
	2005	2004
Net income, as reported	$54,451	$41,589
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	3,071	788
Stock-based compensation expense determined under fair value based method, net of tax	(5,542)	(3,695)

Pro forma net income	$51,980	$38,682

Earnings per share:
Basic - as reported	$1.62	$1.21

Basic - pro forma	$1.55	$1.12

Diluted - as reported	$1.60	$1.19

Diluted - pro forma	$1.53	$1.11

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Fiscal Year
	2006	2005	2004
Expected life (in years)	5.3	5.3	5.0
Forfeiture rate	15%	13%	20%
Dividend rate	0%	0%	0%
Price volatility	47%	48%	50%
Risk-free interest rate	4.4%	4.0%	3.5%
The weighted average fair value of options granted was $15.39, $12.86 and $7.89 for fiscal 2006, 2005 and 2004, respectively.

The following table is a summary of the balances and activity for the outstanding stock options for the fifty-three weeks ended February 3, 2007:

		Weighted	Weighted Average	Aggregate Intrinsic
		Average	Remaining Contractual	Value
	Number of Shares	Exercise Price	Term (in years)	(in thousands)
Fifty-Three weeks ended February 3, 2007:

Outstanding, January 28, 2006	1,711,663	$23.02
Granted	373,807	32.17
Exercised	(413,272)	21.53
Cancelled	(51,349)	23.97

Outstanding, February 3, 2007	1,620,849	$25.57	6.4	$15,058

Vested or expected to vest, February 3, 2007	901,089	$24.78	4.8	$9,083

Exercisable, February 3, 2007	901,089	$24.78	4.8	$9,083

The aggregate intrinsic values in the tables above are based on our closing stock price of $34.86 as of the last trading day of the year ended February 3, 2007. The total intrinsic value for stock options exercised during fiscal 2006, 2005 and 2004 was $7.1 million, $19.3 million, and $3.6 million, respectively. Total proceeds received from the exercise of stock options during fiscal 2006, 2005 and 2004 were $8.9 million, $14.8 million and $6.1 million, respectively.
The following table is a summary of the balance and activity for the Plans related to restricted stock granted as compensation to employees for the fifty-three weeks ended February 3, 2007:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Fifty-Three weeks ended February 3, 2007:
Outstanding, January 29, 2006	512,945	$25.52
Granted	201,285	32.46
Vested	(102,566)	22.53
Cancelled	(23,506)	28.81

Outstanding, February 3, 2007	588,158	$28.28

As of February 3, 2007, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock was approximately $13.5 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.
Earnings Per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method in accordance with SFAS 128, “Earnings per Share”.
The following table shows the amounts used in the computation of basic and diluted earnings per share (in thousands):

	Fiscal Year
	2006	2005	2004
Net income as reported	$64,821	$54,451	$41,589

Weighted average common shares - basic	32,521	33,603	34,512
Dilutive effect of stock options and restricted stock	677	357	443

Weighted average common shares - diluted	33,198	33,960	34,955

Due to the options’ strike prices exceeding the average market price of the common shares for the reporting periods, options to purchase 15,000, 587,400 and 1,056,800 common shares were not included in the computation of weighted average common shares – diluted for fiscal years 2006, 2005 and 2004, respectively.
Recently Issued Accounting Standards
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 provides that entities should present such taxes on either a gross or net basis based on their accounting policies. Our accounting policy is to record such taxes on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have any material impact on our financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of uncertain tax positions using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of adopting FIN 48 but do not expect any material impact on our financial position or results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any impact on our on our financial position or results of operations.
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
In September 2006, the FASB ratified the EITF position EITF 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance – Determining the amount that could be realized in accordance with FASB Technical Bulletin 85-4.” EITF 06-5 addresses whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. EITF 06-5 also addresses whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006 with earlier application permitted. We have evaluated the effects of the adoption of EITF 06-5 and, as of the date of this filing, have determined it will not have a material impact on our financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effects of the adoption of SFAS No. 159 and have not yet determined the impact on our financial position or results of operations.
2. Investments
At February 3, 2007, we held investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at February 3, 2007 were municipal debt securities issued by states of the United States or political subdivisions of the states. The table below details the investments classified as held-to-maturity owned by us at February 3, 2007 and January 28, 2006, respectively (in thousands):

	February 3, 2007		January 28, 2006
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$14,308	$16,982	$21,752	$8,413
Gross unrecognized holding gains	-	-	-	-
Gross unrecognized holding losses	32	72	55	51

Net carrying amount	$14,340	$17,054	$21,807	$8,464

During fiscal 2006, $30.2 million of cash was used to purchase held-to-maturity securities while $28.7 million of cash was generated by the maturation of held-to-maturity securities.
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
The table below details the marketable securities classified as available-for-sale owned by us at February 3, 2007 and January 28, 2006, respectively (in thousands):

	February 3, 2007	January 28, 2006
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$84,824	$141,644
Net gains in accumulated other comprehensive income	-	-
Net losses in accumulated other comprehensive income	-	-

Net carrying amount	$84,824	$141,644

During fiscal 2006, $365.7 million of cash was used to purchase available-for-sale securities while $422.5 million of cash was generated by the sale of available-for-sale securities.

3. Property And Equipment
Property and equipment, at cost, consisted of (in thousands):

	February 3,	January 28,
	2007	2006
Land	$14,963	$8,181
Buildings	43,836	43,836
Furniture, fixtures and equipment	210,522	191,085
Leaseholds improvements	134,238	117,061
Construction-in-progress	10,680	7,932

Total	414,239	368,095
Less: accumulated depreciation	(178,723)	(166,112)

Property and equipment, net	$235,516	$201,983

4. Leased Facilities And Commitments
We operate stores under lease agreements expiring on various dates through January 2019. The initial terms of leases are generally ten years. Annual store rent is generally composed of a fixed minimum amount, plus, in certain cases, a contingent rent based on a percentage of sales over a given period exceeding a stipulated amount. We do not include an estimate of contingent rental payments in calculating our deferred rent liability as those payments are based on factors directly related to the future use of the leased property and cannot be determined at the execution of the lease. However, in cases where it is probable we will exceed the sales threshold for a given period we will estimate and accrue contingent rent expense prior to the achievement of the specified sales levels. Many of the leases provide for future rent escalations and renewal options. Most leases require that we pay taxes, common area costs and certain other expenses.
At February 3, 2007, we operated 45 stores under sublease agreements with Limited Brands or former affiliates of Limited Brands. These sublease agreements require that we pay a proportionate share, based on selling space, of all costs, principally rent, maintenance, taxes and utilities. Pursuant to the sublease agreements, we may be required to pay contingent rent if a store’s sales exceed a stipulated amount. Limited Brands also provides guarantees on 35 store leases and assesses a fee based on a store’s sales exceeding defined levels.
In addition, we lease certain office and technology equipment under operating lease agreements that expire at various dates through 2009.
A summary of rent expense for fiscal 2006, 2005 and 2004 follows (in thousands):

	Fiscal Year
	2006	2005	2004
Fixed minimum	$71,754	$63,726	$57,390
Contingent	3,312	2,357	2,411
Amortization of tenant allowances	(8,548)	(7,959)	(7,245)

Total store rent	66,518	58,124	52,556
Equipment and other	2,345	2,595	2,380

Total rent expense	$68,863	$60,719	$54,936

A summary of rent commitments under non-cancelable operating leases as of February 3, 2007 follows (in thousands):

2007	$73,567
2008	$69,161
2009	$65,661
2010	$58,439
2011	$51,526
Thereafter	$169,659
5. Accrued Expenses
Accrued expenses consisted of (in thousands):

	February 3,	January 28,
	2007	2006
Compensation, payroll taxes and benefits	$12,617	$12,052
Rent and store expenses	14,439	13,588
Taxes, other than income and payroll	6,375	6,400
Other	5,418	6,673

Total	$38,849	$38,713

6. Deferred Revenue
Deferred revenue consisted of (in thousands):

	February 3,	January 28,
	2007	2006
Unearned revenue from sale of gift cards and gift certificates	$11,727	$10,881
Unearned catazine advertising revenue	1,857	978

Total	$13,584	$11,859

7. Credit Facility
In October 2005, we entered into a new unsecured $100 million credit facility with National City Bank, Fifth Third Bank, Bank of America, N.A., LaSalle Bank National Association and Citicorp USA, Inc. (“current credit facility”). The current credit facility replaced the April 29, 2003 credit facility and provides for a $100 million revolving line of credit, which can be increased to up to $150 million at our option under certain circumstances. The current credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases and general corporate purposes, and is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. Our current credit facility contains financial covenants which require us to maintain minimum net worth, cash flow and leverage covenants as well as restricts our ability to incur additional debt. As of February 3, 2007, we believe we are in compliance with all applicable terms of the current credit facility. At the end of fiscal 2006, 2005 and 2004, amounts available under the credit facility were $99.4 million, $98.8 million and $78.6 million, respectively.

8. Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2006	2005	2004
Current:
Federal	$34,508	$28,929	$18,158
State	3,636	3,556	2,736
Foreign	334	279	162

Total current	38,478	32,764	21,056
Deferred:
Federal	(2,140)	(1,244)	3,216
State	(250)	(971)	(175)
Foreign	(81)	(16)	-

Total deferred	(2,471)	(2,231)	3,041

Total income tax provision	$36,007	$30,533	$24,097

The foreign component of pretax income, arising principally from overseas sourcing operations, was $1.4 million in 2006, $1.4 million in 2005 and $0.9 million in 2004.
A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal Year
	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.3	3.1	3.3
State tax settlements	(1.1)	(1.1)	(0.8)
Municipal interest income and other items, net	(1.5)	(1.1)	(0.8)

Total effective income tax rate	35.7%	35.9%	36.7%

The effect of temporary differences, which give rise to net deferred tax balances, was as follows (in thousands):

	February 3, 2007			January 28, 2006
	Assets	Liabilities	Total	Assets	Liabilities	Total
Tax depreciation in excess of book	$-	$(10,954)	$(10,954)	$-	$(6,125)	$(6,125)
Rent	5,343	-	5,343	4,429	-	4,429
Inventory	1,977	-	1,977	1,821	-	1,821
Accrued expenses (current and non-current)	12,861	-	12,861	9,909	-	9,909
Store supplies - basis differential	-	(5,410)	(5,410)	-	(4,558)	(4,558)
Other, net	2,847	-	2,847	2,620	-	2,620

Total deferred income taxes	$23,028	$(16,364)	$6,664	$18,779	$(10,683)	$8,096

Our net deferred tax asset as of February 3, 2007 reflects a $3.9 million current year reduction related to the deferred tax balance received from Limited Brands at the time of our spin-off.
No valuation allowance has been provided for deferred tax assets because we believe it is reasonably certain the full amount of the net deferred tax assets will be realized in the future.
Income taxes payable included net current deferred tax liabilities of $1.5 million and $2.1 million as of February 3, 2007 and January 28, 2006, respectively. Prepaid expenses and other current assets included net current deferred tax assets relating to foreign jurisdictions of $0.1 million as of February 3, 2007.

During 2006, 2005 and 2004, we favorably settled a number of state tax examinations. The effect of the favorable settlements was to reduce the liability representing exposures for these issues. Tax settlements, favorable and unfavorable, may occur from time to time and should not be considered as permanently impacting our future effective tax rate. We have provided deferred taxes on undistributed foreign earnings which are not considered to be permanently reinvested.
Our judgment is required in determining and evaluating tax provisions. We believe our tax positions and related provisions reflected in the consolidated financial statements are fully supportable and appropriate. Based on current available information, we believe the outcome of any challenges to our positions will not have a material adverse effect on our financial position, results of operations or cash flows.
9. Retirement Benefits
We sponsor a qualified defined contribution retirement plan called the Tween Brands, Inc. 401(k) Savings and Retirement Plan (“401(k)”). Participation in this qualified plan is available to all associates who have completed 1,000 or more hours of service during certain 12-month periods and attained the age of 21. The 401(k) provides for annual discretionary contributions of 3% or 4% of compensation up to the Social Security taxable wage base plus 6% or 7% for earnings above the Social Security wage base up to $220,000 (will increase to $225,000 for FY 2007). These discretionary contributions vest based on years of service with 100% vesting occurring after 6 years. Associates may also make pre-tax 401(k) contributions up to the limits set by the Internal Revenue Service. Eligible participating associates receive a 401(k) matching contribution of 100% of their initial contribution up to 4% of compensation.
We have also established a Supplemental Retirement and Non-qualified Deferred Compensation Plan (“NQDC”). The NQDC is for our highly compensated associates. The NQDC allows participating associates to defer the receipt of up to 50% of their base compensation and up to 50% of their eligible bonus compensation. Associates covered by the NQDC receive a matching contribution of 200% of their salary deferral up to 3% of compensation. The NQDC provides for an annual discretionary contribution ranging from 6% to 8% of compensation in excess of $220,000 for 2006 (will increase to $225,000 for FY 2007).
NQDC associate deferrals and our match contributions are deposited into a “rabbi trust” established and owned by Tween Brands, Inc. The funds are generally invested in individual variable life insurance contracts that are specifically designed to informally fund savings plans of this nature, providing a source of funds to enable us to make payments to the participants pursuant to the terms of the NQDC. The rabbi trust is the named beneficiary of all of the life insurance. We may also maintain a small portion of the trust balance in liquid money-market assets to meet the operational needs of the trust. From time to time we evaluate the balance in the trust and we may make additional contributions if the accrued compensation expense and the trust balance have over time become significantly different.
In accordance with EITF No. 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust,” the assets and liabilities of the rabbi trust are accounted as assets and liabilities of Tween Brands, Inc. The trust’s investment in variable life insurance contracts and money market instruments are included in assets held in trust and other in the consolidated balance sheets. This balance was $22.7 million and $15.6 million at February 3, 2007 and January 28, 2006, respectively. Our obligation to participating associates of $20.4 million and $16.9 million at February 3, 2007 and January 28, 2006, respectively, is reflected in the supplemental retirement and deferred compensation liability in the consolidated balance sheets. All income and expenses related to the rabbi trust are reflected in our consolidated statements of operations.
The expense for retirement benefits was $5.5 million, $4.9 million, and $4.8 million in fiscal years 2006, 2005 and 2004, respectively.

10. Legal Matters
We become involved from time-to-time in various litigation and regulatory matters incidental to the operation of our business. It is our opinion that the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
11. Quarterly Financial Data (unaudited, in thousands, except per share amounts)

FY 2006	First	Second	Third	Fourth (1)
Net sales	$195,136	$185,801	$230,481	$272,264
Gross income	73,746	62,822	92,495	104,906
General, administrative and store operating expenses	56,299	55,603	62,999	63,379
Net income	11,689	5,912	19,004	28,215
Earnings per share - basic	$0.35	$0.18	$0.59	$0.88
Earnings per share - diluted	$0.35	$0.18	$0.58	$0.86

FY 2005	First	Second	Third	Fourth
Net sales	$164,410	$154,939	$203,519	$235,069
Gross income	61,603	53,667	80,524	95,503
General, administrative and store operating expenses	50,386	48,203	56,232	53,517
Net income	7,410	3,967	16,003	27,072
Earnings per share - basic	$0.21	$0.12	$0.48	$0.81
Earnings per share - diluted	$0.21	$0.12	$0.48	$0.80

(1)	Includes 14 weeks
Historically, our operations and results have been seasonally skewed, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During fiscal 2006, the third and fourth fiscal quarters accounted for approximately 57% of our sales. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons and related marketing, the number and timing of new store openings, store closings, refurbishments and relocations, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions.
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.
None.

Item 9A. Controls And Procedures.
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design of the effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of February 3, 2007. Our assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by Deloitte & Touche LLP, and independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting:
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the

Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, there has been no such change during the fifty-three weeks ended February 3, 2007.
Inherent Limitations:
It should be noted that our management, including the Chief Executive Officer and the Principal Financial Officer, does not expect our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of Tween Brands, Inc.
New Albany, Ohio:
We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting appearing under Item 9A, that Tween Brands, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended February 3, 2007 of the Company and our report dated April 2, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 29, 2006.
/s/ Deloitte & Touche LLP
Columbus, Ohio
April 2, 2007
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our proxy statement for the Annual Meeting of Stockholders to be held May 24, 2007 (the “Proxy Statement”) and is incorporated herein by reference.
We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics for Senior Financial Officers may be obtained free of charge by writing to Tween Brands, Inc., Attn: Investor Relations, 8323 Walton Parkway, New Albany, Ohio 43054.
Item 11. Executive Compensation.
The information required by this Item is set forth under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is set forth under the captions “ELECTION OF DIRECTORS - Security Ownership of Directors and Management,” “SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS” and “EXECUTIVE COMPENSATION — Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements.
The following consolidated financial statements of Tween Brands, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to Item 8:
•	Consolidated Statements of Operations for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005.

•	Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006.

•	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005.

•	Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005.

•	Notes to Consolidated Financial Statements.
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

3.4
Amended and Restated Certificate of Incorporation of Too, Inc. (now known as Tween Brands, Inc.) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed September 1, 2006).

3.5
Certificate of Ownership Merging Tween Brands, Inc. into Too, Inc., as filed with the Delaware Secretary of State on July 7, 2006 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed September 1, 2006).

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

10.10	Employment Agreement, dated as of September 15, 2003, between the Company and Ronald Sykes (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on April 7, 2004).

10.11	Executive Agreement, dated as of October 30, 2000, between the Company and Ronald Sykes (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on May 2, 2001).

10.12
Employment Agreement, dated as of September 15, 2003, between the Company and Sally A. Boyer (incorporated by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q filed on September 8, 2004).

10.13
Executive Agreement, dated as of September 15, 2000, between the Company and Sally A. Boyer (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

10.14	Employment Agreement, dated as of September 15, 2003, between the Company and Scott M. Bracale (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 7, 2004).

10.15	Executive Agreement, dated as of September 15, 2000, between the Company and Scott M. Bracale (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on April 9, 2003).

10.16	Employment Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on April 7, 2004).

10.17	Executive Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 7, 2004).

10.18
Credit Agreement, dated as of April 29, 2003, among the Company, as Borrower, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), National City Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 7, 2003).

10.19
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

10.20
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

10.21	Too, Inc. Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 7, 2004).

10.22	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2005).

10.23	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 11, 2005).

10.24
2005 Stock Plan for Non-Associate Directors (incorporated by reference to Appendix B to the Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders held May 19, 2005, filed April 20, 2005).

10.25
2005 Stock Option and Performance Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s Special Meeting of Stockholders held October 31, 2005, filed September 28, 2005).

10.26
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

10.27	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2006).

10.28	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 21, 2006).

10.33
General Release and Severance Agreement by and between Poe A. Timmons and Tween Brands, Inc., dated as of August 29, 2006 (incorporated by reference to the Current Report on Form 8-K filed August 30, 2006).

10.34	Letter Agreement between William E. May, Jr. and the Company dated January 18, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 23, 2007).

10.35	Kenneth T. Stevens Offer Letter dated January 8, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 23, 2007).

10.36	Employment Agreement, effective as of January 29, 2007, between the Company and Kenneth T. Stevens (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 23, 2007).

10.37	Executive Agreement, effective as of January 29, 2007, between the Company and Kenneth T. Stevens (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 23, 2007).

10.38	Form of Notice of Grant of Stock Award Agreement Acknowledgement of Receipt. *

10.39	Separation Pay, Confidentiality & Non-Competition Agreement, dated July 26, 2006, between the Company and Paul C. Carbone. *

16.1
Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated February 22, 2006 (received by the Company on February 23, 2006) (incorporated by reference to the Current Report on Form 8-K filed February 24, 2006).

16.2
Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated April 14, 2006 (received by the Company on April 14, 2006) (incorporated by reference to the Current Report on Form 8-K filed April 14, 2006).

21	Subsidiaries of the Registrant. *

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche, LLP. *

23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP. *

24	Powers of Attorney.*

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.

**	Furnished with this report.
(b)	Exhibits.

The exhibits to this report are listed in section (a) (3) of Item 15 above.

(c)	Financial Statement Schedules.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007	TWEEN BRANDS, INC. (registrant)
/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President of Finance (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2007:

Signature	Title
/s/ MICHAEL W. RAYDEN* Michael W. Rayden	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL C. CARBONE Paul C. Carbone	Senior Vice President of Finance (Principal Financial and Accounting Officer)

/s/ KENNETH T. STEVENS* Kenneth T. Stevens	Director, President, Chief Operating Officer, Secretary and Treasurer

/s/ ELIZABETH M. EVEILLARD* Elizabeth M. Eveillard	Director

/s/ NANCY J. KRAMER* Nancy J. Kramer	Director

/s/ DAVID A. KRINSKY* David A. Krinsky	Director

/s/ PHILIP E. MALLOTT* Philip E. Mallott	Director

/s/ FREDRIC M. ROBERTS*	Director
Fredric M. Roberts

/s/ KENNETH J. STROTTMAN* Kenneth James Strottman	Director

*	The undersigned, by signing his/her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

/s/ Paul C. Carbone
Paul C. Carbone
Attorney-in-fact