Form 10-Q
period 2007-05-05
TWEEN BRANDS, INC.
filed 2007-06-13
CIK 1085482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 8, 2007
$.01 Par Value	30,756,369 Shares

TWEEN BRANDS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net sales	$223,228	$195,136
Cost of goods sold, including buying and occupancy costs	138,670	121,390

Gross income	84,558	73,746
Store operating, general and administrative expenses	66,530	56,299

Operating income	18,028	17,447
Interest income, net	1,032	1,354

Earnings before income taxes	19,060	18,801
Provision for income taxes	6,594	7,112

Net income	$12,466	$11,689

Net income per share:

Basic	$0.40	$0.35

Diluted	$0.39	$0.35

Weighted average common shares:

Basic	31,233	33,154

Diluted	31,701	33,711

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	May 5,	February 3,
	2007	2007
ASSETS
Current Assets:
Cash and equivalents	$35,170	$48,394
Investments	26,271	99,164
Restricted assets	1,244	1,235
Accounts receivable, net	16,979	13,878
Inventories, net	91,878	91,742
Store supplies	14,887	14,806
Prepaid expenses and other current assets	14,032	15,236

Total current assets	200,461	284,455

Property and equipment, net	253,625	235,516
Long-term investments	14,248	17,054
Deferred income taxes	10,885	8,166
Assets held in trust and other	25,628	24,486

Total assets	$504,847	$569,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,323	$37,150
Accrued expenses	29,721	38,849
Deferred revenue	10,751	13,584
Income taxes payable and unrecognized tax benefit	9,070	20,879

Total current liabilities	75,865	110,462

Deferred tenant allowances from landlords	56,374	53,687
Supplemental retirement and deferred compensation liability	21,171	20,362
Accrued straight-line rent, unrecognized tax benefit and other	24,577	13,840

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 36.8 million and 36.6 million shares issued, 30.7 million and 32.1 million shares outstanding at May 5, 2007 and February 3, 2007, respectively	368	366
Treasury stock, at cost, 6.1 million and 4.5 million shares at May 5, 2007 and February 3, 2007, respectively	(179,770)	(120,554)
Paid in capital	178,262	173,394
Retained earnings	328,000	318,120

Total shareholders’ equity	326,860	371,326

Total liabilities and shareholders’ equity	$504,847	$569,677

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Cash flows from operating activities:

Net income	$12,466	$11,689

Impact of other operating activities on cash flows:
Depreciation and amortization expense	8,346	7,653
Amortization of tenant allowances	(2,146)	(2,106)
Loss on disposal of fixed assets	186	616
Deferred income taxes	100	313
Tax benefit from stock option exercises	(626)	(881)
Stock-based compensation expense	2,477	2,049

Changes in assets and liabilities:
Inventories	(136)	(3,356)
Accounts payable and accrued expenses	(18,321)	(6,695)
Income taxes payable	(6,515)	(1,626)
Other assets	(342)	(2,365)
Tenant allowances received	3,105	2,435
Other long-term liabilities	1,473	2,242

Net cash provided by operating activities	67	9,968

Investing activities:

Capital expenditures	(23,424)	(14,214)
Funding of nonqualified benefit plans	(816)	(3,970)
Purchase of investments	(65,762)	(47,331)
Sale of investments	141,367	72,175
Change in restricted assets	(8)	(4)

Net cash provided by investing activities	51,357	6,656

Financing activities:

Purchases of treasury stock	(59,216)	(19,999)
Excess tax benefit from stock option exercises	626	881
Change in cash overdraft	(7,825)	(549)
Stock options and other equity changes	1,767	3,565

Net cash (used for) financing activities	(64,648)	(16,102)

Net (decrease) increase in cash and equivalents	(13,224)	522

Cash and equivalents, beginning of year	48,394	22,248

Cash and equivalents, end of period	$35,170	$22,770

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,036	$8,620
Cash paid for interest	$37	$48
Fixed asset additions in accounts payable	$3,217	$(184)
The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Tween Brands, Inc., (referred to herein as “Tween Brands,” the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing businesses, Limited Too and Justice. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company. We currently operate two brands focusing on tween girls. Limited Too sells apparel, footwear, lifestyle and girlcare products for fashion-aware, trend-setting tween girls. Justice, launched in January 2004, sells apparel, footwear and lifestyle accessories for tween girls. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
The accompanying consolidated financial statements include the accounts of Tween Brands, Inc. and all subsidiaries more than 50% owned and reflect our assets, liabilities, results of operations and cash flows on a historical cost basis. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
In our opinion, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending February 2, 2008 (the “2007 fiscal year”). A more complete discussion of our significant accounting policies can be found in Note 1 to the consolidated financial statements in our Form 10-K for the fiscal year ended February 3, 2007 (the “2006 fiscal year”).
2. Income Taxes
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on February 4, 2007. As a result of the implementation of FIN 48, we recorded a decrease of $2.6 million to opening retained earnings. At the adoption date of February 4, 2007, we had $12.6 million of gross unrecognized tax benefits. At May 5, 2007, we had $12.3 million of gross unrecognized tax benefits.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of February 4, 2007 we recorded gross liabilities of approximately $2.8 million for the payment of interest and penalties. There has been no material change to this amount as of May 5, 2007.
The Internal Revenue Service began its audit of our fiscal 2004 and 2005 income tax returns during the first quarter of 2007. In addition, we are currently under examination by several state jurisdictions for fiscal periods spanning from 1999 through 2005. Based on the number of tax years currently under audit by the relevant taxing authorities, we anticipate several of these examinations may be finalized in the foreseeable future. Due to the nature of these examinations, however, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions. Of the gross unrecognized tax benefits recorded as of the adoption date, approximately

$6.1 million would, if recognized, favorably impact the effective income tax rate in future periods. The remaining balance would be adjusted through the consolidated balance sheet without impacting our annual effective tax rate.
We believe the increase or decrease in unrecognized tax benefits will not be significant within the next twelve months. However, it is reasonably possible the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes could result from the completion of ongoing examinations, the expiration of the statute of limitations or other circumstances. Thus, an estimate of the range of the reasonably possible change cannot be made.
3. Share-Based Compensation
In 1999, we adopted the Too, Inc. 1999 Stock Option and Performance Incentive Plan and the Too, Inc. 1999 Stock Plan for Non-Associate Directors, and in 2005, our shareholders approved the adoption of the Too, Inc. 2005 Stock Option and Performance Incentive Plan and the Too, Inc. 2005 Stock Plan for Non-Associate Directors (collectively, the “Plans”).
Under the Plans, as amended, up to 7.5 million shares are reserved and may be granted to our associates and certain non-associates. The Plans allow for the grant of incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. We currently issue new shares to satisfy option exercises. Of the restricted shares granted, approximately forty percent vest ratably over a four-year period with only certain executive officers having performance criteria attached to the vesting schedule. The remaining sixty percent vest at the end of a two-year cliff period and have performance targets associated with vesting for all associates.
For the thirteen weeks ended May 5, 2007, our results of operations include $2.5 million ($1.7 million net of tax) of share-based compensation expense which had a $0.05 impact on both earnings per basic share and earnings per diluted share. For the thirteen weeks ended April 29, 2006, our results of operations include $2.0 million ($1.3 million net of tax) of share-based compensation expense which had a $0.04 impact on both earnings per basic share and earnings per diluted share.
The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen
	Weeks Ended
	May 5,	April 29,
	2007	2006
Expected life (in years)	5.3	5.3
Forfeiture rate	14%	14%
Dividend rate	—	—
Price volatility	44%	47%
Risk-free interest rate	4.7%	4.3%
The weighted average fair value per share of options granted during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $16.98 and $14.17, respectively.

A summary of changes in our outstanding stock options for the thirteen week periods ended May 5, 2007 and April 29, 2006 is presented below:

	Thirteen Weeks Ended
	May 5, 2007		April 26, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	1,620,849	$25.57	1,711,663	$23.02
Granted	233,257	37.04	253,807	29.73
Exercised	(84,351)	20.95	(165,643)	20.51
Cancelled	(500)	16.56	(4,062)	15.96

Outstanding, end of year	1,769,255	$27.30	1,795,765	$24.22

Options exercisable, end of quarter	1,093,032	$24.32	1,101,556	$24.12

A summary of changes in our restricted stock granted as compensation to employees and directors for the thirteen week periods ended May 5, 2007 and April 29, 2006 is presented below:

	Thirteen Weeks Ended
	May 5, 2007		April 26, 2006
		Weighted Average		Weighted
	Number of	Grant Date Fair	Number of	Average Grant
	Shares	Value	Shares	Date Fair Value
Outstanding, beginning of year	588,158	$28.28	512,945	$25.52
Granted	144,453	37.04	128,285	29.73
Vested	(137,841)	34.66	(101,316)	22.46
Cancelled	(3,450)	31.60	(3,994)	28.30

Outstanding, end of quarter	591,320	$30.58	535,920	$27.08

As of May 5, 2007, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock was $19.3 million, which is expected to be recognized over a weighted average period of 2.8 years.
4. Investments
At May 5, 2007, we held investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determine the appropriate classification at the time of purchase. All such securities held by us at May 5, 2007 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at May 5, 2007 and February 3, 2007, respectively (in thousands):

	May 5, 2007		February 3, 2007
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$12,059	$14,203	$14,308	$16,982
Gross unrealized holding gains	—	—	—	—
Gross unrealized holding losses	25	45	32	72

Net carrying amount	$12,084	$14,248	$14,340	$17,054

During the thirteen weeks ended May 5, 2007, $0.8 million of cash was used to purchase held-to-maturity securities while $5.8 million of cash was generated by the maturation of held-to-maturity securities.

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
The table below details the marketable securities classified as available-for-sale owned by us at May 5, 2007 and February 3, 2007, respectively (in thousands):

	May 5, 2007	February 3, 2007
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$14,187	$84,824
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$14,187	$84,824

During the thirteen weeks ended May 5, 2007, $65.0 million of cash was used to purchase available-for-sale securities while $135.6 million of cash was generated by the sale of available-for-sale securities.
5. Property and Equipment
Property and equipment, at cost, consisted of (in thousands):

	May 5,	February 3,
	2007	2007
Land and land improvements	$14,963	$14,963
Buildings	43,715	43,836
Furniture, fixtures and equipment	219,143	210,522
Leasehold improvements	138,792	134,238
Construction-in-progress	22,401	10,680

Total	439,014	414,239

Less: accumulated depreciation	(185,389)	(178,723)

Property and equipment, net	$253,625	$235,516

6. Credit Facility
In October 2005, we entered into an unsecured $100 million credit facility with National City Bank, Fifth Third Bank, Bank of America, N.A., LaSalle Bank National Association and Citicorp USA, Inc. (“current credit facility”). The current credit facility replaced the April 29, 2003 credit facility and provides for a $100 million revolving line of credit, which can be increased to up to $150 million at our option under certain circumstances. The current credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases and general corporate purposes, and is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. Our current credit facility contains financial covenants which require us to maintain minimum net worth, cash flow and leverage covenants as well as restricts our ability to incur additional debt. As of May 5, 2007, we believe we are in compliance with all applicable terms of the current credit facility.

7. Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method.
The following table shows the amounts used in the computation of basic and earnings per diluted share (in thousands):

	Thirteen
	Weeks Ended
	May 5,	April 29,
	2007	2006
Net income	$12,466	$11,689

Weighted average common shares — basic	31,233	33,154
Dilutive effect of stock options and restricted stock	468	557

Weighted average common shares — diluted	31,701	33,711

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. For the thirteen weeks ended May 5, 2007, options to purchase 291 thousand common shares were not included in the computation. For the thirteen weeks ended April 29, 2006, options to purchase 25 thousand common shares were not included in the computation.
8. Recently Issued Accounting Standards
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 provides that entities should present such taxes on either a gross or net basis based on their accounting policies. Our accounting policy is to record such taxes on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 on February 4, 2007, had no material impact on our financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of uncertain tax positions using a “more-likely-than-not” threshold and introduces expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on February 4, 2007, resulted in a $2.6 million adjustment to our retained earnings.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effects of the adoption of SFAS No. 157 and have not yet determined the impact on our financial position or results of operations.
In September 2006, the FASB ratified the EITF position EITF 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance — Determining the amount that could be realized in accordance with FASB Technical Bulletin 85-4.” EITF 06-5 addresses whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. EITF 06-5 also addresses whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy)

at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The adoption of EITF 06-5 had no material impact on our financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effects of the adoption of SFAS No. 159 and have not yet determined the impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Company Overview
We operate two brands: Limited Too and Justice. Limited Too, with stores located primarily in shopping malls, is a specialty retailer of quality apparel, accessories, footwear, lifestyle and girlcare products for fashion-aware, trend-setting tween girls. Limited Too customers are active, creative and image-conscious girls. They enjoy shopping and describe themselves as “fun” and “cool.” We believe they want a broad assortment of merchandise to compliment their range of dressing occasions, including school, leisure activities and special functions. As such, we continually update our merchandise assortment, which includes non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics, electronic toys and games and lifestyle furnishings for her room. Limited Too also offers a product assortment similar to the one carried at our stores through its website (www.limitedtoo.com) and its catazine (our catalog within a magazine format).
Justice, which opened its first stores in 2004, is our latest specialty retail brand offering fashionable sportswear, accessories and lifestyle items for tween girls. Our Justice stores are located primarily in power centers, off-mall retail locations that draw customers intent on apparel shopping. We believe our Justice customers are value conscious but still want the latest in fashion and accessories and we strive to provide this balance to them. Justice stores are fun, interactive places to shop. Store exteriors display the logo “Justice... Just for Girls” and the interiors are bright, colorful inviting spaces with unique fixtures highlighting the merchandise assortment.
Performance Overview
Tween Brands, Inc. had a solid first quarter, especially considering the strong comparable store sales of the prior year. We achieved record first quarter sales and strong earnings per share growth, our thirteenth consecutive quarter of earnings per diluted share growth. Net sales for the quarter reached $223.2 million, up 14% over first quarter 2006 net sales of $195.1 million and earnings per diluted share increased 11% from $0.35 in first quarter 2006 to $0.39 per share this quarter. We achieved a total company increase of 3% comparable store sales growth on top of the 10% comparable store sales growth reported for last year’s first quarter. Both brands posted comparable store sales results in line with our expectations, with Limited Too coming in flat and Justice at a 22% increase for the 102 stores that were open at least one year during the quarter. Our operating income for the quarter increased 3%, but declined 80 basis points as a percentage of net sales (“bps”), over the first quarter of 2006 primarily due to increased store operating, general and administrative expenses.
As we head into the second quarter of 2007, we believe we are well positioned for continued growth, with the right assortment of fashion, accessories and lifestyle items for our tweens. We believe Limited Too is every bit as popular with our tween girl and her mom as it’s always been and continues to have the hottest styles for the current season. The Justice brand has proven to be an increasingly successful concept, solidified by positive response to marketing campaigns and an excellent growth trajectory. Justice has developed a loyal following of off-the-mall shoppers who have found the perfect place “just for her.” With our expanded focus on catazines in both of our brands, along with the launch of our new mini-catazine, a five inch by eight inch, 20-page mailer highlighting the latest fashions and freshest styles, we look forward to continued success throughout the remainder of 2007 and plan to reconfirm that Limited Too and Justice are tweens’ favorite year-round fashion destinations.
Limited Too
At Limited Too we continue to utilize effective marketing campaigns and promotional initiatives to drive store traffic and build transaction values. In the first quarter of 2007, we continued dual distribution of our Too Bucks and our spring bonus card and also added a Spring Break catazine to our collection, which brought in over $10.4 million of sales for the quarter. We feel our catazines are the best vehicles to reach our tween customer and generate interest in our product, and we mailed 36% more catazines in the first quarter of 2007 than in the first quarter of 2006. We have become more selective in our voicemail and direct mail post card campaigns, using some of the savings to increase the effectiveness of our catazine program. In this spirit, Limited Too intends to introduce a mini-catazine in the second quarter of 2007. These mini-catazines are superior in generating interest in our product line-up compared to direct mail post cards. They are significantly lower in cost, however, than our full size catazines. We have added floor set updates to accompany these new mini-catazines and expect positive results from them in the second quarter of 2007. Overall, our total customer marketing contacts were up 8% over the first quarter of 2006.
From a merchandising standpoint, the best performing categories for Limited Too included casual tops, active bottoms, dresses and accessories. Strong performing departments within those categories included casual shorts, sweatshirts, graphic bottoms and dresses, each of which posted greater than fifty percent average store sales increase over the first quarter of 2006. Other notable contributors to our fashion hits were from the non-hanging category and included hair accessories, girlcare, footwear and lifestyles items, all of which displayed solid increases despite facing tough comparisons against our 2006 results. Departments where our results were below our expectation included our casual pants, denim jeanswear, casual skirts and jackets and outwear.
Justice
At our Justice brand, we continued to distribute our Fun Card, which has historically helped to drive transactions and sales volumes at our stores. We introduced three new first quarter catazines, two spring editions and one summer edition, which were extremely successful and contributed $7.7 million of sales to the first quarter. With a total circulation of nearly 2 million books during the quarter, the Justice catazine demonstrated that it can be a reliable and effective marketing tool for this brand. These catazines, along with a number of direct mail pieces and voicemail programs, proved very positive for the brand this year. Early in the second quarter, Justice rolled out a new format mini-catazine along with focused direct mail pieces and voicemails to generate traffic and increase sales. Other notable marketing programs at Justice included our birthday mailers, as well as our birthday party bounce back coupons, which both saw exceptional results.
All of the merchandise categories did well at Justice with the exception of casual bottoms, which is comprised of pants, denim jeanswear and skirts. Significant average store sales increases were posted in all other categories, with greater than fifty percent increases in sweatshirts, shorts, active shorts and shirts. The non-hanging categories also performed quite favorably, with the largest advances seen in the hair accessories, footwear and party departments. We are excited about adding an intimate apparel category at Justice in the fall, which will include bras, underwear and sleepwear.
Finally, we are engaging in concept work on a Justice Super Store. These stores would be larger than the average Justice store, ranging from 5,000 to 5,500 square feet. The larger size would allow us to expand existing merchandise categories, introduce exciting new ones and host other activities in the store.

Sales Analysis
The following summarized sales data compares the thirteen week periods ended May 5, 2007 and April 29, 2006:

	Thirteen Weeks Ended
	May 5,	April 29,	%
	2007	2006	Change
Limited Too and Justice:

Average dollar sales value per transaction (“ADS”) (1)	$57.88	$56.61	2%
Average number of units per transaction (“UPT”)	4.38	4.09	7%
Number of transactions per average store (2)	5,103	5,118	0%
Average dollar value of unit sold at retail (“AUR”) (3)	$13.20	$13.84	-5%

Sales from transactions over $50 (% of total sales)	80.8%	80.4%
Transactions over $50 (% of total transactions)	43.5%	42.3%

(1)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(2)	Number of transactions per average store is the result of dividing the total number of transactions for the fiscal period by the average store count, which reflects the impact of opening and closing stores throughout the period.

(3)	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars for the period by the number of units sold during the period.
While our transactions per average store have remained relatively flat as compared to the first quarter of 2006, our AUR was down but UPT was up, which led to a smaller, but still positive 2% increase in our ADS and drove our 3% comparable store sales increase for first quarter 2007 over first quarter 2006.
The following table compares components of the consolidated statements of operations as a percentage of net sales at the end of each period:

	Thirteen Weeks
	Ended
	May 5,	April 29,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	62.1%	62.2%

Gross income	37.9%	37.8%
Store operating, general and administrative expenses	29.8%	28.9%

Operating income	8.1%	8.9%
Interest income, net	0.4%	0.7%

Earnings before income taxes	8.5%	9.6%
Provision for income taxes	2.9%	3.6%

Net income	5.6%	6.0%

Operational Summary
Summarized operational data for the thirteen week periods ended May 5, 2007 and April 29, 2006 is presented below:

	Thirteen Weeks Ended
	May 5,	April 29,	%
	2007	2006	Change
Limited Too and Justice:

Net sales (millions) (1)	$223.2	$195.1	14%

Comparable store sales (2)	3%	10%
Net store sales per average square foot (3)	$69.4	$68.8	1%
Sales per average store (thousands) (4)	$305.6	$297.5	3%

Average store size at period end (gross square feet)	4,159	4,182	-1%
Total gross square feet at period end (thousands)	3,136	2,789	12%
Store inventory per gross square foot at period end (5)	$27.0	$25.0	8%
Store inventory per store at period end (5)	$112,221	$104,400	7%

Number of stores:
Beginning of period	722	666
Opened	35	13
Closed	(3)	(12)

End of period	754	667

Limited Too stores remodeled	6	10

Number of Limited Too stores	570	565
Number of Justice stores	184	102

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; international revenue and partner advertising revenue.

(2)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(3)	Net store sales per average square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(4)	Sales per average store is the result of dividing gross store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes store inventory net of estimated shrink.
Gross Income
Our gross income increased $10.8 million, or 10 bps, in the first quarter 2007 from the first quarter of 2006. Our gross income excluding buying and occupancy costs (“internal gross income”) increased $17.2 million, but was down 10 bps to the 2006 period due to Limited Too’s higher markdowns which were partially offset by improved margins in our internally sourced inventory. Buying and occupancy costs increased $6.4 million from the first quarter of 2006 due to higher store occupancy expenses related to increased store count and increased Limited Too catazine expenses related to our new Spring Break catazine; however, we continued to leverage our costs in this area leading to a 20 bps improvement over the first quarter of 2006.
Our gross income may not be comparable to that of certain other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in store operating, general and administrative expenses (see “Store Operating, General and Administrative Expenses” below).

Store Operating, General and Administrative Expenses
Store operating, general and administrative expenses increased $10.2 million. This represented a 90 bps increase as a percentage of sales from the first quarter of 2006, as outlined in the table below (in thousands, except basis point amounts):

	Q1 2007 vs. Q1 2006
	increase/(decrease)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$5,778	40
Home office	3,165	40
Marketing	2,412	90
Other	(1,124)	(80)

Total change	$10,231	90

Store payroll and operating expenses for the quarter increased nearly 17% in dollars from the first quarter of 2006, driven by the net addition of 87 stores and field infrastructure personnel additions at both brands. Home office expenses for the quarter also increased, primarily due to higher expenses to support our hardware, software and consulting for our multi-year information technology initiative, as well as an increase in payroll expenses to support our continued growth initiatives. Marketing expenses for the first quarter of 2007 were higher than the first quarter of 2006 due to the introduction of three Justice catazines. These increases were partially offset by an 80 bps decrease in other expenses driven mainly by lower benefit expenses.
Income Taxes
The effective tax rate for the first quarter of 2007 decreased to 34.6%, down from the first quarter of 2006 effective tax rate of 37.8%. The decrease was primarily the result of favorable state tax settlement activity in April 2007.
Financial Condition
Our balance sheet remains strong, as we were able to finance all capital expenditures with existing working capital and cash generated from operations, while still ending the quarter with $61.4 million in cash and short-term investments. In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health.

Liquidity and Capital Resources
Cash generated from operations remains the primary source to support ongoing operations, projected business growth, seasonal working capital requirements, and capital expenditures. In an effort to increase shareholder value, we have used and may continue to use our cash to repurchase common stock. During the first quarter of 2007 our working capital (defined as current assets less restricted assets and current liabilities) decreased from $172.8 million at February 3, 2007, to $123.4 million at May 5, 2007, primarily due to the $59.2 million of cash used to repurchase common stock. The table below summarizes our working capital position and capitalization (in thousands):

	May 5,	February 3,
	2007	2007
Working Capital	$123,352	$172,758

Capitalization:
Long-term debt	—	—
Shareholders’ equity	326,860	371,326

Total capitalization	$326,860	$371,326

Amounts available under the credit facility	$97,699	$99,446
Restricted assets	$1,244	$1,235
Although our working capital decreased, our overall liquidity remains above the industry average as shown below:

	Tween Brands, Inc.				Apparel
	May 5, 2007		February 3, 2007		Industry **	S&P 500
Current Ratio	2.6		2.6		2.4	1.3
Debt/Equity Ratio	—	*	—	*	1.0	1.4

*	Tween Brands, Inc. currently has no debt

**	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN© Money
While we expect to maintain significant overall liquidity, we recognize that the specialty retail industry can be highly volatile and fashion missteps can quickly impact the ability to generate operating cash.
Net Change in Cash and Equivalents
The table below summarizes our net (decrease)/increase in cash and equivalents for the thirteen weeks ended May 5, 2007 and April 29, 2006 (in thousands):

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net cash provided by operating activities	$67	$9,968
Net cash provided by investing activities	51,357	6,656
Net cash (used for) financing activities	(64,648)	(16,102)

Net (decrease)/increase in cash and equivalents	$(13,224)	$522

Cash Flows from Operating Activities
Net cash provided by operating activities amounted to $67 thousand for the year-to-date period ended May 5, 2007, down $9.9 million when compared to net cash provided by operating activities of $10.0 million for the same period of 2006. The table below outlines the changes in cash flow from operating activities during the thirteen week period (in thousands):

Q1 2007 vs Q1 2006
increase/(decrease)
Changes in:
Net income, net of non-cash expenses	$1,428
Accounts payable and accrued expenses	(11,626)
Income taxes	(4,847)
Inventory	3,220
Other	1,924

Total change in cash flows from operating activities	$(9,901)

Net income, net of non-cash expenses, was up 7% over first quarter 2006 due to higher sales and positive comp store sales. Cash used for accounts payable and accrued expenses increased due to new and more favorable vendor terms adopted in June 2006, which require us to pay for inventory sooner in exchange for higher cash discounts. The increase in the use of cash for income taxes for year-to-date 2007 over the same period in 2006 is due primarily to the amount of our 2007 extension payment being larger than the 2006 payment. Cash used to purchase inventory was lower in the year-to-date period of 2007 versus the same period of 2006 mainly due to a concerted effort to achieve a cleaner and better-managed inventory position.
Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $51.4 million for the quarter ended May 5, 2007, up $44.7 million from the $6.7 million provided during the same period of 2006. The table below outlines the changes in cash flow from investing activities during the thirteen week period (in thousands):

Q1 2007 vs Q1 2006
increase/(decrease)
Changes in:
Investments	$50,761
Capital expenditures	(9,210)
Non-qualified benefit plan funding	3,154
Other	(4)

Total change in cash flows from investing activities	$44,701

We generated $75.6 million in the year-to-date period ended May 5, 2007, by liquidating our marketable securities, an increase of $50.8 million when compared to the $24.8 million generated in the same period of 2006. Our capital expenditures increased over the quarter ended May 5, 2007, due primarily to new store openings as well as our home office building expansion.

Cash Flows from Financing Activities
Net cash used for financing activities amounted to $64.6 million for the quarter ended May 5, 2007, an increase in use of $48.5 million from $16.1 million used during the same period of 2006. The table below outlines the changes in cash flow from financing activities during the thirteen week period (in thousands):

Q1 2007 vs Q1 2006
increase/(decrease)
Changes in:
Purchases of treasury stock	$39,217
Change in cash overdraft position	7,276
Stock options and other equity changes	2,053

Total change in cash flows from financing activities	$48,546

We purchased 1.6 million shares for an aggregate purchase price of $59.2 million during the first quarter of 2007. For the same period of 2006, we purchased 0.6 million shares for an aggregate purchase price of $20.0 million. Our share repurchase program is ongoing and an additional 40 thousand shares have been repurchased thus far in the second quarter of 2007. Refer to Item 2 of PART II of this Form 10-Q for further information.
Credit Facility
In October 2005, we entered into an unsecured credit facility providing us with a $100 million revolving line of credit, which can be increased up to $150 million at management’s option, under certain circumstances. Refer to Note 6 to our Consolidated Financial Statements for further detail.
Stock Repurchase Program
As of year end 2006, $105.0 million was remaining under the stock repurchase program. In the first quarter of 2007, we used $59.2 million under our August 2006 Board authorized stock repurchase program. In May 2007, our Board of Directors reauthorized the stock repurchase program and increased the amount available to $150 million. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any additional shares under the amended share repurchase program.
Capital Expenditures
We expect 2007 total capital expenditures to be between $100 to $110 million, primarily for new store construction, the remodeling or expansion of existing stores, our continuing information technology initiative and the addition of a second building at our New Albany, Ohio headquarters. We expect cash on hand, the liquidation of short-term investments and cash generated from operating activities to fund substantially all capital expenditures for 2007.
For a more complete discussion of our future capital expenditures refer to our Annual Report on Form 10-K for the year ended February 3, 2007, as filed with the Securities and Exchange Commission on April 3, 2007 (the “Fiscal 2006 Form 10-K”).
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our Fiscal 2006 Form 10-K.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “predict,” “believe,” “intend,” “plan,” “expect,” “hope,” “risk,” “could,”

“pro forma,” “potential,” “prospect,” “outlook,” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2007 and beyond to differ materially from those expressed. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q:
•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	Decline in the demand for our merchandise;

•	The impact of competition and pricing;

•	Effectiveness of our brand awareness and marketing programs;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	The impact of modifying and implementing new information technology systems;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Currency and exchange risks;

•	Availability of suitable store locations at appropriate terms;

•	Ability to develop new merchandise;

•	Ability to hire and train associates;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	The security of our computer network;

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks as described in other reports and filings we make with the Securities and Exchange Commission.
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of forward-looking statements should not be regarded as a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us, as the management of the Tween Brands, Inc. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
To the extent we borrow under our credit facility, we will be exposed to market risk related to changes in interest rates. At May 5, 2007, no direct borrowings were outstanding under the new credit facility. Additionally, we purchase investments with original maturities of 90 days or less and also hold investments with original maturities of at least 91 days but less than five years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, there has been no such change during the thirteen weeks ended May 5, 2007.
Inherent Limitations
It should be noted that our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, does not expect our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
From time-to-time we become involved in various litigation and regulatory matters incidental to operations of our business. It is our opinion the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
Item 1A. Risk Factors.
There have been no material changes to our Risk Factors as disclosed in our Fiscal 2006 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table illustrates our purchases of equity securities during the first quarter 2007 and the maximum dollar value of shares that may yet be purchased under the Board authorized share repurchase program:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly Announced	Yet be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
February (February 4, 2007 through March 3, 2007)	463,200	$37.16	463,200	$87,826,738

March (March 4, 2007 through April 7, 2007)	1,169,100	$35.93	1,169,100	$45,822,946

April (April 8, 2007 through May 5, 2007)	—	—	—	$45,822,946

Total	1,632,300	$36.28	1,632,300	$45,822,946

In August 2006, our Board of Directors amended our share repurchase program to restore the amount available to repurchase shares to $125 million over a two year period beginning August 21, 2006. In May 2007, our Board of Directors reauthorized the stock repurchase program and increased the amount available to $150 million over a two year period beginning May 29, 2007. The share repurchase program was originally authorized by the Board of Directors in November 2004 as a means of enhancing shareholder value and was previously amended in November 2005. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with SEC requirements. There can be no assurance we will repurchase any additional shares under the amended share repurchase program.

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
Paul C. Carbone
Senior Vice President of Finance (Principal Financial and Accounting Officer)
Date: June 13, 2007