Form 10-Q
period 2007-08-04
TWEEN BRANDS, INC.
filed 2007-09-05
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 29, 2007

$.01 Par Value	30,793,454 Shares

TWEEN BRANDS, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$213,703	$185,801	$436,931	$380,937
Cost of goods sold, including buying and occupancy costs	145,195	122,979	283,865	244,369

Gross income	68,508	62,822	153,066	136,568
Store operating, general and administrative expenses	66,383	55,603	132,914	111,901

Operating income	2,125	7,219	20,152	24,667
Interest income, net	608	1,245	1,640	2,598

Earnings before income taxes	2,733	8,464	21,792	27,265
Provision for income taxes	626	2,552	7,219	9,664

Net income	$2,107	$5,912	$14,573	$17,601

Net income per share:

Basic	$0.07	$0.18	$0.47	$0.53

Diluted	$0.07	$0.18	$0.46	$0.52

Weighted average common shares:

Basic	30,716	32,696	30,974	32,925

Diluted	31,363	33,419	31,532	33,607

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	August 4,	February 3,
	2007	2007
ASSETS
Current Assets:
Cash and equivalents	$45,664	$48,394
Investments	14,907	99,164
Restricted assets	1,257	1,235
Accounts receivable, net	20,939	13,878
Inventories, net	117,536	91,742
Store supplies	14,864	14,806
Prepaid income taxes	9,382	—
Prepaid expenses and other current assets	15,041	15,236

Total current assets	239,590	284,455

Property and equipment, net	275,508	235,516
Long-term investments	11,469	17,054
Deferred income taxes	10,631	8,166
Assets held in trust and other	25,438	24,486

Total assets	$562,636	$569,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,458	$37,150
Accrued expenses	43,970	38,849
Deferred revenue	11,162	13,584
Income taxes payable and unrecognized tax benefits	4,095	20,879

Total current liabilities	119,685	110,462

Deferred tenant allowances from landlords	63,599	53,687
Supplemental retirement and deferred compensation liability	21,549	20,362
Accrued straight-line rent, unrecognized tax benefits and other	25,916	13,840

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 50 million shares authorized Common stock, $.01 par value, 100 million shares authorized, 36.9 million and 36.6 million shares issued, 30.8 million and 32.1 million shares outstanding at August 4, 2007 and February 3, 2007, respectively	369	366
Treasury stock, at cost, 6.1 million and 4.5 million shares at August 4, 2007 and February 3, 2007, respectively	(181,435)	(120,554)
Paid in capital	182,846	173,394
Retained earnings	330,107	318,120

Total shareholders’ equity	331,887	371,326

Total liabilities and shareholders’ equity	$562,636	$569,677

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2007	2006
Operating activities:

Net income	$14,573	$17,601

Impact of other operating activities on cash flows:
Depreciation and amortization expense	17,214	15,196
Amortization of tenant allowances	(4,565)	(4,004)
Loss on disposal of fixed assets	698	735
Deferred income taxes	354	(2,774)
Tax benefit from stock option exercises	(1,169)	(1,422)
Stock-based compensation expense	4,818	4,010

Changes in assets and liabilities:
Inventories	(25,794)	(31,698)
Accounts payable and accrued expenses	16,502	99
Income taxes payable	(20,329)	(9,407)
Other assets	(1,269)	(1,941)
Tenant allowances received	9,414	4,583
Other long-term liabilities	3,190	2,159

Net cash provided by (used for) operating activities	13,637	(6,863)

Investing activities:
Capital expenditures	(54,956)	(25,317)
Funding of nonqualified benefit plans	(1,222)	(4,388)
Purchase of investments	(74,762)	(109,014)
Sale of investments	164,423	195,520
Change in restricted assets	(22)	(11)

Net cash provided by investing activities	33,461	56,790

Financing activities:
Purchases of treasury stock	(60,881)	(39,998)
Excess tax benefit from stock option exercises	1,169	1,422
Change in cash overdraft	6,416	1,666
Stock options and other equity changes	3,468	5,336

Net cash used for financing activities	(49,828)	(31,574)

Net (decrease) increase in cash and equivalents	(2,730)	18,353
Cash and equivalents, beginning of year	48,394	22,248

Cash and equivalents, end of period	$45,664	$40,601

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,114	$22,145
Cash paid for interest	$37	$91
Fixed asset additions in accounts payable	$2,948	$381
The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Tween Brands, Inc., (referred to herein as “Tween Brands,” the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing businesses, Limited Too and Justice. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company. We currently operate two brands focusing on tween girls. Limited Too sells apparel, footwear, lifestyle and girlcare products for fashion-aware, trend-setting tween girls. Justice, launched in January 2004, sells apparel, footwear and lifestyle accessories and hosts in-store parties for tween girls. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), we determine our operating segments on the same basis that we use internally to evaluate performance and allocate resources. The operating segments identified by us, Limited Too and Justice, have been aggregated and are reported as one reportable financial segment. We aggregate our two operating segments as they are similar in each of the following areas: class of customer, economic characteristics, nature of products, nature of production processes and distribution methods.
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
2. Income Taxes
The effective tax rate for the second quarter of 2007 decreased to 22.9%, down from the second quarter of 2006 effective tax rate of 30.2%. The decrease was primarily the result of favorable state tax settlements and higher than expected tax credits.
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on February 4, 2007. As a result of the implementation of FIN 48, we recorded a decrease of $2.6 million to opening retained earnings. At the adoption date, we had $12.6 million of gross unrecognized tax benefits. At August 4, 2007, we had $11.7 million of gross unrecognized tax benefits.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of February 4, 2007, we recorded gross liabilities of approximately $2.8 million for the payment of interest and penalties. There has been no material change to this amount as of August 4, 2007.
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
Under the Plans, as amended, up to 7.5 million shares are reserved and may be granted to our associates and certain non-associates. The Plans allow for the grant of incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. We currently issue new shares to satisfy option exercises. Of the restricted shares granted, approximately forty percent vest ratably over the first four anniversaries from the grant date with only certain executive officers having performance criteria attached to the vesting schedule. The remaining sixty percent vest at the end of a two-year cliff period and have performance targets associated with vesting for all associates.
For the thirteen weeks ended August 4, 2007, our results of operations included $2.3 million ($1.6 million net of tax) of share-based compensation expense which had a $0.05 impact on both earnings per basic share and earnings per diluted share. For the thirteen weeks ended July 29, 2006, our results of operations included $2.0 million ($1.3 million net of tax) of share-based compensation expense which had a $0.04 impact on both earnings per basic share and earnings per diluted share.
For the twenty-six weeks ended August 4, 2007, our results of operations included $4.8 million ($3.3 million net of tax) of share-based compensation expense which had an $0.11 impact on earnings per basic share and a $0.10 impact on earnings per diluted share. For the twenty-six weeks ended July 29, 2006, our results of operations include $4.0 million ($2.7 million net of tax) of share-based compensation expense which had a $0.08 impact on both earnings per basic share and earnings per diluted share.

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Expected life (in years)	5.3	5.3	5.3	5.3
Forfeiture rate	14%	14%	14%	14%
Dividend rate	—	—	—	—
Price volatility	44%	47%	44%	47%
Risk-free interest rate	4.5%	4.3%	4.7%	4.3%
The weighted average fair value per share of options granted during the thirteen weeks ended August 4, 2007 was $17.68. No options were granted during the thirteen weeks ended July 29, 2006. The weighted average fair value per share of options granted during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $17.02 and $14.17, respectively.
A summary of changes in our outstanding stock options for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 is presented below:

	Thirteen Weeks Ended
	August 4, 2007		July 29, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of quarter	1,769,255	$27.30	1,795,765	$24.22
Granted	9,000	40.72	—	—
Exercised	(90,914)	18.71	(81,857)	21.63
Cancelled	(37,794)	36.05	(7,620)	22.25

Outstanding, end of quarter	1,649,547	$27.65	1,706,288	$24.43

Options exercisable, end of quarter	1,011,930	$24.77	1,058,199	$24.41

	Twenty-Six Weeks Ended
	August 4, 2007		July 29, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	1,620,849	$25.57	1,711,663	$23.02
Granted	242,257	38.97	253,807	29.73
Exercised	(175,265)	19.90	(247,500)	20.88
Cancelled	(38,294)	29.91	(11,682)	20.06

Outstanding, end of period	1,649,547	$27.65	1,706,288	$24.43

Options exercisable, end of period	1,011,930	$24.77	1,058,199	$24.41

A summary of changes in our restricted stock granted as compensation to employees and directors for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 is presented below:

	Thirteen Weeks Ended
	August 4, 2007		July 29, 2006
		Weighted		Weighted Average
	Number of	Average Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Outstanding, beginning of quarter	591,320	$30.58	535,920	$27.08
Granted	2,000	39.49	—	—
Vested	(36)	34.36	—	—
Cancelled	(18,160)	36.76	(4,751)	28.25

Outstanding, end of quarter	575,124	$30.44	531,169	$27.07

	Twenty-Six Weeks Ended
	August 4, 2007		July 29, 2006
		Weighted		Weighted Average
	Number of	Average Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Outstanding, beginning of year	588,158	$28.28	512,945	$25.52
Granted	146,453	37.08	128,285	29.73
Vested	(137,877)	34.66	(101,316)	22.46
Cancelled	(21,610)	35.94	(8,745)	28.27

Outstanding, end of period	575,124	$30.44	531,169	$27.07

As of August 4, 2007, total unrecognized share-based compensation expense related to non-vested stock options and restricted stock was $16.8 million, which is expected to be recognized over a weighted average period of 2.5 years. As of July 29, 2006, total unrecognized share-based compensation expense related to non-vested stock options was approximately $13.4 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.
4. Investments
At August 4, 2007, we held investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determine the appropriate classification at the time of purchase. All such securities held by us at August 4, 2007 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at August 4, 2007 and February 3, 2007, respectively (in thousands):

	August 4, 2007		February 3, 2007
	Maturity of		Maturity of
	Less than		Less than
	1 Year	1 to 5 Years	1 Year	1 to 5 Years
Aggregate fair value	$10,750	$11,419	$14,308	$16,982
Gross unrealized holding gains	—	—	—	—
Gross unrealized holding losses	27	50	32	72

Net carrying amount	$10,777	$11,469	$14,340	$17,054

During the twenty-six weeks ended August 4, 2007, $0.8 million of cash was used to purchase held-to-maturity securities while $9.8 million of cash was generated by the maturation of held-to-maturity securities.
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
The table below details the marketable securities classified as available-for-sale owned by us at August 4, 2007 and February 3, 2007, respectively (in thousands):

	August 4, 2007	February 3, 2007
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$4,130	$84,824
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$4,130	$84,824

During the twenty-six weeks ended August 4, 2007, $74.0 million of cash was used to purchase available-for-sale securities while $154.6 million of cash was generated by the sale of available-for-sale securities.
5. Property and Equipment
Property and equipment, at cost, consisted of (in thousands):

	August 4,	February 3,
	2007	2007
Land and land improvements	$14,963	$14,963
Buildings	43,736	43,836
Furniture, fixtures and equipment	224,794	210,522
Leasehold improvements	145,269	134,238
Construction-in-progress	34,269	10,680

Total	463,031	414,239

Less: accumulated depreciation	(187,523)	(178,723)

Property and equipment, net	$275,508	$235,516

6. Credit Facility
In October 2005, we entered into an unsecured $100 million credit facility with National City Bank, Fifth Third Bank, Bank of America, N.A., LaSalle Bank National Association and Citicorp USA, Inc. (“current credit facility”). The current credit facility replaced the April 29, 2003 credit facility and provides for a $100 million revolving line of credit, which can be increased to up to $150 million at our option under certain circumstances. The current credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases and general corporate purposes, and is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. Our current credit facility contains financial covenants which require us to maintain minimum net worth, cash flow and leverage covenants as well as restricts our ability to incur additional debt. As of August 4, 2007, we believe we are in compliance with all applicable terms of the current credit facility.
7. Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method.

The following table shows the amounts used in the computation of earnings per basic share and earnings per diluted share (in thousands):

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net income	$2,107	$5,912	$14,573	$17,601

Weighted average common shares — basic	30,716	32,696	30,974	32,925
Dilutive effect of stock options and restricted stock	647	723	558	682

Weighted average common shares — diluted	31,363	33,419	31,532	33,607

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. For the thirteen and twenty-six weeks ended August 4, 2007, options to purchase 3,000 and 39,500 common shares, respectively, were not included in the computation. For the thirteen and twenty-six weeks ended July 29, 2006, options to purchase 0 and 25,000 common shares, respectively, were not included in the computation.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effects of the adoption of SFAS No. 159 and have not yet determined the impact on our financial position or results of operations.
We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.
9. Legal Proceedings
On August 24, 2007, a proposed class action complaint was filed by a purported purchaser of Tween Brands securities naming Tween Brands, Inc. and our Chief Executive Officer as defendants. The complaint, captioned June Gruhn v. Tween Brands, Inc., et al. (07 CV 852), was filed in the United States District Court for the Southern District of Ohio and asserts a single cause of action under Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder (the “Gruhn action”). The Gruhn action purports to be brought on behalf of all purchasers of Tween Brands common stock from June 8, 2007 through August 21, 2007. At this stage, it is impossible to predict the outcome of this proceeding or its impact on Tween Brands. However, we currently do not believe the impact of this litigation will have a material adverse effect on our results of operations, cash flows or financial position.

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
Justice, which opened its first stores in 2004, is our latest specialty retail brand offering fashionable apparel, accessories, footwear and lifestyle items and hosts in-store parties for tween girls. Our Justice stores are located primarily in power centers, off-mall retail locations that draw customers intent on apparel shopping. We believe our Justice customers are value conscious but still want the latest in fashion and accessories and we strive to provide this balance to them. Justice stores are fun, interactive places to shop. Store exteriors display the logo “Justice... Just for Girls” and the interiors are bright, colorful inviting spaces with unique fixtures highlighting the merchandise assortment.
Performance Overview
Tween Brands, Inc. had poor sales and earnings for the second quarter, which ultimately led to a disappointing spring season. Although we increased net sales by 15% for the second quarter and spring season, we were unable to capitalize on the increase, finishing behind the comparable 2006 periods in both operating income and net income.
Net sales for the quarter reached $213.7 million, up 15% over second quarter 2006 net sales of $185.8 million. The sales increase, however, was driven by increases in store count since the end of the second quarter 2006. As such, comparable store sales growth for the total company decreased 2% as compared to the 10% comparable store sales growth reported for last year’s second quarter. Both brands posted comparable store sales results below our expectations at the outset of the second quarter 2007, with a 4% decrease at Limited Too and a 13% increase at Justice for the 115 stores that were open at least one year during the quarter. Our operating income for the quarter decreased 71%, and declined 290 basis points as a percentage of net sales (“bps”), over the second quarter of 2006 due to lower internal gross margin rates (gross margin less buying and occupancy expenses), increased buying and occupancy expenses and increased store operating, general and administrative expenses. A more detailed discussion of these factors begins on page 17. Earnings per diluted share decreased 61% from $0.18 in second quarter 2006 to $0.07 per share this quarter.
We attribute our results in the second quarter and spring season of 2007 to two components. First, a large number of school districts pushed their back-to-school start dates later into the year, causing sales to decline in the second quarter and spring season. Along with this shift, several states, including Texas and Florida, where 18% of our stores are located, moved their sales tax holiday periods to coincide with their later school start dates. Second, a macro-economic decline in mall and off-mall traffic caused a reduction in transactions, which could not be overcome by our increased marketing spending. Together these two factors were largely responsible for the 2% decline in comparable store sales. Due to our reduced sales, we took extra markdowns to clear merchandise from our stores and better position our inventory levels for the back-to-school shopping season. We were successful in this endeavor and our combined in-store inventory was down 6% at cost on a per square foot basis from the end of the second quarter 2006.
Despite the factors mentioned above, we believe Limited Too and Justice still have the hottest, wear now fashions for back-to-school, including babydoll and fun-printed tops, plaid Bermuda shorts, ballet flats and backpacks. We believe we are well positioned for the second half of the year, and have the right assortment of apparel, accessories and lifestyle items for our tweens. We are especially excited about our lifestyle items, highlighted by Webkinz and High School Musical II licensed items, as well as text messengers, digital cameras, hand-held games and licensed items from Hannah Montana. We believe our Limited Too and Justice brands are every bit as popular with our tween girl and her mom as they have always been and continue to provide cutting edge styles for the current season.
Limited Too
At Limited Too we continue to employ our sophisticated marketing and database analytics to design campaigns and promotional initiatives to drive store traffic and build transaction values. In the second quarter of 2007, we continued dual distribution of our Too Bucks and Bonus Cards as well as circulated our regular summer and back-to-school catazines. As announced in the first quarter, we launched a June transitional mini-catazine which together with our new back-to-school private sale brought in $11.0 million of sales for the quarter. We continue to believe our catazines are the best vehicles to reach our tween customer and generate interest in our product, and we mailed 29% more catazines in the second quarter of 2007 than in the second quarter of 2006. Also in the second quarter of 2007, we focused our direct mail efforts on the new back-to-school private sale and used a voicemail reminder to drive customers to our summer sale event. Overall, total customer marketing contacts were up 54% over the second quarter of 2006, mainly driven by the mini-catazine, back-to-school private sale, direct mail piece and summer sale voicemail. We found we were successful in driving core customers to our stores when utilizing direct mail and catazine marketing. During non-marketing periods, however, we felt the impact of the lower mall traffic more severely.
From a merchandising standpoint, the best performing categories during the quarter for Limited Too were casual tops, active bottoms, accessories and lifestyles. Strong performing departments within those categories included cut and sew casual tops, sweaters, casual shorts, sweatshirts, graphic bottoms and dresses. Other notable contributors to our fashion hits were from the non-apparel category and included girlcare and lifestyles items. Both categories displayed solid increases despite tough comparisons against 2006 results. Categories where results were below our expectation included our casual bottoms and intimate apparel.
Justice
At our Justice brand, we continued to distribute our Fun Card, which has historically helped to drive transactions, and in addition, also introduced three new catazines during the second quarter of 2007: two back-to-school editions and a Memorial Day mini-catazine. With a total circulation of nearly 1.9 million books during the quarter, the Justice catazine contributed $10.0 million of sales to the second quarter and demonstrated it can be a reliable and effective marketing tool for this brand. These catazines, along with other marketing programs, including our back-to-school preview, birthday party bounce-back and birthday mailer, proved positive for Justice’s sales during the second quarter 2007
All of the merchandise categories did well at Justice with the exception of casual bottoms, which is comprised of pants, denim jeanswear and skirts. Sizeable average store sales increases were posted in all other categories, with greater than fifty percent increases in shirts, sweaters, sweatshirts, active shorts and dresses. The non-apparel categories also performed favorably, with the largest gains seen in the hair accessories, footwear, party, and lifestyle departments. Late in the second quarter of 2007, we launched our intimate apparel category, bras, underwear and sleepwear. We felt the addition was a good opportunity to further satisfy our girl’s needs and we look forward to positive results from the intimate category in the future.
Finally, we are continuing our work on a Justice large format store. These stores are expected to be 15% to 25% larger than the average Justice store today, allowing for the expansion of existing merchandise categories, the addition of new and exciting categories and additional space to expand our successful party business.

Sales Analysis
The following summarized sales data compares the thirteen and twenty-six week periods ended August 4, 2007 and August 5, 2006:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 4,	August 5,	%	August 4,	August 5,	%
	2007	2006 (1)	Change	2007	2006 (1)	Change
Limited Too and Justice:

Average dollar value of unit sold at retail (“AUR”) (2)	11.68	12.19	-4%	$12.41	12.96	-4%
Average number of units per transaction (“UPT”)	4.33	4.07	6%	4.35	4.08	7%
Average dollar sales value per transaction (“ADS”) (3)	$50.52	$49.57	2%	$54.03	$52.85	2%
Number of transactions per average store (4)	5,367	5,712	-6%	10,475	10,839	-3%
Sales from transactions over $50 (% of total sales)	73.4%	74.0%		77.7%	77.5%
Transactions over $50 (% of total transactions)	35.8%	34.7%		39.5%	38.7%

(1)	The above metrics for 2006 have been adjusted from the reported values in previous filings due to the extra week in fiscal year 2006. The second quarter of 2006 as reported began on April 30, 2006 and ended July 29, 2006; the above numbers are from the 13 week period beginning on May 7, 2006 and ending on August 5, 2006. The spring season of 2006 as reported began on January 29, 2006 and ended July 29, 2006; the above numbers are from the 26 week period beginning on February 5, 2006 and ending on August 5, 2006.

(2)	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars for the period by the number of units sold during the period.

(3)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(4)	Number of transactions per average store is the result of dividing the total number of transactions for the fiscal period by the average store count, which reflects the impact of opening and closing stores throughout the period.
While our UPT was up 6% on a quarterly basis and 7% on a seasonal basis, our AUR was down, which led to a smaller, but still positive 2% increase in our ADS for both the quarter and the season. For the second quarter of 2007 this positive growth in our ADS was overcome by the decrease in our average store transactions, resulting in our 2% decline in comparable store sales. For the spring season, our decrease in average store transactions was less acute, resulting in a 1% increase in comparable store sales.
The following table compares components of the consolidated statements of operations as a percentage of net sales at the end of each period:

	Thirteen Weeks		Twenty-Six Weeks
	Ended		Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	67.9%	66.2%	65.0%	64.1%

Gross income	32.1%	33.8%	35.0%	35.9%
Store operating, general and administrative expenses	31.1%	29.9%	30.4%	29.4%

Operating income	1.0%	3.9%	4.6%	6.5%
Interest income, net	0.3%	0.7%	0.4%	0.7%

Earnings before income taxes	1.3%	4.6%	5.0%	7.2%
Provision for income taxes	0.3%	1.4%	1.7%	2.6%

Net income	1.0%	3.2%	3.3%	4.6%

Operational Summary
Summarized operational data for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 is presented below:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 4,	July 29,	%	August 4,	July 29,	%
	2007	2006	Change	2007	2006	Change
Limited Too and Justice:
Net sales (millions) (1)	$213.7	$185.8	15%	$436.9	$380.9	15%

Comparable store sales (2)	-2%	10%		1%	10%
Net store sales per average square foot (3)	$64.8	$64.3	1%	$135.3	$133.0	2%
Sales per average store (thousands) (4)	$291.3	$269.6	8%	$595.7	$552.7	8%

Average store size at period end (gross square feet)	4,164	4,184	0%	4,164	4,184	0%
Total gross square feet at period end (thousands)	3,273	2,849	15%	3,273	2,849	15%
Store inventory per gross square foot at period end (5)	$31.53	$33.50	-6%	$31.54	$33.50	-6%
Store inventory per store at period end (5)	$131,331	$140,137	-6%	$131,331	$140,137	-6%

Number of stores:
Beginning of period	754	667		722	666
Opened	33	14		68	27
Closed	(1)	—		(4)	(12)

End of period	786	681		786	681

Limited Too stores remodeled	16	14		22	24

Number of Limited Too stores	573	566		573	566
Number of Justice stores	213	115		213	115

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; international revenue and partner advertising revenue.

(2)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(3)	Net store sales per average square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(4)	Sales per average store is the result of dividing gross store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes store inventory net of estimated shrink.
Gross Income
Our gross income increased $5.7 million, but declined 170 bps, in the second quarter of 2007 from the second quarter of 2006. Our gross income excluding buying and occupancy costs (“internal gross income”) increased $13.8 million, but was down 130 bps from the 2006 quarter due to lower merchandise margins, driven by increased markdowns, which were slightly offset by improved direct sourcing income. Buying and occupancy costs increased $8.1 million, or 40 bps, from the second quarter of 2006 due to higher store occupancy expenses related to increased store count and rent increases resulting from lease renewals, as well as incremental Limited Too catazine costs.
Our gross income increased $16.5 million, but declined 90 bps, in the year-to-date period of 2007 from the year-to-date period of 2006. Our internal gross income increased $31.0 million, but was down 90 bps to the 2006 period due primarily to increased markdowns. Buying and occupancy costs increased $14.5 million, but were flat in bps, from the year-to-date period of 2006 due to higher store occupancy expenses related to increased store count and rent increases resulting from lease renewals, as well as incremental Limited Too catazine costs.
Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in store operating, general and administrative expenses (see “Store Operating, General and Administrative Expenses”).

Store Operating, General and Administrative Expenses
Store operating, general and administrative expenses increased $10.8 million, or 120 bps, from the second quarter 2006. The increase is outlined in the table below (in thousands, except basis point amounts):

	Q2 2007 vs. Q2 2006
	increase/(decrease)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$5,615	10
Home office	1,560	(30)
Marketing	2,203	90
Distribution Center	(93)	(20)
Other	1,495	70

Total change	$10,780	120

Store payroll and operating expenses for the quarter increased nearly 16% in dollars from the second quarter of 2006, driven by the net addition of 105 stores. Home office expenses for the quarter also increased in dollars, primarily due to higher hardware, software and consulting expenses related to our multi-year information technology initiative, as well as an increase in payroll expenses to support our continued growth. Marketing expenses for the second quarter of 2007 were higher than the second quarter of 2006 due primarily to the production and mailing costs of three incremental Justice catazines and increased direct marketing spending. Other SG&A expenses increased 70 bps driven principally by increased severance expense and higher direct to consumer fulfillment expenses.
Store operating, general and administrative expenses increased $21.0 million, or 100 bps, from the 2006 year-to-date period. The increase is outlined in the table below (in thousands, except basis point amounts):

	YTD 2007 vs. YTD 2006
	increase/(decrease)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$11,393	30
Home office	4,725	10
Marketing	4,615	90
Distribution Center	(32)	(10)
Other	312	(20)

Total change	$21,013	100

Store payroll and operating expenses for the 2007 year-to-date period increased over 16% in dollars from the year-to-date period of 2006, driven by the net addition of 105 stores. Home office expenses for the season also increased in dollars, due principally to higher hardware, software and consulting expenses related to our multi-year information technology initiative, as well as an increase in payroll expenses to support our continued growth. Marketing expenses for the year-to-date period of 2007 were higher than the year-to-date period of 2006 due primarily to the production and mailing costs of three incremental Justice catazines and increased direct marketing spending. Other SG&A expenses decreased 20 bps driven principally by increased severance expense and higher direct to consumer fulfillment expenses, which were more than offset by lower benefit expenses.
Income Taxes
The effective tax rate for the second quarter of 2007 decreased to 22.9%, down from the second quarter of 2006 effective tax rate of 30.2%. The decrease was primarily the result of favorable state tax settlements and higher than expected tax credits.
The effective tax rate for the year-to-date period of 2007 decreased to 33.1%, down from the year-to-date period of 2006 effective tax rate of 35.4%. The decrease was primarily the result of favorable state tax settlements and higher than expected tax credits.

Financial Condition
Our balance sheet remains strong, as we were able to finance all capital expenditures with existing working capital and cash generated from operations, while still ending the quarter with $60.6 million in cash and short-term investments. In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key indicators of financial health.
Liquidity and Capital Resources
Cash generated from operations remains the primary source to support ongoing operations, projected business growth, seasonal working capital requirements, and capital expenditures. In an effort to increase shareholder value, we have and may continue to repurchase our common stock. At the end of the second quarter of 2007, our working capital (defined as current assets less restricted assets and current liabilities) was $118.6 million, down from $172.8 million on February 3, 2007. The decrease was primarily due to the $60.9 million of cash used since the beginning of the year to repurchase common stock. The table below summarizes our working capital position and capitalization (in thousands):

	August 4,	February 3,
	2007	2007
Working Capital	$118,648	$172,758

Capitalization:
Long-term debt	—	—
Shareholders’ equity	331,887	371,326

Total capitalization	$331,887	$371,326

Amounts available under the credit facility	$98,096	$99,446
Restricted assets	$1,257	$1,235
Our working capital decreased, which caused our overall liquidity to dip slightly under the industry average as shown below:

	Tween Brands, Inc.				Apparel
	August 4, 2007		February 3, 2007		Industry **	S&P 500
Current Ratio	2.0		2.6		2.4	1.3
Debt/Equity Ratio	—	*	—	*	0.4	1.7

*	Tween Brands, Inc. currently has no debt

**	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN©Money
While we expect to maintain significant overall liquidity, we recognize the specialty retail industry can be highly volatile and fashion missteps can quickly impact the ability to generate operating cash. We continually evaluate and strive to maximize our capital structure and may from time to time make changes to our capital structure without prior notice, unless specifically required by applicable regulations. These changes may include, but are not limited to, modifying our ongoing share repurchase program, offering stock or debt securities, borrowing under or amending our revolving credit facility, or taking on long-term fixed or variable rate debt. A further description of our share repurchase program is below, see Stock Repurchase Program on page 20.

Net Change in Cash and Equivalents
The table below summarizes our net (decrease)/increase in cash and equivalents for the twenty-six weeks ended August 4, 2007 and July 29, 2006 (in thousands):

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2007	2006
Net cash provided by(used for) operating activities	$13,637	$(6,863)
Net cash provided by investing activities	33,461	56,790
Net cash used for financing activities	(49,828)	(31,574)

Net (decrease)/increase in cash and equivalents	$(2,730)	$18,353

Cash Flows from Operating Activities
Net cash provided by operating activities amounted to $13.6 million for the year-to-date period ended August 4, 2007, up $20.5 million when compared to net cash used for operating activities of $6.9 million for the same period of 2006. The table below outlines the changes in cash flow from operating activities during the twenty-six week period (in thousands):

YTD 2007 vs YTD 2006
increase/(decrease)
Changes in:
Net income, net of non-cash expenses	$(800)
Accounts payable and accrued expenses	16,403
Income taxes	(7,541)
Inventory	5,904
Other	6,534

Total change in cash flows from operating activities	$20,500

Net income, net of non-cash expenses, was down 2% over year to date 2006 due primarily to lower total company net income. Cash used for accounts payable and accrued expenses decreased due to the timing of inventory payments near the end of the quarter. The increase in the use of cash for income taxes for year-to-date 2007 over the same period in 2006 is due primarily to the amount of our 2006 extension payment and our 2007 first and second quarter estimated tax payments exceeding those made for the corresponding periods in 2006. Additionally, our fiscal 2007 year-to-date provision is less than that recorded for the same period in 2006. Cash used to purchase inventory was lower in the year-to-date period of 2007 versus the same period of 2006 mainly due to our continued efforts to achieve a cleaner and better-managed inventory position.
Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $33.5 million for the year-to-date period ended August 4, 2007, down $23.3 million from the $56.8 million provided during the same period of 2006. The table below outlines the changes in cash flow from investing activities during the twenty-six week period (in thousands):

YTD 2007 vs YTD 2006
increase/(decrease)
Changes in:
Investments	$3,155
Capital expenditures	(29,639)
Non-qualified benefit plan funding	3,166
Other	(11)

Total change in cash flows from investing activities	$(23,329)

We generated $89.7 million in the year-to-date period ended August 4, 2007, by liquidating our marketable securities, an increase of $3.2 million when compared to the $86.5 million generated in the same period of 2006.

Our capital expenditures increased over the twenty-six week period ended August 4, 2007 as compared to the same period in 2006, due primarily to new store openings as well as our home office building expansion. Our non-qualified plan funding is down despite increased payroll expenses due primarily to a large contribution made in the first half of 2006 not repeated in the first half of 2007.
Cash Flows from Financing Activities
Net cash used for financing activities amounted to $49.8 million for the year-to-date period ended August 4, 2007, an increase in use of $18.2 million from $31.6 million used during the same period of 2006. The table below outlines the changes in cash flow from financing activities during the twenty-six week period (in thousands):

YTD 2007 vs YTD 2006
increase/(decrease)
Changes in:
Purchases of treasury stock	$20,883
Change in cash overdraft position	(4,750)
Stock options and other equity changes	2,121

Total change in cash flows from financing activities	$18,254

We purchased 1.7 million shares for an aggregate purchase price of $60.9 million during the first half of 2007. For the same period of 2006, we purchased 1.1 million shares for an aggregate purchase price of $40.0 million. Although our share repurchase program remains in place, no shares have been repurchased thus far in the third quarter of 2007. Refer to Item 2 of PART II of this Form 10-Q for further information.
Credit Facility
In October 2005, we entered into an unsecured credit facility providing us with a $100 million revolving line of credit, which can be increased up to $150 million at management’s option, under certain circumstances. Refer to Note 6 to our Consolidated Financial Statements for further detail.
Stock Repurchase Program
As of fiscal year end 2006, $105.0 million was remaining under the stock repurchase program. In the first quarter of 2007, we used $59.2 million under our August 2006 Board authorized stock repurchase program. In May 2007, our Board of Directors reauthorized the stock repurchase program and increased the amount available to $150 million. Subsequent to this reauthorization in the second quarter of 2007, we repurchased 40,000 shares under the re-authorization. Purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any additional shares under the amended share repurchase program.
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
•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	Decline in the demand for our merchandise;

•	The impact of competition and pricing;

•	Effectiveness of our brand awareness and marketing programs;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	The impact of modifying and implementing new information technology systems;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Currency and exchange risks;

•	Availability of suitable store locations at appropriate terms;

•	Ability to develop new merchandise;

•	Risk associated with legal or regulatory proceedings;

•	Ability to hire and train associates;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	The security of our computer network;

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks as described in other reports and filings we make with the Securities and Exchange Commission.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
To the extent we borrow under our credit facility or otherwise, we will be exposed to market risk related to changes in interest rates. At August 4, 2007, no direct borrowings were outstanding under the new credit facility. Additionally, we purchase investments with original maturities of 90 days or less and also hold investments with original maturities of at least 91 days but less than five years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.

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
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, there has been no such change during the thirteen weeks ended August 4, 2007. During the second fiscal quarter of 2007, we installed a new general ledger and accounts payable system. We have evaluated the controls potentially impacted by the implementation of this new system and do not believe there have been any material changes to those controls or to our overall financial reporting control environment related to this installation.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On August 24, 2007, a proposed class action complaint was filed by a purported purchaser of Tween Brands securities naming Tween Brands, Inc. and our Chief Executive Officer as defendants. The complaint, captioned June Gruhn v. Tween Brands, Inc., et al. (07 CV 852), was filed in the United States District Court for the Southern District of Ohio and asserts a single cause of action under Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder (the “Gruhn action”). The Gruhn action purports to be brought on behalf of all purchasers of Tween Brands common stock from June 8, 2007 through August 21, 2007. At this stage, it is impossible to predict the outcome of this proceeding or its impact on Tween Brands. However, we currently do not believe the impact of this litigation will have a material adverse effect on our results of operations, cash flows or financial position. We believe the allegations made in the complaint are without merit and intend to vigorously defend the action.
From time-to-time we also may become involved in various litigation and regulatory matters incidental to operations of our business. It is our opinion the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
Item 1A. Risk Factors.
There have been no material changes to our Risk Factors as disclosed in our Fiscal 2006 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table illustrates our purchases of equity securities during the second quarter 2007 and the maximum dollar value of shares that may yet be purchased under the Board authorized share repurchase program:

	Total Number		Total Number of	Maximum Dollar Value
	of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly Announced	Yet be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
May (May 6, 2007 through June 2, 2007)	—	—	—	$150,000,000
June (June 3, 2007 through July 7, 2007)	40,300	$41.30	40,300	$148,335,541
July (July 8, 2007 through August 4, 2007)	—	—	—	$148,335,541

Total	40,300	$41.30	40,300	$148,335,541

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

Item 4. Submission of Matters to a Vote of Security Holders.
(a) On May 24, 2007, we held our Annual Meeting of Stockholders.
(b) See paragraph (c) below.
(c) At the Annual Meeting, our stockholders elected three Class C Directors to the Board of Directors by the following vote:

Director Nominees	Shares Voted For	Shares Withheld
David A. Krinsky	28,121,165	271,329
Kenneth T. Stevens	27,636,868	755,626
Kenneth J. Strottman	27,654,459	738,035
The term of office of our Directors, Elizabeth M. Eveillard, Nancy J. Kramer, Philip E. Mallott, Fredric M. Roberts and Michael W. Rayden continued after the annual meeting.
At the annual meeting, our stockholders were also asked to ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the 2007 fiscal year. Of the 30,678,032 shares present in person or represented by proxy at the meeting, 28,196,451 shares were voted for the ratification of Deloitte & Touche LLP, 10,401 shares were voted against the plan, and 185,641 shares were abstained from voting with respect to the ratification of Deloitte & Touch LLP.
Item 6. Exhibits.
Exhibits

10.1	*	Second Amendment to Credit Agreement, dated May 21, 2007, by and among Tween Brands, Inc., each of Tween Brands, Inc.’s domestic subsidiaries, as Guarantors, National City Bank, as Lead Arranger and Administrative Agent, Fifth Third Bank, as Syndication Agent, Bank of America, as Documentation Agent, LaSalle Bank National Association, as Managing Agent, and Citicorp USA, Inc. as Lender.

31.1	*	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Periodic Report by the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Periodic Report by the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

+	Furnished with this Report.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWEEN BRANDS, INC. (Registrant)
By:	/s/ Paul C. Carbone
Paul C. Carbone
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 5, 2007