Form 10-Q
period 2007-11-03
TWEEN BRANDS, INC.
filed 2007-12-10
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 3, 2007

$.01 Par Value	24,655,636 Shares

TWEEN BRANDS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	$260,910	$230,481	$697,841	$611,418
Cost of goods sold, including buying and occupancy costs	166,984	137,986	450,849	382,355

Gross income	93,926	92,495	246,992	229,063
Store operating, general and administrative expenses	72,699	62,999	205,613	174,900

Operating income	21,227	29,496	41,379	54,163
Interest (expense) income, net	(803)	1,085	838	3,683

Earnings before income taxes	20,424	30,581	42,217	57,846
Provision for income taxes	7,422	11,577	14,642	21,241

Net income	$13,002	$19,004	$27,575	$36,605

Net income per share:

Basic	$0.47	$0.59	$0.92	$1.12

Diluted	$0.46	$0.58	$0.91	$1.10

Weighted average common shares:

Basic	27,586	32,188	29,845	32,679

Diluted	28,249	32,883	30,438	33,338

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	November 3,	February 3,
	2007	2007
ASSETS
Current Assets:
Cash and equivalents	$42,669	$48,394
Investments	11,750	99,164
Restricted assets	1,268	1,235
Accounts receivable, net	21,889	13,878
Inventories, net	130,237	91,742
Store supplies	15,322	14,806
Prepaid expenses and other current assets	15,562	15,236

Total current assets	238,697	284,455

Property and equipment, net	295,337	235,516
Long-term investments	2,465	17,054
Deferred income taxes	10,330	8,166
Assets held in trust and other	26,600	24,486

Total assets	$573,429	$569,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,977	$37,150
Accrued expenses	50,150	38,849
Deferred revenue	11,715	13,584
Income taxes payable and unrecognized tax benefits	480	20,879

Total current liabilities	110,322	110,462

Long-term debt	175,000	—
Deferred tenant allowances from landlords	66,101	53,687
Supplemental retirement and deferred compensation liability	22,895	20,362
Accrued straight-line rent, unrecognized tax benefits and other	26,877	13,840

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 36.9 million and 36.6 million shares issued, 24.7 million and 32.1 million shares outstanding at November 3, 2007 and February 3, 2007, respectively	369	366
Treasury stock, at cost, 12.3 million and 4.5 million shares at November 3, 2007 and February 3, 2007, respectively	(356,437)	(120,554)
Paid in capital	185,192	173,394
Retained earnings	343,110	318,120

Total shareholders’ equity	172,234	371,326

Total liabilities and shareholders’ equity	$573,429	$569,677

The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2007	2006

Operating activities:

Net income	$27,575	$36,605

Impact of other operating activities on cash flows:
Depreciation and amortization expense	27,276	23,123
Amortization of tenant allowances	(7,014)	(6,154)
Loss on disposal of fixed assets	1,037	1,028
Deferred income taxes	655	(1,758)
Tax benefit from stock option exercises	(1,588)	(1,480)
Stock-based compensation expense	7,021	5,943

Changes in assets and liabilities:

Inventories	(38,495)	(49,020)
Accounts payable and accrued expenses	17,715	13,034
Income taxes payable	(14,143)	900
Other assets	(5,256)	(7,127)
Tenant allowances received	15,317	7,765
Other long-term liabilities	5,496	4,761

Net cash provided by operating activities	35,596	27,620

Investing activities:

Capital expenditures	(86,316)	(50,096)
Funding of nonqualified benefit plans	(1,222)	(5,338)
Purchase of investments	(88,897)	(186,128)
Sale of investments	190,663	268,669
Change in restricted assets	(33)	(18)

Net cash provided by investing activities	14,195	27,089

Financing activities:

Purchases of treasury stock	(235,883)	(59,959)
Proceeds from issuance of long-term debt	175,000	—
Excess tax benefit from stock option exercises	1,588	1,480
Change in cash overdraft	587	2,194
Stock options and other equity changes	3,192	5,599

Net cash used for financing activities	(55,516)	(50,686)

Net (decrease) increase in cash and equivalents	(5,725)	4,023
Cash and equivalents, beginning of year	48,394	22,248

Cash and equivalents, end of period	$42,669	$26,271

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15,304	$22,099
Cash paid for interest	$132	$136
Fixed asset additions in accounts payable	$1,818	$194
The accompanying notes are an integral part of these consolidated financial statements.

TWEEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Tween Brands, Inc., (referred to herein as “Tween Brands,” the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing brands, Limited Too and Justice. Both of our brands target customers who are girls ages 7 to 14 (“tweens”). We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company, currently traded on the New York Stock Exchange under the symbol ‘TWB’. Limited Too sells apparel, footwear, lifestyle and girlcare products for fashion-aware, trend-setting tween girls. Justice, launched in January 2004, sells apparel, footwear and lifestyle accessories and hosts in-store parties for tween girls. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
The accompanying consolidated financial statements include the accounts of Tween Brands, Inc. and all subsidiaries more than 50% owned and reflect our assets, liabilities, results of operations and cash flows on a historical cost basis. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
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
2. Credit Facility
In September 2007, we entered into a new unsecured $275 million credit agreement with Bank of America, N.A. (“Bank of America”) and various other lenders (the “new credit facility”). The new credit facility replaced the October 2005 credit facility and provides for a $100 million revolving line of credit, which can be increased to $150 million at our option under certain circumstances. The new credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases, and general corporate purchases, and is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. A portion of the new credit facility in an aggregate amount not to exceed $20 million is available for swingline loans. The new credit facility also contains a delayed draw term loan in an aggregate principal amount not to exceed $175 million (the “Term Loan”) and is available for financing repurchases of common stock. As of November 3, 2007, the total amount of the Term Loan has been borrowed for share repurchases. The new credit facility is scheduled to mature on September 12, 2012.
Payments on the principal of the Term Loan shall be repaid annually on the last business day of each of our fiscal years, commencing with the 2008 fiscal year, based on a twenty year straight line amortization of the aggregate principal balance of the Term Loan. On the expiration date in 2012, a final payment in an amount equal to the entire outstanding principal balance of the Term Loan, together with accrued and unpaid interest thereon and other amounts payable under this agreement will be required. Interest on the outstanding unpaid principal amount of the Term Loan shall be paid based on our choosing of either a Prime or LIBOR rate quoted for one, two, three or six months. The table below details the Term Loan principal payment obligations as of November 3, 2007 (in thousands):

Fiscal Year	Annual Principal Payment
2008	$8,750
2009	$8,750
2010	$8,750
2011	$8,750
Thereafter	$140,000
Our new credit facility contains financial covenants which require us to maintain certain cash flow and leverage covenants, as well as restricts our ability to incur additional debt. As of November 3, 2007, we believe we are in compliance with all material terms of the new credit facility. Except for the use of the Term Loan to fund the repurchase of shares as described below, as of November 3, 2007, we have no direct borrowings outstanding under the new credit facility.
3. Share-Based Compensation
In 1999, we adopted the 1999 Stock Option and Performance Incentive Plan and the 1999 Stock Plan for Non-Associate Directors, and in 2005, our shareholders approved the adoption of the 2005 Stock Option and Performance Incentive Plan and the 2005 Stock Plan for Non-Associate Directors (collectively, the “Plans”).
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
For the thirteen weeks ended November 3, 2007, our results of operations included $2.2 million ($1.5 million net of tax) of share-based compensation expense which had a $0.05 impact on both earnings per basic share and earnings per diluted share. For the thirteen weeks ended October 28, 2006, our results of operations included $1.9 million ($1.3 million net of tax) of share-based compensation expense which had a $0.04 impact on both earnings per basic share and earnings per diluted share.
For the thirty-nine weeks ended November 3, 2007, our results of operations included $7.0 million ($4.8 million net of tax) of share-based compensation expense which had a $0.16 impact on both earnings per basic share and earnings per diluted share. For the thirty-nine weeks ended October 28, 2006, our results of operations include $5.9 million ($4.0 million net of tax) of share-based compensation expense which had a $0.12 impact on both earnings per basic share and earnings per diluted share.

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Expected life (in years)	5.3	5.3	5.3	5.3
Forfeiture rate	14%	15%	14%	15%
Dividend rate	—	—	—	—
Price volatility	44%	47%	44%	47%
Risk-free interest rate	4.6%	4.7%	4.7%	4.3%
The weighted average fair value per share of options granted during the thirteen weeks ended November 3, 2007 and October 28, 2006 was $14.06 and $16.36, respectively. The weighted average fair value per share of options granted during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $16.69 and $14.27, respectively.
A summary of changes in our outstanding stock options for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 is presented below:

	Thirteen Weeks Ended
	November 3, 2007		October 28, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of quarter	1,649,547	$27.65	1,706,288	$24.43
Granted	32,500	28.12	12,500	33.85
Exercised	(23,534)	21.61	(13,839)	20.13
Cancelled	(19,187)	33.58	(12,535)	24.34

Outstanding, end of quarter	1,639,326	$27.67	1,692,414	$24.54

Options exercisable, end of quarter	1,002,896	$24.97	1,050,172	$24.45

	Thirty-Nine Weeks Ended
	November 3, 2007		October 28, 2006
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	1,620,849	$25.57	1,711,663	$23.02
Granted	274,757	36.11	266,307	29.93
Exercised	(198,799)	20.01	(261,339)	20.84
Cancelled	(57,481)	35.06	(24,217)	22.28

Outstanding, end of period	1,639,326	$27.67	1,692,414	$24.54

Options exercisable, end of period	1,002,896	$24.97	1,050,172	$24.45

A summary of changes in our restricted stock granted as compensation to employees for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 is presented below:

	Thirteen Weeks Ended
	November 3, 2007		October 28, 2006
		Weighted		Weighted Average
	Number of	Average Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Outstanding, beginning of quarter	575,124	$30.44	531,169	$27.07
Granted	32,500	29.45	10,500	34.23
Vested	(58,875)	19.22	(1,250)	28.46
Cancelled	(13,460)	34.60	(2,092)	29.32

Outstanding, end of quarter	535,289	$29.76	538,327	$27.20

	Thirty-Nine Weeks Ended
	November 3, 2007		October 28, 2006
		Weighted		Weighted Average
	Number of	Average Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Outstanding, beginning of year	588,158	$28.28	512,945	$25.52
Granted	178,953	35.69	138,785	30.09
Vested	(196,752)	25.04	(102,566)	22.53
Cancelled	(35,070)	35.42	(10,837)	28.48

Outstanding, end of period	535,289	$29.76	538,327	$27.20

As of November 3, 2007, total unrecognized share-based compensation expense related to non-vested stock options and restricted stock was $15.4 million, which is expected to be recognized over a weighted average period of 2.4 years. As of October 28, 2006, total unrecognized share-based compensation expense related to non-vested stock options was approximately $12.0 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.
4. Investments
At November 3, 2007, we held investments in securities classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determine the appropriate classification at the time of purchase. All such securities held by us at November 3, 2007 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at November 3, 2007 and February 3, 2007, respectively (in thousands):

	November 3, 2007		February 3, 2007
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$8,728	$2,462	$14,308	$16,982
Gross unrealized holding gains	—	—	—	—
Gross unrealized holding losses	7	3	32	72

Net carrying amount	$8,735	$2,465	$14,340	$17,054

During the thirty-nine weeks ended November 3, 2007, $0.8 million of cash was used to purchase held-to-maturity securities while $20.8 million of cash was generated by the maturation of held-to-maturity securities.
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
The table below details the marketable securities classified as available-for-sale owned by us at November 3, 2007 and February 3, 2007, respectively (in thousands):

	November 3, 2007	February 3, 2007
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$3,015	$84,824
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$3,015	$84,824

During the thirty-nine weeks ended November 3, 2007, $88.1 million of cash was used to purchase available-for-sale securities while $169.9 million of cash was generated by the sale of available-for-sale securities.
5. Property and Equipment
Property and equipment, at cost, consisted of (in thousands):

	November 3,	February 3,
	2007	2007
Land and land improvements	$16,424	$14,963
Buildings	39,057	43,836
Furniture, fixtures and equipment	242,505	210,522
Leasehold improvements	156,234	134,238
Construction-in-progress	33,598	10,680

Total	487,818	414,239

Less: accumulated depreciation	(192,481)	(178,723)

Property and equipment, net	$295,337	$235,516

6. Income Taxes
The effective tax rate for the third quarter of 2007 decreased to 36.3%, down from the third quarter of 2006 effective tax rate of 37.9%. The decrease was primarily the result of favorable state tax settlements.
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on February 4, 2007. As a result of the implementation of FIN 48, we recorded a decrease of $2.6 million to opening retained earnings. At the adoption date, we had $12.6 million of gross unrecognized tax benefits. At November 3, 2007, we had $11.1 million of gross unrecognized tax benefits.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of February 4, 2007, we recorded gross liabilities of approximately $2.8 million for the payment of interest and penalties. At November 3, 2007, we had gross liabilities of approximately $2.2 million for the payment of interest and penalties.
The Internal Revenue Service began its audit of our fiscal 2004 and 2005 income tax returns during the first quarter of 2007. We are also currently under examination by several state jurisdictions for fiscal periods spanning from 1999 through 2005. Based on the number of tax years currently under audit by the relevant taxing authorities, we anticipate several of these examinations may be finalized in the foreseeable future. Due to the nature of these examinations, however, it is not possible to estimate the impact of such changes, if any, to previously recorded uncertain tax positions. Of the gross unrecognized tax benefits recorded as of the adoption date, approximately $6.1 million would, if recognized, favorably impact the effective tax rate in future periods. As of November 3, 2007, approximately $5.1 million would, if recognized, favorably impact the effective tax rate in future periods. The remaining balance would be adjusted through the consolidated balance sheet without impacting our annual effective tax rate.
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
7. Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method. Also reflected is the potential dilution that could occur if we choose the option of settling the purchase price adjustment in common shares at the settlement of the Accelerated Share Repurchase (“ASR”). Refer to Note 8 of our Consolidated Financial Statements for further information regarding the ASR.
The following table shows the amounts used in the computation of earnings per basic share and earnings per diluted share (in thousands):

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net income	$13,002	$19,004	$27,575	$36,605

Weighted average common shares — basic	27,586	32,188	29,845	32,679
Dilutive effect of stock options and restricted stock	369	695	495	659
Dilutive effect of accelerated share repurchase	294	—	98	—

Weighted average common shares — diluted	28,249	32,883	30,438	33,338

Due to the options’ strike price exceeding the average market price of the common shares for the reporting periods, certain options were excluded from the calculation of net income per diluted share. For the thirteen and thirty-nine weeks ended November 3, 2007, options to purchase 340,600 and 260,600 common shares, respectively, were not included in the computation. For the thirteen and thirty-nine weeks ended October 28, 2006, options to purchase 2,500 and 30,000 common shares, respectively, were not included in the computation.
8. Share Repurchase Program
As of fiscal year end 2006, $105.0 million was remaining under the then current share repurchase program. In the first quarter of 2007, we used $59.2 million under our August 2006 Board authorized share repurchase program. In May 2007, our Board of Directors reauthorized the share repurchase program and increased the amount available to $150 million (“May 2007 Share Repurchase Program”). Subsequent to this reauthorization in the second quarter of 2007, we repurchased 40,000 shares. At the end of the third quarter, $148.3 million remained under the May 2007 Share Repurchase Program. There can be no assurance we will repurchase any additional shares under the May 2007 Share Repurchase Program.
In September 2007, our Board of Directors authorized the repurchase of up to $175 million of outstanding common shares (the “September 2007 Share Repurchase Program”). The September 2007 Share Repurchase Program supplements the remaining $148.3 million under the May 2007 Share Repurchase Program. On September 13, 2007, we entered into an agreement with Bank of America to purchase 5.2 million shares of Tween Brands common stock from Bank of America at an initial purchase price of $27.55 per share as part of an accelerated share repurchase program (the “ASR”). The Term Loan, described in Note 2, was used to fund the ASR, and accordingly, approximately $143.3 million was borrowed under the Term Loan in connection with the initial purchase of shares under the ASR. Pursuant to the ASR, Bank of America is expected to purchase shares of our common stock in the open market during a period expected not to exceed five months. Upon completion of the ASR, the initial price of the shares purchased by us from Bank of America is subject to a price adjustment based on the volume weighted average price of the shares during this period. The price adjustment has a pre-established maximum threshold for a portion of the transaction and spans an averaging period which can not exceed five months. Total consideration paid to repurchase the shares was recorded as a treasury stock repurchase which resulted in a reduction of Shareholders’ Equity and a reduction of common shares outstanding.
Following our initial draw under the Term Loan on September 13, 2007 to fund the ASR, we used the remaining funds from the Term Loan to repurchase an additional 952,300 shares for $31.7 million under the September 2007 Share Repurchase Program.
The September 2007 Share Repurchase Program supplements the remaining $148.3 million under the May 2007 Share Repurchase Program. There can be no assurance we will repurchase any additional shares under the May 2007 Share Repurchase Program.
9. Recently Issued Accounting Standards
In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) position EITF 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” EITF 06-3 provides that entities should present such taxes on either a gross or net basis based on their accounting policies. Our accounting policy is to record such taxes on a net basis. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 on February 4, 2007, had no material impact on our financial position, results of operations or cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effects of the adoption of SFAS No. 157 and have not yet determined the impact on our financial position, results of operations or cash flows.
In September 2006, the FASB ratified the EITF position EITF 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance — Determining the amount that could be realized in accordance with FASB Technical Bulletin 85-4.” EITF 06-5 addresses whether a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. EITF 06-5 also addresses whether a policyholder should consider the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time in determining the amount that could be realized under the insurance contract in accordance with Technical Bulletin 85-4. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The adoption of EITF 06-5 had no material impact on our financial position, results of operations or cash flows.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effects of the adoption of SFAS No. 159 and have not yet determined the impact on our financial position, results of operations or cash flows.
We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.
10. Legal Proceedings
Since August 24, 2007, three purported class action complaints have been filed by purported purchasers of the Company’s common stock against the Company and certain of its officers, asserting claims under the federal securities laws. To date all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include June Gruhn v. Tween Brands, Inc., et al. (07 CV 852), Allison Andrews v. Tween Brands, Inc., et al. (07 CV 894) and John Sefler v. Tween Brands, Inc., et al (07 CV 925). These actions purport to be brought on behalf of all purchasers of the Company’s common stock during various periods beginning as early as February 21, 2007 and ending on August 21, 2007 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and, in one action, Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information.
A status conference was held on October 23, 2007, at which time the actions were consolidated and a preliminary schedule was set. Three plaintiffs have filed motions to be appointed lead plaintiff. The Court has scheduled a non-oral hearing on December 7, 2007 on all motions to appoint lead plaintiff, and intends to issue a decision by December 31, 2007. The lead plaintiff will then have until February 22, 2008 to file a consolidated amended complaint, including a definitive proposed class period and the naming of defendants. Defendants’ motion to dismiss will be due on April 4, 2008. A non-oral hearing on the motion to dismiss has been scheduled for May 16, 2008.
At this stage, it is impossible to predict the outcome of these proceedings or their impact on Tween Brands, Inc. The Company currently believes the allegations made in the complaints are without merit and intends to vigorously defend these actions. The Company believes that, if necessary, insurance coverage will be available under the Company’s insurance policies, subject to self-insured retentions and policy limits, and we do not currently believe the litigation will have a material adverse effect on our results of operations, cash flows or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Company Overview
We operate two brands: Limited Too and Justice. Both of our brands target customers who are girls ages 7 to 14 (“tweens”). Limited Too, with stores located primarily in shopping malls, is a specialty retailer of high quality and fashionable apparel, accessories, footwear, lifestyle and girlcare products for fashion-aware, trend-setting tween girls. Limited Too customers are active, creative and image-conscious girls. They enjoy shopping and describe themselves as “fun” and “cool.” We believe they want a broad assortment of merchandise to compliment their range of wearing occasions, including school, leisure activities and special functions. As such, we continually update our merchandise assortment, which includes non-apparel merchandise, such as candy, jewelry, toiletries, cosmetics, electronic toys and games and lifestyle furnishings for her room. Limited Too also offers a product assortment similar to the one carried at our stores through its website (www.limitedtoo.com) and its catazine (our catalog within a magazine format).
Justice, which opened its first stores in 2004, is our latest specialty retail brand offering fashionable quality apparel, accessories, footwear and lifestyle items and hosts in-store parties for tween girls. Our Justice stores are located primarily in power centers, off-mall retail locations designed to draw customers intent on apparel shopping. We believe our Justice customers are value conscious, but still want the latest in fashion and accessories and we strive to provide this balance to them. Justice stores are fun, interactive places to shop. Store exteriors display the logo “Justice... Just for Girls” and the interiors are bright, colorful inviting spaces with unique fixtures highlighting the merchandise assortment.
Performance Overview
Despite a solid start to the third quarter 2007, fueled by increased back-to-school spending in August, our total third quarter results continued the disappointing trend from the Spring season. Although our total sales grew 13% over third quarter 2006, decreases in our margin rates and our inability to leverage expenses resulted in our operating income for the third quarter 2007 being $8.3 million below last year. Our year-to-date results are similar in nature to our third quarter results with total sales up 14%, but operating income was $12.8 million lower than the like period in 2006.
Net sales for the quarter reached $260.9 million, an increase of 13% over third quarter 2006 net sales of $230.5 million. The sales increase was attributable to the addition of 123 new stores opened since the end of the third quarter 2006, as well as a 4% increase in comparable store sales for the total Company. Both brands posted positive comparable store sales results, with a 1% increase at Limited Too and a 17% increase at Justice. Operating income for the quarter decreased 28%, and declined 470 basis points as a percentage of net sales (“bps”), from the third quarter of 2006. The decrease was driven by lower internal gross margin rates (gross margin less buying and occupancy expenses), increased buying and occupancy expenses and increased store operating, general and administrative expenses. A more detailed discussion of these factors begins on page 18. Earnings per diluted share decreased 21% from $0.58 in the third quarter of 2006 to $0.46 per share this quarter.
We believe some of the challenges we faced in the third quarter were driven by a decline in customer traffic. A host of macroeconomic conditions, including a deterioration of the sub-prime mortgage situation, rising gasoline prices, declining consumer confidence, and the continuing overall uncertainties within the U.S. economy may have exacerbated the decline in traffic. Our results were impacted by the absence of a strong casual bottoms business. Although we did plan this segment to decrease, casual bottoms tend to carry the highest retail ticket prices, and help drive comparable store sales.
We believe Limited Too and Justice have the hottest, wear now fashions and gift ideas for the Holiday season and the remainder of the year. We are cautious in our outlook for the fourth quarter due to the impact of the macroeconomic conditions listed above. We have taken the appropriate levels of early fall markdowns, and our inventory has the right assortment of apparel, accessories and lifestyle items for our tween customers. We continue to be excited about our lifestyle items, highlighted by Webkinz and Hannah Montana licensed items, as well as text messengers, mp-3 players, digital cameras, and various hand-held games. It is our opinion Limited Too and Justice brands remain very popular with our tween girl and her mom and we will continue to bring the hottest fashion in apparel and lifestyle items to them.
Limited Too
At Limited Too we continue to employ our sophisticated marketing and database analytics to design and execute marketing campaigns and promotional initiatives to drive sales growth. In the third quarter of 2007, we continued dual distribution of our Too Bucks and Bonus Cards, as well as circulated our regular back-to-school and fall catazines. In June of 2007, we launched our first mini-catazine, a physically smaller catazine having about half the pages of our typical catazines. The second mini-catazine was sent out in August and provided $9.4 million of sales for the third quarter of this year. Other successful programs included our back-to-school and October private sales, which together drove $11.4 million of sales for the quarter. We continue to believe our catazines are the best vehicles to reach our tween customer and generate interest in our product. As such, we increased our circulation compared to the third quarter of 2006 by adding an August mini-catazine. We focused our direct mail efforts on birthday mailers and a fall private sale. Overall, total customer marketing contacts were down slightly to the third quarter of 2006, driven by a shift in our marketing strategy to decrease our voicemail contacts and increase catazine circulation.
The best performing apparel categories during the quarter for Limited Too were casual tops, active bottoms, and ready to wear. Strong performing departments within those categories included sweaters, cut and sewn tops, active shorts, graphic bottoms and dresses. In our non-apparel category we saw growth in our Lifestyle departments driven mainly by the sale of Webkinz. Categories not meeting expectations included casual bottoms, active tops and intimate apparel. Specific underperforming departments within these categories included casual pants, casual skirts, shirts and graphic tees.
Justice
At our Justice brand, we continued to distribute our Fun Card, which along with our catazines, has historically helped to drive transactions and sales in our stores. Successful programs in the current quarter were web coupons and the October private sale. With a total circulation of over 3.3 million books during the quarter, the Justice back-to-school, fall and Holiday catazines contributed $13.1 million of sales to the third quarter and further proved the reliability of this vehicle as an effective marketing tool for the brand. These catazines, along with our birthday party bounce-back and birthday mailers proved beneficial for Justice’s sales during the third quarter 2007.
Best performing merchandise categories at Justice were active bottoms and ready-to-wear. We drove greater than 40% increases in the shirts, sweaters, active shorts and dresses departments. The non-apparel categories also performed well, with the largest gains seen in the footwear, party, and lifestyle departments. Categories posting results below our expectations included casual tops, casual bottoms and active tops, with the worst performing departments including cut and sewn tops, pants, skirts, shirts, graphic tees and active tees. Late in the second quarter of 2007, we launched our intimate apparel category consisting of bras, underwear and sleepwear.

Sales Analysis
The following summarized sales data compares the thirteen and thirty-nine week periods ended November 3, 2007 and November 4, 2006:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	November 3,	November 4,	%	November 3,	November 4,	%
	2007	2006 (1)	Change	2007	2006 (1)	Change
Limited Too and Justice:

Average dollar value of unit sold at retail (“AUR”) (2)	$12.60	$13.67	-8%	$12.48	$13.22	-6%
Average number of units per transaction (“UPT”)	4.45	4.33	3%	4.39	4.18	5%
Average dollar sales value per transaction (“ADS”) (3)	$56.12	$59.14	-5%	$54.79	$55.20	-1%
Number of transactions per average store (4)	5,558	5,245	6%	16,049	16,081	0%
Sales from transactions over $50 (% of total sales)	77.2%	81.3%		77.2%	78.8%
Transactions over $50 (% of total transactions)	41.5%	44.1%		40.2%	40.5%

(1)	The above metrics for 2006 have been adjusted from the reported values in previous filings due to the extra week in fiscal year 2006. The third quarter of 2006 as reported began on July 30, 2006 and ended October 28, 2006; the above numbers are from the thirteen week period beginning on August 6, 2006 and ending on November 4, 2006. The thirty-nine week period of 2006 as reported began on January 29, 2006 and ended October 28, 2006; the above numbers are from the thirty-nine week period beginning on February 5, 2006 and ending on November 4, 2006.

(2)	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars for the period by the number of units sold during the period.

(3)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(4)	Number of transactions per average store is the result of dividing the total number of transactions for the fiscal period by the average store count, which reflects the impact of opening and closing stores throughout the period.
UPT increased 3% on a quarterly basis and 5% on a year-to-date basis, AUR decreased 8% and 6% respectively, yielding a decrease in ADS of 5% for the quarter and 1% for the year-to-date period. For the third quarter of 2007 the decline in ADS was offset by a 6% increase in average store transactions, driving our 4% increase in comparable store sales. For the year-to-date period, average store transactions were flat, resulting in a 2% increase in comparable store sales. Our average store sales are growing more slowly than our comp store sales primarily due to the number of store openings at our Justice brand. These stores tend to open at volumes below our average store volume, and have historically had significant volume increases in the second and third years.
The following table compares components of the consolidated statements of operations as a percentage of net sales at the end of each period:

	Thirteen Weeks		Thirty-Nine Weeks
	Ended		Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	64.0%	59.9%	64.6%	62.5%

Gross income	36.0%	40.1%	35.4%	37.5%
Store operating, general and administrative expenses	27.9%	27.3%	29.5%	28.6%

Operating income	8.1%	12.8%	5.9%	8.9%
Interest (expense) income, net	-0.3%	0.5%	0.1%	0.6%

Earnings before income taxes	7.8%	13.3%	6.0%	9.5%
Provision for income taxes	2.8%	5.1%	2.0%	3.5%

Net income	5.0%	8.2%	4.0%	6.0%

Operational Summary
Summarized operational data for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 is presented below:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	November 3,	October 28,	%	November 3,	October 28,	%
	2007	2006	Change	2007	2006	Change
Limited Too and Justice:

Net sales (millions) (1)	$260.9	$230.5	13%	$697.9	$611.4	14%

Comparable store sales (2)	4%	4%		2%	8%
Net store sales per average square foot (3)	$74.4	$77.4	-4%	$210.0	$210.6	0%
Net store sales per average store (thousands) (4)	$311.4	$321.7	-3%	$875.0	$864.0	1%

Average store size at period end (gross square feet)	4,157	4,167	0%	4,157	4,167	0%
Total gross square feet at period end (thousands)	3,467	2,963	17%	3,467	2,963	17%
Store inventory per gross square foot at period end (5)	$32.54	$35.95	-9%	$32.54	$35.95	-9%
Store inventory per store at period end (5)	$135,289	$149,827	-10%	$135,289	$149,827	-10%

Number of stores:
Beginning of period	786	681		722	666
Opened	51	30		119	57
Closed	(3)	—		(7)	(12)

End of period	834	711		834	711

Limited Too stores remodeled	6	7		28	31

Number of Limited Too stores	588	570		588	570
Number of Justice stores	246	141		246	141

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; international revenue and partner advertising revenue.

(2)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(3)	Net store sales per average square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(4)	Net store sales per average store is the result of dividing net store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes store and distribution center inventory net of estimated shrink.
Gross Income
Our gross income increased $1.4 million, but declined 410 bps, in the third quarter of 2007 from the third quarter of 2006. Our gross income, excluding buying and occupancy costs (“internal gross income”), increased $10.8 million, but decreased 310 bps from the 2006 quarter. This decrease is mainly attributable to increased markdowns, as well as lower initial mark-up (“IMU”). The increase in markdowns was part of a planned acceleration of our fall markdowns. The lower IMU was primarily driven by Justice becoming a larger part of the total company sales mix and by the higher proportion of non-apparel merchandise sales at both brands. Buying and occupancy costs increased $9.4 million, or 100 bps, from the third quarter of 2006 due primarily to higher net catazine costs at Limited Too as well as increased occupancy charges associated with the higher number of stores.
Our gross income increased $17.9 million, but declined 210 bps, in the year-to-date period of 2007 from the year-to-date period of 2006. Our internal gross income increased $41.7 million, but declined 170 bps to the 2006 period due primarily to increased markdowns in the Spring season, as well as the third quarter. Buying and occupancy costs increased $23.8 million, or 40 bps, from the year-to-date period of 2006 due to incremental Limited Too catazine costs, as well as higher store occupancy expenses related to having more stores and rent increases resulting from lease renewals.

Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in store operating, general and administrative expenses (see “Store Operating, General and Administrative Expenses”).
Store Operating, General and Administrative Expenses
Store operating, general and administrative expenses increased $9.7 million, or 60 bps, from the third quarter 2006. The increase is outlined in the table below (in thousands, except basis point amounts):

	Q3 2007 vs. Q3 2006
	increase/(decrease)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$6,534	50
Home office	2,189	10
Marketing	(17)	(30)
Distribution Center	646	10
Other	348	20

Total change	$9,700	60

Store payroll and operating expenses for the quarter increased nearly 17% in dollars from the third quarter of 2006, driven by the net addition of 123 stores. Our inability to leverage store payroll resulted primarily from increased store openings over 2006 as well as a modest increase in average hourly rate. Home office expenses for the quarter also increased in dollars, primarily due to higher hardware, software and consulting expenses in the information technology area, as well as increased payroll expenses to support our continued growth. Marketing expenses for the third quarter of 2007 were slightly lower than the third quarter of 2006 as we increased Justice catazine circulation and decreased direct mail spending at Limited Too. Other SG&A expenses increased 20 bps driven principally by higher direct to consumer fulfillment expenses driven by a significant increase in internet sales.
Store operating, general and administrative expenses increased $30.7 million, or 90 bps, from the 2006 year-to-date period. The increase is outlined in the table below (in thousands, except basis point amounts):

	YTD 2007 vs. YTD 2006
	increase/(decrease)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$17,927	40
Home office	6,914	—
Marketing	4,598	50
Distribution Center	614	—
Other	660	—

Total change	$30,713	90

Store payroll and operating expenses for the 2007 year-to-date period increased over 16% in dollars from the year-to-date period of 2006, driven by the net addition of 123 stores, as well as a modest increase in average hourly rate. Home office expenses for the year-to-date period also increased in dollars, due principally to increased payroll expenses to support our continued growth, as well as higher hardware, software and consulting expenses in the information technology area. Marketing increased due primarily to the production and mailing costs of an increased number of Justice catazines and increased direct marketing spending.
Income Taxes
The effective tax rate for the third quarter of 2007 was 36.3%, a decrease from the third quarter of 2006 effective tax rate of 37.9%. This was primarily the result of favorable state tax settlements.

The effective tax rate for the year-to-date period of 2007 decreased to 34.7%, compared to the year-to-date period of 2006 effective tax rate of 36.7%. The decrease was primarily the result of favorable state tax settlements and higher than expected tax credits.
Financial Condition
During the third quarter 2007 we took steps to create a more optimal capital structure by taking long-term debt onto our balance sheet. We borrowed $175 million in September 2007 under a term loan (the “Term Loan”), which was used to repurchase nearly 6.2 million shares of our outstanding common stock. By borrowing the money and then returning it to our shareholders, we were able to reduce our weighted average cost of capital.
In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key metrics to determine financial health. Our balance sheet and cash flows remain strong, as we were able to finance all capital expenditures with existing working capital and cash generated from operations, while still ending the quarter with $54.4 million in cash and short-term investments.
Liquidity and Capital Resources
Cash generated from operations remains the primary source to support ongoing operations, projected business growth, seasonal working capital requirements, and capital expenditures. In an effort to increase shareholder value, we have and may continue to repurchase our common stock. At the end of the third quarter of 2007, our working capital (defined as current assets less restricted assets and current liabilities) was $127.1 million, down from $172.8 million on February 3, 2007. The decrease was primarily due to the $60.9 million of cash used since the beginning of the year to repurchase common stock under the August 2006 and May 2007 Board approved share repurchase programs. The table below summarizes our working capital position and capitalization (in thousands):

	November 3,	February 3,
	2007	2007
Working Capital (as defined above)	$127,107	$172,758

Capitalization:
Long-term debt	175,000	—
Shareholders’ equity	172,234	371,326

Total capitalization	$347,234	$371,326

Amounts available under the credit facility	$99,426	$99,446
Restricted assets	$1,268	$1,235
Our working capital decreased from year-end, which caused our overall liquidity to dip slightly under the apparel industry average as shown below. Additionally, we borrowed $175 million under a Term Loan for the purposes of repurchasing our outstanding common stock, which resulted in a current ratio and debt-to-equity ratio as shown below:

	Tween Brands, Inc.		Apparel
	November 3, 2007	February 3, 2007	Industry *	S&P 500
Current Ratio	2.2	2.6	2.4	1.3
Debt/Equity Ratio	1.0	—	0.3	1.8

*	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN© Money
While we expect to maintain significant overall liquidity, we recognize the specialty retail industry can be highly volatile and fashion missteps can quickly impact the ability to generate operating cash flow. We continually evaluate and strive to optimize our capital structure. We may, from time to time, make changes to our capital structure without prior notice, unless specifically required by applicable regulations. These changes may include, but are not limited to, modifying our ongoing share repurchase program, offering stock or debt securities, borrowing under or amending our credit facility, and/or taking on long-term fixed or variable rate debt. For a further description of our share repurchase program, see Share Repurchase Program on page 22.
As discussed in Note 2 to our Consolidated Financial Statements, our interest payments are calculated on a short-term variable rate of our choosing under the terms of the loan. It is our intention to enter into a swap contract prior to our fiscal year-end in order to fix the interest rate payment on a portion of the long term debt. Our cash flows are better matched to a fixed interest rate debt structure rather than a variable rate structure. We chose variable rate debt with a swap contract, versus traditional fixed rate debt, because of the increased flexibility surrounding the terms available under this type of financing.
Net Change in Cash and Equivalents
The table below summarizes our net (decrease)/increase in cash and equivalents for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 (in thousands):

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2007	2006
Net cash provided by operating activities	$35,596	$27,620
Net cash provided by investing activities	14,195	27,089
Net cash used for financing activities	(55,516)	(50,686)

Net (decrease)/increase in cash and equivalents	$(5,725)	$4,023

Cash Flows from Operating Activities
Net cash provided by operating activities amounted to $35.6 million for the year-to-date period ended November 3, 2007, an increase of $8.0 million when compared to net cash provided by operating activities of $27.6 million for the same period of 2006. The table below outlines the changes in cash flow from operating activities during the thirty-nine week period (in thousands):

YTD 2007 vs YTD 2006
increase/(decrease)
Changes in:
Net income, net of non-cash expenses	$(4,650)
Accounts payable and accrued expenses	4,681
Income taxes	(12,738)
Inventory	10,525
Tenant allowances received	7,552
Other	2,606

Total change in cash flows from operating activities	$7,976

Net income, net of non-cash expenses, decreased 8% over year-to-date 2006 due primarily to lower net income. Cash used for accounts payable and accrued expenses decreased due to the timing of inventory payments near the end of the quarter. The increase in the use of cash for income taxes for year-to-date 2007 relative to the same period in 2006 is due primarily to the amount of our 2006 extension payment and our 2007 first and second quarter estimated tax payments exceeding those made for the corresponding periods in 2006. Cash used to purchase inventory was less in the year-to-date period of 2007 versus the same period of 2006 mainly due to our continued efforts to achieve a cleaner and better-managed inventory position. Our tenant allowances received were significantly higher due to the greater number of new store openings in 2007 versus the like period in 2006, mainly at Justice.

Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $14.2 million for the year-to-date period ended November 3, 2007, a decrease of $12.9 million from the $27.1 million provided during the same period of 2006. The table below outlines the changes in cash flow from investing activities during the thirty-nine week period (in thousands):

YTD 2007 vs YTD 2006
increase/(decrease)
Changes in:
Investments	$19,225
Capital expenditures	(36,220)
Non-qualified benefit plan funding	4,116
Other	(15)

Total change in cash flows from investing activities	$(12,894)

We generated $101.8 million in the year-to-date period ended November 3, 2007, by liquidating our marketable securities, an increase of $19.2 million when compared to the $82.5 million generated in the same period of 2006. Our capital expenditures increased over the thirty-nine week period ended November 3, 2007 as compared to the same period in 2006, due primarily to new store openings, as well as our home office building expansion. Our non-qualified plan funding decreased despite increased payroll expenses due primarily to a large contribution made in the first nine months of 2006 not repeated in the first nine months of 2007.
Cash Flows from Financing Activities
Net cash used for financing activities amounted to $55.5 million for the year-to-date period ended November 3, 2007, an increase in use of $4.8 million from $50.7 million used during the same period of 2006. The table below outlines the changes in cash flow from financing activities during the thirty-nine week period (in thousands):

YTD 2007 vs YTD 2006
increase/(decrease)
Changes in:
Proceeds from issuance of long-term debt	$(175,000)
Purchases of treasury stock	175,924
Change in cash overdraft position	1,607
Stock options and other equity changes	2,299

Total change in cash flows from financing activities	$4,830

As discussed in Note 2 and Note 8 to our Consolidated Financial Statements, we borrowed $175 million in September 2007 under a Term Loan with the entire amount of the loan used to repurchase stock in accordance with our September 2007 Share Repurchase Program. We repurchased a combined 7.8 million shares under the September 2007 share repurchase program and previously Board-approved share repurchase programs for an aggregate purchase price of $235.9 million during the first three quarters of 2007. For the same period of 2006, we purchased 1.7 million shares for an aggregate purchase price of $60.0 million. Although $148.3 million is remaining under the May 2007 Share Repurchase Program, no shares have been repurchased thus far in the fourth quarter of 2007. Refer to Item 2 of PART II of this Form 10-Q for further information.
Credit Facility
In September 2007, we entered into a new unsecured $275 million credit agreement (the “new credit facility”), which replaced the October 2005 credit facility. The new credit facility provides for a $100 million revolving line of credit, which can be increased to $150 million at our option under certain circumstances, as well as the $175 million Term Loan discussed in the Cash Flows from Financing Activities section. Refer to Note 2 to our Consolidated Financial Statements for further detail.

Share Repurchase Program
As of fiscal year end 2006, $105.0 million was remaining under the then current share repurchase program. In the first quarter of 2007, we used $59.2 million under our August 2006 Board authorized share repurchase program. In May 2007, our Board of Directors reauthorized the share repurchase program and increased the amount available to $150 million. Subsequent to this reauthorization in the second quarter of 2007, we repurchased 40,000 shares under the re-authorization. At the end of the third quarter, $148.3 million remained under the May 2007 Share Repurchase Program. Purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any additional shares under the May 2007 Share Repurchase Program.
In September 2007, our Board of Directors authorized the repurchase of up to $175 million of our outstanding shares under the September 2007 Share Repurchase Program. The September 2007 Share Repurchase Program supplements the remaining $148.3 million available under the May 2007 Board authorization. At the end of the third quarter, all $175 million had been used for repurchase purposes. Refer to Note 8 to our Consolidated Financial Statements for further detail.
Capital Expenditures
We expect 2007 total capital expenditures to be between $110 and $120 million, primarily for new store construction, the remodeling or expansion of existing stores, and the addition of a second building at our New Albany, Ohio headquarters. We expect cash on hand, the routine liquidation of short-term investments and cash generated from operating activities to fund substantially all capital expenditures for 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
At November 3, 2007, $175 million was outstanding under the new credit facility and appears on our balance sheet as long-term debt. As such, we are currently exposed to market risk related to changes in interest rates. Refer to Note 2 to our Consolidated Financial Statements for additional information regarding the new credit facility. Additionally, we purchase investments with original maturities of 90 days or less and also hold investments with original maturities of at least 91 days but less than five years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.

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
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, there has been no such change during the thirteen weeks ended November 3, 2007. During the third fiscal quarter of 2007, we installed a new fixed asset ledger system. We have evaluated the controls potentially impacted by the implementation of this new system and do not believe there have been any material changes to those controls or to our overall financial reporting control environment related to this installation.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Since August 24, 2007, three purported class action complaints have been filed by purported purchasers of the Company’s common stock against the Company and certain of its officers, asserting claims under the federal securities laws. To date all of these actions have been filed in the United States District Court for the Southern District of Ohio. These cases include June Gruhn v. Tween Brands, Inc., et al. (07 CV 852), Allison Andrews v. Tween Brands, Inc., et al. (07 CV 894) and John Sefler v. Tween Brands, Inc., et al (07 CV 925). These actions purport to be brought on behalf of all purchasers of the Company’s common stock during various periods beginning as early as February 21, 2007 and ending on August 21, 2007 and allege, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and, in one action, Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information.
A status conference was held on October 23, 2007, at which time the actions were consolidated and a preliminary schedule was set. Three plaintiffs have filed motions to be appointed lead plaintiff. The Court has scheduled a non-oral hearing on December 7, 2007 on all motions to appoint lead plaintiff, and intends to issue a decision by December 31, 2007. The lead plaintiff will then have until February 22, 2008 to file a consolidated amended complaint, including a definitive proposed class period and the naming of defendants. Defendants’ motion to dismiss will be due on April 4, 2008. A non-oral hearing on the motion to dismiss has been scheduled for May 16, 2008.
At this stage, it is impossible to predict the outcome of these proceedings or their impact on Tween Brands, Inc. The Company currently believes the allegations made in the complaints are without merit and intends to vigorously defend these actions. The Company believes that, if necessary, insurance coverage will be available under the Company’s insurance policies, subject to self-insured retentions and policy limits, and we do not currently believe the litigation will have a material adverse effect on our results of operations, cash flows or financial position.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table illustrates our purchases of equity securities during the third quarter 2007 and the maximum dollar value of shares that may yet be purchased under the Board authorized share repurchase program:

			Total Number of	Maximum Dollar Value
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly Announced	Yet be Purchased Under
Period	Purchased	per share	Plans or Programs	the Plans or Programs
August (August 5, 2007 through September 1, 2007)	—	—	—	$148,335,541
September (September 2, 2007 through October 6, 2007)	5,750,900	$28.07	5,750,900	$161,909,223
October (October 7, 2007 through November 3, 2007)	401,400	$33.82	401,400	$148,333,757

Total	6,152,300	$28.44	6,152,300	$148,333,757

In September 2007, our Board of Directors authorized the repurchase of up to $175 million of our outstanding shares beginning September 13, 2007. The share repurchase program was originally authorized by the Board of Directors in November 2004 as a means of enhancing shareholder value and was previously amended in November 2005. In August 2006, our Board of Directors amended our share repurchase program to restore the amount available to repurchase shares to $125 million over a two year period beginning August 21, 2006. In May 2007, our Board of Directors reauthorized the stock repurchase program and increased the amount available to $150 million over a two year period beginning May 29, 2007. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance we will repurchase any additional shares under the current share repurchase program.

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

TWEEN BRANDS, INC. (Registrant)
	By:	/s/ Paul C. Carbone
Paul C. Carbone
Date: December 6, 2007		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)