Form 10-K
period 2008-02-02
TWEEN BRANDS, INC.
filed 2008-03-28
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2008

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
☐ Yes   ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 4, 2007 was $1,151,158,982. There were 24,756,092 shares of the Registrant’s common stock outstanding at March 25, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the Annual Meeting of Stockholders scheduled for May 22, 2008 are incorporated by reference into Part III.

TWEEN BRANDS, INC.

(This Page Intentionally Left Blank)

PART I
Item 1. Business.
The Company
Tween Brands, Inc. (referred to herein as “Tween Brands,” the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing brands, Limited Too and Justice. Both of our brands target customers who are girls, ages 7 to 14 (“tweens”). We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of Limited Brands, Inc. (“Limited Brands”), formerly The Limited, Inc. In connection with the spin-off, we entered into various agreements regarding certain aspects of our relationship with Limited Brands, some of which are ongoing to this day. The material portions of these agreements currently in effect are discussed on page 37-38 of this report.
Since the spin-off, we have operated as an independent, separately traded, public company, currently traded on the New York Stock Exchange under the symbol ‘TWB’. In July 2006, we changed our corporate name from Too, Inc. to Tween Brands, Inc. to better reflect our identity and our dedication to serving tweens. We currently operate two brands focusing on tween girls (“our girl”). Limited Too sells apparel, accessories, footwear, lifestyle and girlcare products to fashion-aware, trend-setting tween girls. Justice, our newer brand, which opened its first stores in January 2004, sells apparel, footwear, accessories and lifestyle items for tween girls.
Our History
Limited Too was established in 1987 as a department within the “The Limited” division of Limited Brands. At various times during our initial years of operations we sold apparel for young girls, toddlers and infants, eventually emerging as a stand-alone division of Limited Brands. By 1996 the brand had expanded from the two original stores to 288 stores. That same year, a new management team led by our current Chief Executive Officer and Chairman of the Board of Directors, Mike Rayden, recognized that tweens had their own emerging sense of style. The management team revised the strategy to focus solely on young girls, ages 7 to 14, as our target customer group. Since 1996 we have grown our Limited Too store base substantially, ending fiscal 2007 with 582 stores in 46 states and Puerto Rico.
In 2004, Limited Too expanded into the international marketplace. We partnered with Alshaya Trading Co. WLL., a leading name in international retailing, to operate Limited Too stores in Kuwait, United Arab Emirates, Jordan, Qatar and the Kingdom of Saudi Arabia. As of the date of this filing, we have 26 licensed Limited Too stores as part of this arrangement. In 2007, we entered into a new partnership with Family Invest AB, to operate Limited Too stores in Scandinavia beginning in fiscal 2008 and we currently have one store open and operating under this agreement.
We opened our first Justice store in January of 2004 in Columbus, Ohio at the Polaris Town Center. By the end of our first full year of operations, we had opened 35 Justice stores, and by the end of fiscal 2007, we had grown our Justice store base to 260 stores in 37 states.
Our Girl
The number one focus at Tween Brands is our girl. Obtaining a thorough understanding of her wants and needs is essential to our continued success. Our customers are active, creative and image-conscious girls. They enjoy shopping and describe themselves as “fun” and “cool.” They want a broad assortment of merchandise to complement their ever-changing personalities and schedules. As such, we continually update our apparel and footwear assortments for our girl, which include clothes for school and special occasions or just lounging with her friends in her room. We also offer her an array of non-apparel merchandise, such as jewelry, toiletries, cosmetics, electronics, toys, games and candy — basically, anything she views as part of her world.
Over the past 20 years, we have gathered a significant amount of information pertaining to the households where our girl lives. We maintain this information in a database and use it to better serve our girl and her mom by delivering creative and intriguing offers to them throughout the year. We currently estimate our database contains approximately 85% of the total households shopping at one or both of our brands. Since the inception of Justice we have seen a trend emerge regarding the shopping behavior of households in our database, specifically “dual shoppers” or households shopping at both Justice and Limited Too. Our data shows that if our girl shops at only one brand, she and her mom purchase, on average, a little less than 3 times each year. If the girl and her mom shop both brands, however, the number of purchases jumps to over 8 times per year. We believe this shows the powerful combination of our two brands serving the tween market.
Limited Too Retail Operations
Limited Too is a specialty retailer of high quality apparel, accessories, footwear, lifestyle, licensed electronics and girlcare products for fashion-aware, trend-setting tween girls. At Limited Too, we have created a visually appealing in-store atmosphere to provide a fun, enjoyable and exciting shopping experience. Our Limited Too stores, which are located primarily in shopping malls, contain a wide variety of merchandise and are specifically designed to be a one-stop shop for our customers. The overall store experience is special and feminine, with the fashion and product highlighted at center stage.
Limited Too merchandise includes:
•	apparel, such as jeans and other denim and woven bottoms; knit tops and tee shirts displaying our brand name and other graphics; dresses and outerwear;
•	accessories, such as jewelry, hair ornaments, hats, key chains, wallets, backpacks, purses, and watches;
•	footwear, such as slippers, sandals, flip-flops, boots and shoes;
•	lifestyle products, such as electronics, music, games, toys and candy;
•	girlcare products such as age-appropriate cosmetics and toiletries; and
•	underwear, sleepwear and swimwear.
Our girl can also take advantage of our web store located at www.limitedtoo.com. A product assortment similar to the one carried at our stores, with the addition of web-only styles, can be purchased through this website.
Justice Retail Operations
Justice, launched in January 2004, is our second specialty retail brand offering fashionable sportswear, key accessories and lifestyle items for tween girls. Justice celebrates tween girls through an extraordinary experience of fashion and fun in an “everything for her” destination. Our stores are located primarily in power centers, off-mall retail locations that draw customers intent on apparel shopping. Our assortment tends to have a larger proportion of basic items than Limited Too, but still carries a solid amount of the latest fashion our girl is looking for. Store exteriors display the logo “Justice... Just for Girls” and the interiors are bright, colorful inviting spaces with unique fixtures highlighting the merchandise assortment.
Justice merchandise includes:
•	apparel, such as jeans and other pants, skirts, shorts, knit tops, graphic tee shirts, dresses and outerwear
•	accessories, such as bags, belts, hats, coin purses, backpacks, jewelry, hair ornaments, and legwear;
•	footwear, such as casual shoes, boots, flip flops and slippers;
•	lifestyle products, such as bedroom furnishings, music, stationary, candy, party favors, electronics and web based toys; and
•	swimwear, underwear, bras and sleepwear.
Justice operates its own website, www.justicejustforgirls.com, to provide information to its customers, including a description of the brand and a map of nationwide retail locations. In the fall of 2008, we intend to make this a fully functional consumer shopping website carrying items available at Justice stores.

Selecting appropriate real estate is vital to the success of Justice. In order to maximize the return on our real estate investment, we thoroughly evaluate potential Justice sites to ensure that they meet our co-tenancy and demographic requirements. With over 1,000 power centers located throughout the United States, there are hundreds of potential Justice locations throughout the country. Justice currently has 273 stores open in 37 states; there are plans for approximately 90 to 100 new stores in 2008.
Product Development
We develop substantially all of our Limited Too and Justice apparel and add-on assortment through internal design groups. This allows us to create a vast array of exclusive merchandise under our proprietary brands, while bringing our products to market expediently. Additionally, our current season merchandise is sold exclusively in our stores to control the presentation and pricing of our merchandise while providing a high level of customer service.
Sourcing
We have two direct sourcing offices located in Hong Kong and South Korea, which were established in 2002 and 2006, respectively. These sourcing offices source both apparel and non-apparel merchandise and allow us to establish and develop direct relationships with contract manufacturers, thereby reducing the cost of our merchandise purchases. Direct sourcing purchases represented 25% of our total purchases in fiscal 2007, as compared to the 23% penetration achieved in fiscal 2006. In fiscal 2008, we intend to continue to increase our direct sourcing penetration and expect to source between 28% and 33% of our total merchandise purchases. To accomplish this goal, we will continue to target core merchandise categories and ensure our sourcing base provides a cost-effective, quality product. Ultimately, we expect direct sourcing to account for approximately 45% of our total merchandise purchases. We feel this mix of internal and external sourcing will enable us to keep our product costs at our desired level, while retaining the benefits and flexibility of external sourcing relationships.
In addition to our direct sourcing offices, we use a variety of external sourcing arrangements. We purchased merchandise from approximately 270 suppliers during fiscal 2007, up from approximately 250 in fiscal 2006. Our largest external supplier is Li & Fung Limited, which provided 14% of all merchandise purchases in fiscal 2007, a decrease from 21% in fiscal 2006. Our next largest external supplier, Mast Industries, Inc., supplied 12% of all merchandise purchases in fiscal 2007, a decrease from 15% in fiscal 2006.
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
Distribution
We operate our own 470,000 square foot distribution center in Etna Township, Ohio. We distribute all of our Limited Too and Justice store merchandise from this center. During 2007, we installed an automated material receiving system at this facility, which has significantly increased efficiency and will enable us to serve more stores with the current distribution center, thereby deferring future expansion at our existing facility. In the next 3-5 years, it is likely our store growth will create the need for additional distribution capacity. We have begun studies to determine the most optimal approach to our longer term distribution needs. As of this filing, no decisions about additional capacity have been made.

Inventory Management
Our approach to inventory management emphasizes rapid turnover of a broad assortment of merchandise and taking markdowns to keep merchandise fresh and current with fashion trends. Our policy is to maintain sufficient quantities of inventory on hand in our retail stores and distribution center in order to offer customers a full selection of current merchandise.
Seasonality
We view the retail apparel market as having two principal selling seasons, spring (the first and second quarters) and fall (the third and fourth quarters). As is generally the case in the apparel industry, we experience our peak sales activity during the fall season. This seasonal sales pattern results in increased inventory during the back-to-school and holiday selling periods. During fiscal 2007, the highest inventory level was $130.2 million at October month-end and the lowest inventory level was $91.9 million at April month-end.
Stores
At the end of fiscal 2007, we operated 582 Limited Too stores and 260 Justice stores. Our stores feature furniture, fixtures, lighting and music to create a shopping experience matching the energetic lifestyle of our girl. In order to keep the store atmosphere fresh, while focusing even more on our girl, we continually reassess the layouts of our stores and reinvest in new formats to better highlight our merchandise. To this end, roughly 49% of our stores are less than three years old. The table below shows the number of Limited Too and Justice retail stores we operated over the past five fiscal years:

	Fiscal Year
	2007	2006	2005	2004	2003
Number of stores:
Beginning of year	722	666	603	558	510
Opened	140	79	70	55	54
Closed	(20)	(23)	(7)	(10)	(6)

End of year	842	722	666	603	558

Stores remodeled	33	34	25	20	4
Total square feet at period end (thousands)	3,510	3,006	2,777	2,495	2,307
Average store size at period end (gross square feet)	4,169	4,163	4,170	4,138	4,134
Number of Limited Too stores	582	563	574	568	553
Number of Justice stores	260	159	92	35	5
Additional information about our business, including revenues and profits for the last three years, is set forth under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
Trademarks and Service Marks
We own, other than the brand name “Limited Too,” trademarks and service marks, including “Justice”, used to identify our merchandise and services. Many of these marks are registered with the U.S. Patent and Trademark Office. These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations. However, we may choose not to renew a registration of one or more of our merchandise marks if we determine that the mark is no longer important to our business.
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
Competition
The sale of apparel, accessories and girlcare products through retail stores and e-commerce channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, department stores, discount retailers and direct marketers. Depth of selection, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design, store location, advertising and customer services are all important factors in competing successfully in the retail industry. Additionally, factors affecting consumer spending such as interest rates, employment levels, taxation and overall economic conditions could have a material effect on our results of operations and financial condition.
Associate Relations
As of March 24, 2008, we employed approximately 13,400 associates (none of whom were parties to a collective bargaining agreement), approximately 9,900 of whom were part-time. Our staffing levels vary throughout the year with our peak periods being the back-to-school and holiday periods during the fall.
Being Tween
We understand it takes integrity, dedication and a commitment to excellence to form the foundation that will drive the success of our future plans. In order to reinforce these characteristics, we continue to expect our associates to subscribe to the following five specific values that demonstrate what it means to be part of Tween Brands:
Be Focused — our customer must come first in everything we do;
Be Driven — all of us need to set goals, aggressive goals, and perform at a consistently high level in order to achieve them;
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
Available Information
We provide free of charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, through our website, www.tweenbrands.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. These reports are also available through the Securities and Exchange Commission website at www.sec.gov. We also post on our website, under the caption “Corporate Governance,” our Corporate Governance Principles; the Charters of our Board of Directors’ Audit Committee, Nominating and Governance Committee, and Compensation Committee; the Charter of our Lead Independent Director; the Code of Ethics for Senior Financial Officers; and the Code of Business Conduct and Ethics, which applies to all of our directors and associates. These materials will also be provided without charge to any shareholder submitting a written request to Tween Brands, Inc., Attn: Investor Relations, 8323 Walton Parkway, New Albany, Ohio 43054.

The certifications of our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report. We also filed with the NYSE in 2007 the required certificate of our Chief Executive Officer certifying he was not aware of any violation by Tween Brands, Inc. of the NYSE corporate governance listing standards.
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

Number of weeks
Fiscal Year	Period Ending	in Fiscal Year
2007	February 2, 2008	52 weeks
2006	February 3, 2007	53 weeks
2005	January 28, 2006	52 weeks
2004	January 29, 2005	52 weeks
2003	January 31, 2004	52 weeks
Item 1A. Risk Factors.
The information contained or incorporated by reference in this Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “believe,” “intend,” “expect,” “hope,” “risk,” “could,” “plan,” “pro forma,” “potential,” “predict,” “prospects,” “outlook” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2008 and beyond to differ materially from those expressed in the forward-looking statements.
The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K:
We may not be able to grow or maintain comparable store sales
Our comparable store sales performance has fluctuated in the past on a monthly, quarterly and annual basis and is expected to fluctuate in the future. A number of factors have historically affected, and are expected to continue to affect, our comparable store sales results, including:
•	economic conditions;
•	weather conditions;
•	changing fashion trends;
•	competition;
•	new store openings in existing markets;
•	store remodeling and expansions;
•	customer response to our marketing programs;
•	procurement and management of merchandise inventory; and
•	development and growth of our Justice brand.

As a result of these factors, we may not achieve comparable store sales growth or be able to maintain comparable store sales growth in the future. As comparable store sales are an important measurement, our common stock price may be materially affected by fluctuations in our comparable store sales performance.
We must identify and respond to fashion and lifestyle trends and satisfy customer demands in order to continue to succeed
Our success depends, in part, on our ability to anticipate the desired fashion and lifestyle trends of our customers and offer merchandise which appeals to them on a timely and affordable basis. We expect our customers’ desired fashion and lifestyle needs to change frequently. If we are unable to successfully anticipate, identify or react to changing styles or trends, our sales may be adversely affected and we may have excess inventories. In response, we may be forced to increase our marketing promotions, or take higher than planned markdowns, which could reduce our operating income. Our brand image may also suffer if our customers believe our merchandise misjudgments indicate we are no longer able to offer them the latest fashion and lifestyle products.
We may be unable to compete successfully in our highly competitive segment of the retail industry
The tween retail apparel and accessories industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We also compete with direct marketers who, like us, target customers through catalogs, internet shopping capabilities and other distribution channels. Our success continues to attract many new competitors to enter the market. Increased competition could result in pricing pressures, increased marketing expenditures and loss of our market share, all of which could have a material adverse effect on our financial condition and results of operations and cash flows.
Some of our competitors may have greater financial, marketing and other resources available to them. In many cases, our primary competitors are located in the same shopping centers as our stores thereby offering an alternative shopping experience to our customer, and in addition to competing for sales, we compete for favorable site locations and lease terms.
We depend on a high volume of mall and power center traffic to generate sales
Our stores are located in both shopping malls and power centers. Our sales depend, in part, on the high volume of traffic in those shopping areas. Our stores benefit from the traffic generated by the shopping area’s anchor tenants, generally large department and specialty stores. Mall and power center traffic, and consequently our sales volume, may be adversely affected by economic downturns in a particular area, competition from other retailers, success of retail centers where we do not have stores, and the closing of anchor tenants. In addition, a decline in the desirability of the shopping environment in a particular mall or power center or an overall decline in the popularity of mall and power center shopping among our target consumers. To the extent we experience a decline in traffic, our sales could decrease, and result in a decrease in our operating income.
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
Our future success depends upon brand awareness and the effectiveness of our marketing programs
Our future success depends upon our ability to effectively define, evolve and promote our brands. In order to achieve and maintain significant brand name recognition, we will need to invest in the development of our brands through various means, including customer research, advertising and promotional events, direct mail marketing, internet marketing and other measures. Certain external costs may be subject to price fluctuations such as increases in the cost of mailing, paper or printing catalogs and other direct mail promotions. We can provide no assurance that the marketing strategies we implement and the investments we make will be successful in building significant brand awareness or attracting new customers.
Our licensed Limited Too and registered Justice brands are integral to our brand strategy
We currently license the Limited Too brand name and have a federal registration for the Justice trademark and other trademarks in the United States. We have also applied for or obtained numerous other registrations in the United States and internationally, including a registration for Justice in most of the foreign countries in which our vendors are located.
We cannot be assured that the registrations we have applied for or obtained will be adequate to prevent the imitation of our products or the infringement or challenge of our intellectual property rights by others. If a third party imitates our products, consumers may be confused and the third party may gain sales at our expense. If any such products are manufactured or marketed in a manner projecting lesser quality or carries a negative connotation, our brand image could be adversely affected.
In addition, our right to operate under the Limited Too brand is governed by an exclusive trademark and service mark licensing agreement with Limited Brands. The agreement is renewable annually, at our option. In return, we are required to provide Limited Brands with the right to inspect our stores and distribution facilities and to review our advertising. Limited Brands has the right to terminate the agreement under certain circumstances, specifically if:
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
Talented personnel are critical to our success
Our continued success depends, to a significant degree, upon the services of our key personnel, particularly our senior executive officers and merchandising and design personnel. The loss of any of our key personnel could impact our ability to bring desirable products to market or effectively manage our internal operations. Such a loss could reduce future revenues, increase costs, or both. Our success in the future will also depend upon our ability to attract, develop and retain talented and qualified personnel.
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
There would be risks associated with launching and maintaining a new concept
As we continue to grow our business, we may take advantage of certain opportunities created by the development of new brand concepts. The ability to succeed in any potential new concept requires significant capital expenditures and management attention. Potential new concepts are subject to certain other risks including:
•	customer awareness and acceptance of the new brand and its products;
•	competition, both external and internal;
•	product and brand differentiation among our already-existing brands; and
•	the ability to attract, develop and retain qualified personnel including management and designers.
We can provide no assurance that we will develop a new concept or, if we do, that the new concept will grow or become profitable. If we attempt to develop and grow a new brand and do not succeed, this could adversely impact the continued growth of our existing brands and our results of operations and cash flows.

Our business fluctuates on a seasonal basis
We experience seasonal fluctuations in our sales and operating income, with a disproportionate amount of our sales and operating income typically realized during our fourth quarter due to sales during the holiday shopping period. We also generate significant sales during the back-to-school period in the third quarter. Any decrease in sales or margins during those periods could reduce future annual profit margins and reduce future operational cash flow.
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
Our business is sensitive to macro-economic conditions and consumer spending patterns
Our growth, sales and profitability may be adversely affected by unfavorable local, regional, national or international economic conditions, which can be impacted by factors including the effects of war, terrorism, natural disasters and widespread health concerns, or the threats thereof. Our business is also impacted by inflation, fluctuations in interest rates, consumer credit availability, consumer confidence levels, consumer debt levels, changes in tax rates and tax policies, changes in gasoline prices and unemployment trends. Additionally, shifts in our customers’ discretionary spending to other goods, including music, entertainment and electronic products could also adversely affect our revenues and associated margins. Overall, we can provide no assurance on how these conditions will impact our business.
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
We rely on foreign sources of production
We do not own or operate any manufacturing facilities directly. We depend on independent third parties for the manufacture of all of our merchandise. We source a large majority of our merchandise from foreign factories located primarily in East and Southeast Asia. We do not have any long-term merchandise supply contracts and conduct our business in U.S. dollars. We compete with many other companies for production facilities and import quota capacity. Many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Changes in U.S. customs regulations may also occur unexpectedly and result in an overall increase in the cost of imported merchandise which may negatively impact our gross margins.
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
We utilize ports to import our products from Asia
We currently ship the vast majority of our products by ocean. If a disruption occurs in the operation of ports through which our products are imported, we and our vendors may have to ship some or all of our products from Asia by air freight or to alternative shipping destinations in the United States. Shipping by air is significantly more expensive than shipping by ocean and our profitability could be reduced. Similarly, shipping to alternative destinations in the United States could lead to increased lead times and costs on our products. A disruption at ports through which our products are imported could have a material adverse effect on our results of operations and cash flows.
We are pursuing a strategy of international expansion
We currently have licensed stores in certain Middle Eastern and Scandinavian countries and expect to expand into other countries in the future. In addition to the general risks associated with doing business in foreign markets, as stated above, we run the risk of not being able to sustain our growth in these international markets or to penetrate new international markets in the future. As we penetrate these markets, there is increased risk of not fully complying with existing and future laws, rules and regulations of countries where we conduct business. As with any future business strategy, we can provide no assurance that our current and future international endeavors will be successful.
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

We may be unable to service our debt
We may be unable to service the debt drawn under our credit facilities and/or any other debt we may incur. Additionally, the agreements related to such debt require us to maintain certain financial ratios which limit the total amount we may borrow, and also prohibit certain types of liens on property or assets. The inability to service our debt could have a material adverse effect on our reputation, financial condition and results of operations, as well as affect our ability to borrow additional funds.
We are implementing new information systems
We continue to evaluate and implement upgrades to our information technology systems for merchandise planning, inventory management, supply chain point of sales (cash registers), real estate, finance and human resources. Upgrades involve replacing legacy systems with current and industry-accepted successor systems, making changes to legacy systems or cost-effectively acquiring new systems with new functionality. We are aware of the inherent risks associated with replacing these systems, including accurately capturing data and system disruptions. We believe we are taking appropriate actions to mitigate the risks through testing, training and staging implementation, as well as ensuring appropriate commercial contracts with third-party vendors supplying such replacement technologies are in place.
The launch of these replacement systems will take place in a phased approach over an approximate five to six year period that began in 2005. In 2007, we implemented new financial systems and replaced our real estate systems. We can provide no assurance the implementation process will be successful or will occur as planned and without disruptions to operations. Information technology system disruptions could affect our ability to monitor and track our business performance.
Our business may be harmed if our computer network security is compromised
Despite our considerable efforts and technological resources to secure our computer network, security could be compromised and confidential information relating to our customers could be misappropriated or system disruptions could occur. This could lead to negative publicity, legal actions, loss of sales and profits or cause us to incur significant costs to reimburse third parties for possible damages.
We may be a party to legal proceedings that could result in unexpected outcomes and have an adverse effect on our financial condition or results of operations
From time to time, we are a party to legal proceedings, including matters involving employment issues and other proceedings arising in the ordinary course of business. In addition, we are a defendant in a purported class action lawsuit alleging, among other things, violations of federal securities laws. (See “Item 3. Legal Proceedings.”) We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities, when appropriate, in accordance with generally accepted accounting principles (“GAAP”). Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations, could have a material adverse impact on our financial condition, results of operations or cash flows.
We may suffer negative publicity and our business may be harmed if we need to recall any products we sell
We have in the past and may in the future need to recall products that we determine may present safety issues. If products we sell have safety problems of which we are not aware, or if we or the Consumer Product Safety Commission recall a product sold in our stores, we may suffer negative publicity and product liability lawsuits, which could have a material adverse impact on our reputation, financial condition, results of operations or cash flows.
Item 1B. Unresolved Staff Comments.
No such unresolved comments exist.

Item 2. Properties.
Our home office facilities are located in New Albany, Ohio. We operate our own distribution center in Etna Township, Ohio, within 15 miles of our home office facilities. Our distribution center is approximately 470,000 square feet. We own our distribution center and home office facilities. We own office space in Hong Kong and lease office space in Seoul, South Korea to support our international sourcing operations. In late 2007, we completed a 60,000 square foot building addition connected to our existing New Albany, Ohio home office headquarters to accommodate our growth. Additionally, we acquired a 44-acre parcel of land adjacent to our home office in fiscal 2006 to provide for anticipated growth well into the next decade.
As of February 2, 2008, we operated 582 Limited Too and 260 Justice stores, which are located primarily in shopping malls and off-mall power centers throughout the United States. Of the 582 Limited Too stores, 558 are leased directly from third parties — principally shopping mall developers — and 24 are governed by leases where the primary tenant is Limited Brands or a former affiliate of Limited Brands. Of the 558 stores directly leased from third parties, 5 are guaranteed by Limited Brands. Our leases expire at various dates between 2008 and January 2020. In fiscal 2007, total store rent for Limited Too and Justice was $88.1 million. Minimum rent commitments under non-cancelable store leases as of February 2, 2008, totaled $88.5 million, $87.1 million, $80.2 million, $73.5 million and $67.6 million for fiscal years 2008 through 2012, respectively, and $234.7 million thereafter.
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

At February 2, 2008, we operated 842 stores in the United States and the commonwealth of Puerto Rico as shown below:

Geographic Location	Limited Too	Justice	Total
Texas	47	35	82
California	54	16	70
Florida	43	22	65
Pennsylvania	37	14	51
Illinois	24	15	39
New York	30	8	38
Ohio	22	15	37
New Jersey	22	11	33
Georgia	21	11	32
Michigan	21	11	32
Indiana	15	8	23
North Carolina	15	7	22
Virginia	16	6	22
Massachusetts	14	5	19
Tennessee	13	6	19
Missouri	13	5	18
Arizona	9	8	17
Maryland	15	2	17
Connecticut	11	5	16
Alabama	10	5	15
Colorado	8	6	14
Minnesota	12	2	14
Kentucky	11	2	13
Nevada	5	8	13
South Carolina	10	3	13
Washington	8	4	12
Louisiana	9	1	10
Utah	5	5	10
Wisconsin	9	1	10
Kansas	5	3	8
Mississippi	5	2	7
Oklahoma	5	1	6
Arkansas	4	1	5
Iowa	4	1	5
Nebraska	3	2	5
New Hampshire	5	—	5
Oregon	3	2	5
Delaware	4	—	4
Maine	2	1	3
West Virginia	3	—	3
North Dakota	2	—	2
New Mexico	2	—	2
Rhode Island	2	—	2
Idaho	1	—	1
South Dakota	1	—	1
Vermont	1	—	1
Puerto Rico	1	—	1

Total	582	260	842

Item 3. Legal Proceedings.
Since August 24, 2007, three purported class action complaints were filed by purported purchasers of the Company’s common stock against the Company and certain of its current and former officers, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Southern District of Ohio, where, on October 23, 2007, they were consolidated into a single proceeding (the “Tween Brands federal securities litigation”). On December 21, 2007, the Court appointed the Electrical Works Pension Fund, Local 103, I.B.E.W. as lead plaintiff and, on March 20, 2008, the lead plaintiff filed a consolidated complaint naming the Company and certain current and former officers as defendants.
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information.
At this stage, it is not possible to predict the outcome of these proceedings or their impact on Tween Brands, Inc. The Company believes the allegations made in the consolidated complaint are without merit and intends to vigorously defend this action. The Company believes that, if necessary, insurance coverage will be available under the Company’s insurance policies, subject to self-insured retentions and policy limits, and we do not believe the litigation will have a material adverse effect on our results of operations, cash flows or financial position.
From time-to-time we also may become involved in various litigation and regulatory matters incidental to operations of our business. It is our opinion the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
Item 4. Submission Of Matters To A Vote Of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.
(a)	Tween Brands, Inc. shares are traded on the New York Stock Exchange under the trading symbol “TWB” (formerly “TOO”). The following is a summary of the high, low and close sales prices of our common stock as reported on the New York Stock Exchange for the 2007 and 2006 fiscal years:

	Sales Price
	High	Low	Close
2007 Fiscal Year
4th Quarter	$32.92	$22.75	$32.92
3rd Quarter	$43.28	$27.17	$27.89
2nd Quarter	$49.00	$37.17	$37.61
1st Quarter	$40.08	$33.62	$39.56

2006 Fiscal Year
4th Quarter	$44.53	$33.00	$34.86
3rd Quarter	$41.59	$31.05	$41.46
2nd Quarter	$43.34	$34.91	$36.67
1st Quarter	$38.96	$27.93	$38.42
We have never declared nor paid any dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to pay any dividends in the foreseeable future. Earnings from our operations will be retained and reinvested to support the growth of our business. At March 25, 2008, we had approximately 14,150 shareholders of record.
Shareholder Return Graph
The following graph shows a comparison, over a five-year period, of the cumulative total return for Tween Brands, Inc. common stock, the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Apparel Retail Index, each of which assumes an initial investment value of $100 on February 1, 2003, in common stock of Tween Brands, and in the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Apparel Retail Index. The comparison also assumes the reinvestment of any dividends.

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	Fiscal Years Ending
Company/Index	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08

Tween Brands, Inc	(8.11)	74.18	7.32	21.89	(5.57)
S&P SmallCap 600 Index	47.86	14.20	21.10	10.57	(6.12)
S&P Apparel Retail	31.54	19.69	(7.04)	18.56	(2.61)

	Indexed Returns
	Fiscal Years Ending
	Base Period
Company/Index	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08

Tween Brands, Inc	100	91.89	160.06	171.77	209.37	197.72
S&P SmallCap 600 Index	100	147.86	168.85	204.47	226.08	212.26
S&P Apparel Retail	100	131.54	157.44	146.36	173.53	169.00

Summary of Share Repurchases
Fiscal Years Ending (in millions)
1/31/04	1/29/05	1/28/06	2/3/07	2/2/08

$0.0	$3.5	$56.1	$59.9	$236.0
(b)	Not applicable. No sales of unregistered securities.

(c)	In November 2004, our Board of Directors authorized the repurchase of up to $125.0 million of our common stock as a means of further enhancing shareholder value over a two year period beginning November 18, 2004. Between November 18, 2004 and November 16, 2005 we repurchased $59.6 million of common stock.

In November 2005 our Board of Directors restored the amount available for share repurchases to $125.0 million over a two year period beginning November 17, 2005. Between November 17, 2005 and August 20, 2006, we repurchased $40.0 million of common stock.

In August 2006 our Board of Directors restored the amount available for share repurchases to $125.0 million over a two year period beginning August 21, 2006. Between August 21, 2006 and May 29, 2007, we repurchased $79.2 million of common stock.

In May 2007, our Board of Directors reauthorized the stock repurchase program and increased the amount available to $150.0 million over a two year period beginning May 29, 2007 (“May 2007 Share Repurchase Program”). Between May 29, 2007 and February 2, 2008, we repurchased $1.7 million of common stock, leaving $148.3 million remaining under the May 2007 Share Repurchase Program.

In September 2007, our Board of Directors authorized the repurchase of up to $175.0 million of our outstanding shares beginning September 13, 2007 (“The September 2007 Share Repurchase Program”). The September 2007 Share Repurchase Program supplemented the $148.3 million remaining under the May 2007 Share Repurchase Program. On September 13, 2007, we entered into an agreement to purchase $143.3 million of Tween Brands common stock as part of an accelerated share repurchase (“ASR”) program and by the end of fiscal 2007 used the remainder of the $175.0 million authorization under the September 2007 Share Repurchase Program to repurchase $31.7 million of shares. From February 3, 2008 through the date of this filing, no shares of common stock have been repurchased; however, in the first fiscal quarter of 2008 we made our $5.9 million settlement payment as required under the terms of our ASR. The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.4 million.
Future purchases may occur from time to time, subject to market conditions and our assessment of alternative uses of excess cash, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance we will repurchase any additional shares under the May 2007 Share Repurchase Program or otherwise. The following table illustrates our purchases of equity securities during the fourth fiscal quarter 2007:

				Maximum
			Total Number	Dollar Value
			of Shares	of Shares that
			Purchased as	may yet be
	Total Number	Average	Part of Publicly	purchased under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased	per Share	or Programs	or Programs
November (November 4, 2007 through December 1, 2007)	0	$0.00	0	$148,333,757
December (December 2, 2007 through January 5, 2008)	0	$0.00	0	$148,333,757
January (January 6, 2008 through February 2, 2008)	0	$0.00	0	$148,333,757

Total	0	$0.00	0	$148,333,757

Item 6. Selected Financial Data.
The following data is in thousands, except per share data, number of stores and annual sales per average gross square foot:

	Fiscal Year
	2007	2006 (1)	2005	2004	2003 (2)
Statement of Operations Data:
Net sales (3)	$1,013,971	$883,683	$757,936	$675,834	$598,681
Gross income	369,381	333,968	291,297	241,887	200,626
Store operating, general and administrative expenses	285,059	238,278	208,338	177,508	154,275
Operating income	84,322	95,690	82,959	64,379	46,351
Income from continuing operations	52,574	64,821	54,451	41,589	29,114
Net income (4)	52,574	64,821	54,451	41,589	23,134
Earnings per share — basic	$1.84	$1.99	$1.62	$1.21	$0.85
Earnings per share — diluted	$1.81	$1.95	$1.60	$1.19	$0.84

Balance Sheet Data:
Cash and cash equivalents	$46,009	$48,394	$22,248	$26,212	$4,991
Inventories	107,483	91,742	66,033	62,441	58,299
Total assets	611,637	569,677	523,730	493,696	441,253
Total debt	175,000	—	—	—	—
Total shareholders’ equity	194,999	371,326	350,783	322,524	276,565

Selected Operating Data:
Comparable store sales increase/(decrease) (5) (6)	4%	6%	5%	4%	(13)%
Total net sales growth/(decline)	14.7%	16.6%	12.1%	12.9%	(6.5)%
Gross income rate (7)	36.4%	37.8%	38.4%	35.8%	33.5%
Operating income rate (7)	8.3%	10.8%	10.9%	9.5%	7.7%
Total number of stores open at year end	842	722	666	603	558
Total gross square feet at year end	3,510	3,006	2,777	2,495	2,307
Annual net store sales per average gross square foot (8)	$296	$299	$284	$272	$268

(1)	Represents the 53-week fiscal year ended February 3, 2007.

(2)	Due to the discontinuation of mishmash in 2003, its results are excluded for all periods presented.

(3)	Net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; international revenue and partner advertising revenue.

(4)	Includes the impact of the loss on discontinued operations of mishmash, net of tax, of $6.0 million for fiscal 2003.

(5)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for the purpose of this calculation.

(6)	Comparable store sales for fiscal 2006 are measured against a 53-week period ending February 4, 2006. Comparable store sales for fiscal 2007 are measured against a 52-week period ending February 3, 2007.

(7)	Calculated as a percentage of net sales.

(8)	Annual net store sales per average gross square foot is the result of dividing net store sales for the fiscal year by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operations.
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. Also refer to the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 on page 44-45. For the purposes of the following discussion, unless the context otherwise requires, “Tween Brands, Inc.,” “we,” “our,” “the Company” and “us” refer to Tween Brands, Inc. and our wholly-owned subsidiaries.
Executive Overview
Sales Cross $1 Billion Mark
While fiscal 2007 was highlighted by a number of achievements for us at Tween Brands, with the most notable being our sales surpassing $1 billion, we did not meet a number of expectations set for our performance. We finished the year with $1,014.0 million in net sales, nearly 15% higher than fiscal 2006 net sales of $883.7 million. However, net income decreased 19% and earnings per diluted share decreased 7%, to $1.81 as a result of flat comparable store sales at Limited Too, deleveraging expenses and declining net income. A restructuring charge related to our corporate restructuring, which is discussed in more detail on page 25, also contributed to the reported operating and net income decline. The unfavorable impact on earnings per diluted share was partially mitigated by buying back 7.8 million shares, or over 24% of our common stock outstanding at the end of fiscal 2006. This was accomplished primarily through an accelerated share repurchase program with $236.0 million ultimately being returned to shareholders by the end of the year. We ended the year with $116.2 million in cash and short-term investments after investing $101.6 million in new stores and other capital projects.
Limited Too
Limited Too has consistently provided tween girls with the hottest fashion for all aspects of her ever-changing life. While there were a number of accomplishments throughout the year, our overall performance in fiscal 2007 failed to deliver the results we expected. On the apparel side, we experienced a mid single-digit decrease in average store sales overall, with casual bottoms having the most difficult year and casual skirts, shirts, graphic tees and casual pants also being less successful. On the positive side, our non-apparel business performed quite nicely, posting low double digit sales increases. The main contributor to this growth was the lifestyles division, which is composed of electronic devices, games and bedroom furnishings. In 2007 we became the mall based destination for WebkinzTM, the plush animals carrying a secret code unlocking a virtual world of entertainment, education and safe communication with other tweens. With the help of WebkinzTM, the web-related items department experienced a strong year and was a great contributor to our holiday sales success. Our sweaters, sweatshirts and dresses performed well this year, posting double-digit average store sales increases, mainly due to our lightweight sweaters in all our girl’s favorite colors. Additional better performing categories in our accessories business included hair, footwear and jewelry.
We continued to form and develop relationships with several new partners to help fill our shelves with the latest toys and games our technology-driven tweens crave. During the year, we partnered with Kajeet® to offer our girls the coolest cell phones. We also teamed up with tween movie producers Fox-Walden, the producer of Nim’s IslandTM© and Dolphin Entertainment, the producer of the Roxy Hunter mystery series on Nickelodeon television. We are carrying an exclusive line of Roxy Hunter sportswear, inspired by the popular TV tween sleuth. In addition, we maintained many existing relationships and were able to continue to provide our girl the most popular Hannah Montana merchandise. Our partnerships have helped us become the primary destination for our tween girl and her mom, not only for the latest fashion and styles, but also the most up-to-date technology must-haves.
Limited Too continues to foster relationships with its customers through a variety of media. In fiscal 2007, we published 14 catazine (catalog and magazine combination) editions, five more than we published in fiscal 2006. Total circulation increased to over 35 million books, a 48% increase over fiscal 2006. Our catazines remain our best advertising and promotional vehicles and the most effective way to communicate with our girls. We continued our voicemail reminders, birthday and report card promotions and have increased the use of e-mail reminders as a way of alerting girls about sales, as well as distributing coupons for use in-store and online. For fiscal 2008, Limited Too catazine circulation is planned to remain consistent with the 2007 level.
Once again, our direct business had a phenomenal year, proving our girl and her mom are becoming increasingly comfortable with our e-commerce site and the convenience it offers. Total direct (catazine and web) sales grew 92% over fiscal 2006. We continued with the project started in late 2006 to refresh the look and navigability of our website, specifically focusing on how our sportswear assortment is presented. Although the rate of growth experienced in the past two years is not expected to be maintained, we anticipate the initiative discussed above along with our continued focus on the e-commerce channel will increase sales and enhance our already strong Limited Too brand image.
Justice
In fiscal 2007, Justice continued its rapid growth by adding 101 new stores to its portfolio, making it one of the fastest growing concepts in specialty retailing. Justice enjoyed a comparable store sales increase of 21%, following an increase of 28% for fiscal 2006. This increase was due to having the right fashion apparel, accessory and lifestyle product for our tween girls, coupled with a robust marketing program.
From a merchandising standpoint, the non-apparel business was a key component to our sales growth in 2007. Our girls’ interest in technology continues to move her toward shopping for web-based toys and games such as WebkinzTM, hand held electronics, toys and licensed product such as Hannah Montana. Our footwear business also experienced significant growth throughout the year, with strong performances in flip flops, ballet flats and boots. In addition, our established sportswear apparel business continued to grow and posted comparable sales increases. Our shirts, sweaters, active shorts and dresses displayed solid growth by posting comparable sales increases over 40%, mainly driven by the introduction of the longer “skimp” and baby doll silhouettes. Our line of intimates, comprising bras, underwear and sleepwear launched in early 2007 has been a positive addition to our apparel assortment and is off to promising start. Similar to Limited Too, casual bottoms, which is composed of pants, denim jeanswear and skirts had a disappointing year.
In fiscal 2007, we continued to build on our relationship with tween girls and their moms by increasing the number of catazines from three in fiscal 2006 to 11 in fiscal 2007. The additional eight catazines increased our circulation to over 10 million, an increase of more than 300% over last year. Our catazines continue to be an effective advertising vehicle as they drive traffic to our stores through the use of fashion photography as well as promotional offers. Total in-home communication with our customers increased 167% from last year as we built on our birthday mailings as well as several other direct mail offerings. These mailings arrive complete with a coupon or sale reminder alerting our girls about in-store sales and promotions on her favorite styles. We continued our Justice “Fun Card” program, which rewards our girls for shopping with us at certain times of the year (Spring, Back-to-School and Holiday) and encourages them to return to use a $10 discount during a specified redemption period.
International Expansion
Our relationship with Alshaya Trading Co. WLL continues with 25 licensed Limited Too stores successfully operating in upscale malls in the Kingdom of Saudi Arabia, Kuwait, United Arab Emirates, Jordan and Qatar at the end of fiscal 2007. As of the date of this filing, there were 26 stores opened under this licensing agreement. While we are pleased with our Middle Eastern operations, we continue to seek out other appropriate international markets where we feel one or both of our brands would be successful. In fiscal 2007, we developed a partnership with Family Invest AB to operate Limited Too stores in Scandinavia beginning in 2008. As of the date of this filing, we opened our first store under this arrangement in Sweden.

Restructuring
During the last quarter of 2007 we undertook a study of our expense structure and overall staffing approach at our corporate headquarters. As a result of this study we incurred a $4.4 million restructuring charge consisting primarily of severance expenses and a third-party consulting fee. The charge is included in the “Store operating, general and administrative expenses” line item of our Consolidated Statements of Operations. The charge reduced our annual earnings per diluted share by $0.09. The restructuring better aligned the corporate functions with the goals and priorities of our two brands and their customers and will benefit us well into the future.
Share Repurchase Programs
As of fiscal year end 2006, $105.0 million was remaining under the August 2006 Board authorized share repurchase program (“August 2006 Share Repurchase Program”). In the first quarter of fiscal 2007, we used $59.2 million under the August 2006 Share Repurchase Program to repurchase 1.6 million shares. In May 2007, our Board of Directors reauthorized the share repurchase program and increased the amount available to $150 million (“May 2007 Share Repurchase Program”). Subsequent to this reauthorization in the second quarter of fiscal 2007, we repurchased approximately 40,000 shares under the May 2007 Share Repurchase Program, for $1.7 million. At the end of the fourth quarter of fiscal 2007, $148.3 million remained under the May 2007 Share Repurchase Program.
In September 2007, our Board of Directors authorized the repurchase of up to $175.0 million of our outstanding shares under the September 2007 Share Repurchase Program. The September 2007 Share Repurchase Program supplemented the amount available under the May 2007 Share Repurchase Program. At the end of the fiscal year, all $175.0 million had been used for repurchase purposes. Refer to Note 10 to our Consolidated Financial Statements and Item 5(c) of PART II of this Form 10-K for further details.
Purchases may occur from time to time in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any additional shares under the May 2007 Share Repurchase Program. For the period February 3, 2008 through the date of this filing, there have been no share repurchases. In the first fiscal quarter of 2008 we made our $5.9 million settlement payment as required under the terms of our ASR. The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.4 million.
Capital Investment and Resources
We continue to evaluate and implement upgrades to our information technology systems for merchandise planning, inventory management, supply chain point of sales (cash registers), real estate, finance and human resources. The launch of these replacement systems will take place in a phased approach over an approximate five to six year period that began in 2005. In 2007, we implemented new financial systems and replaced our real estate systems.
Our capital spending plans for fiscal 2008 are forecasted to be between $75.0 million and $80.0 million, or 21% to 26% less than was invested in fiscal 2007. We intend to spend $60.0 million to $65.0 million on opening new stores and remodeling older Limited Too locations. Of the remainder, we estimate $7.0 million will go toward the final payments relating to our home office and distribution center expansions, as well as spending for new home office and distribution center projects, and $8.0 million will be invested in our information technology and other supply chain initiatives. As in fiscal 2007, we expect cash and short-term investments on hand and cash generated from operations will fund all of our capital expenditures.

Home Office Expansion
In late 2007, we completed a 60,000 square foot building addition connected to our existing New Albany, Ohio home office headquarters to accommodate our continued growth. We also have a 44-acre parcel of land adjacent to our home office, acquired in fiscal 2006, to provide for anticipated growth well into the next decade.
Results of Operations
Financial Summary
Net sales for the year ended February 2, 2008 were $1,014.0 million, an increase of nearly 15% from $883.7 million in fiscal 2006. Gross income increased 11% to $369.4 million in 2007 from $334.0 million in 2006. Operating income decreased 12% to $84.3 million in 2007 from $95.7 million in 2006. Net income decreased 19% to $52.6 million in 2007 from $64.8 million in 2006. Earnings per diluted share decreased 7% to $1.81 in 2007 from $1.95 in 2006. As a reminder, 2006 included an extra week of operations due to the nature of our fiscal calendar.
Financial Summary
Summarized annual financial data is presented below:

				% Change
	Fiscal Year			2006-	2005-
	2007	2006 (1)	2005	2007	2006
Net sales (millions) (2)	$1,014.0	$883.7	$757.9	15%	17%

Comparable store sales (3)(4)	4%	6%	5%
Annual net store sales per average gross square foot (5)	$296	$299	$284	-1%	5%
Net store sales per average store (thousands) (6)	$1,229.0	$1,246.1	$1,181.2	-1%	5%

Average store size at period end (gross square feet)	4,169	4,163	4,170	0%	0%
Total gross square feet at period end (thousands)	3,510	3,006	2,777	17%	8%
Store inventory per gross square foot at period end (7)	$25.8	$27.3	$22.6	-5%	21%
Store inventory per store at period end (7)	$107,551	$113,506	$94,179	-5%	21%

Number of stores:
Beginning of period	722	666	603
Opened	140	79	70
Closed	(20)	(23)	(7)

End of period	842	722	666

Limited Too stores remodeled	33	34	25

Number of Limited Too stores	582	563	574
Number of Justice stores	260	159	92

(1)	Represents the 53-week fiscal year ended February 3, 2007.

(2)	Net sales includes: store sales, net of associate discounts, direct sales, shipping revenue, international revenue and partner advertising revenue.

(3)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(4)	Comparable store sales for fiscal 2006 are measured against a 53-week period ended February 4, 2006.

(5)	Annual net store sales per average gross square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(6)	Net store sales per average store is the result of dividing net store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(7)	Inventory value includes store and distribution center inventory net of estimated shrink.

The following table compares the amounts shown in our Consolidated Statements of Operations for the last three fiscal years expressed as a percentage of net sales:

	Fiscal Year
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, buying and occupancy costs	63.6	62.2	61.6

Gross income	36.4	37.8	38.4
Store operating, general and administrative expenses	28.1	27.0	27.5

Operating income	8.3	10.8	10.9
Interest (expense)/income, net	(0.1)	0.6	0.3

Earnings before income taxes	8.2	11.4	11.2
Provision for income taxes	3.0	4.1	4.0

Net income	5.2%	7.3%	7.2%

Net Sales
Net sales for fiscal 2007 increased 15% from fiscal 2006. This was driven by the 4% increase in comparable store sales combined with the sales from the addition of 120 stores during 2007. Net sales for fiscal 2006 increased 17% from fiscal 2005 driven by the 6% increase in comparable store sales coupled with sales from an additional 56 stores added during the year. New stores tend to have sales volumes during their year of opening somewhat below our average comparable store sales volume.
The following summarized operational data compares fiscal 2007 with the similar periods for 2006 and 2005, on an average store basis:

				% Change
	Fiscal Year			2006-	2005-
Limited Too and Justice:	2007	2006 (1)	2005	2007	2006
Average dollar value of units sold at retail (“AUR”) (2)	$12.47	$13.07	$12.97	-5%	1%
Average number of units per transaction (“UPT”)	4.20	4.08	3.94	3%	4%
Average dollar sales value per transaction (“ADS”) (3)	$52.42	$53.32	$51.08	-2%	4%
Number of transactions per average store (4)	23,666	23,184	23,282	2%	0%
Sales from transactions over $50 (% of total sales)	75.3%	77.5%	73.2%	-3%	6%
Transactions over $50 (% of total transactions)	38.5%	39.5%	37.8%	-3%	4%

(1)	The above metrics for 2006 have been adjusted from the reported values in previous filings due to the extra week in fiscal year 2006. The fiscal year of 2006 as reported began on January 29, 2006 and ended February 3, 2007; the above numbers are from the fifty-two week period beginning on February 5, 2006 and ending on February 3, 2007.

(2)	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars, store sales before associate discounts, for the period by the number of units sold during the period.

(3)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(4)	Number of transactions per average store is the result of dividing the total number of transactions for the fiscal period by the average store count, which reflects the impact of opening and closing stores throughout the period.
For fiscal 2007, AUR decreased but UPT increased, leading to a 2% decrease in ADS from fiscal 2006. The above table shows transactions per store up slightly in fiscal 2007 from fiscal 2006. Transactions over $50, a statistic we watch very carefully due to our marketing program thresholds, comprised more than 75% of all sales dollars and nearly 39% of all transactions at our stores, both down slightly from fiscal 2006.
For fiscal 2006, both AUR and UPT increased, which led to a 4% increase in ADS over fiscal 2005. Although the above table shows transactions per store up slightly in fiscal 2006 from fiscal 2005, when adjusted for the 53rd week, transactions per store remained nearly the same. Transactions over $50 comprised over 77% of all sales dollars and almost 40% of all transactions at our stores.
Gross Income
Fiscal 2007
The table below summarizes the change in gross income and buying and occupancy for the fiscal years ended February 2, 2008 and February 3, 2007 (in thousands):

	2007	2006	Dollar Change
Gross Income	$369,381	$333,968	$35,413
Add Back: Buying & Occupancy Costs	229,805	197,145	32,660

Internal Gross Income	$599,186	$531,113	$68,073

Internally we analyze gross income by splitting it into two components. Internal gross income (gross income excluding buying and occupancy cost) is the first component and buying and occupancy costs is the second. Internal gross income is comprised of our more variable components of gross income, while our buying and occupancy costs are predominantly fixed in nature. Gross income for fiscal 2007 was $369.4, $35.4 million greater than fiscal 2006 as shown in the table below (in thousands, except basis point amounts):

	2007 vs. 2006	2007 vs. 2006
Changes in:	Dollar change	Change in bps
Internal Gross Income	$68,073	(100)
Sales Volume $78.3 million improvement Internal Gross Income Rate $10.2 million decline
Buying & Occupancy Costs	(32,660)	(40)

Total Change	$35,413	(140)

The 15% increase in net sales drove the $78.3 million shown above, while a 100 bps decline in our internal gross income rate drove the $10.2 million decline. The 100 bps decrease in our internal gross income rate is primarily attributable to increased markdowns in the spring season, as well as lower initial mark-up (“IMU”) driven by the relative growth of our Justice brand and by the higher proportion of non-apparel merchandise sales at both brands. Buying and occupancy costs increased $32.7 million over fiscal 2006, driven primarily by higher store occupancy expenses associated with new store additions at Justice, rent increases resulting from lease renewals at higher rates at Limited Too, as well as increased Limited Too catazine costs.
Fiscal 2006
The table below summarizes the change in gross income and buying and occupancy for the fiscal years ended February 3, 2007 and January 28, 2006 (in thousands):

	2006	2005	Dollar Change
Gross Income	$333,968	$291,297	$42,671
Add Back: Buying & Occupancy Costs	197,145	173,358	23,787

Internal Gross Income	$531,113	$464,655	$66,458

Gross income for fiscal 2006 was $334.0 million, an increase of $42.7 million over fiscal 2005 as shown in the table below (in thousands, except basis point amounts):

	2006 vs. 2005	2006 vs. 2005
Changes in:	Dollar change	Change in bps
Internal Gross Income	$66,458	(120)
Sales Volume $77.1 million improvement Internal Gross Income Rate $10.6 million decline
Buying & Occupancy Costs	(23,787)	60

Total Change	$42,671	(60)

The 17% increase in net sales drove the $77.1 million shown above, while a 120 bps decline in our internal gross income rate drove the $10.6 million decline. The 120 bps decrease in our internal gross income rate is primarily attributable to two factors: (1) a decreased merchandise margin in our Limited Too brand driven by the fall season markdowns as well as a merchandise shift towards electronics and lifestyle items; and (2) the relative growth of our Justice brand, which had a lower internal gross income rate than Limited Too. Buying and occupancy costs increased $23.8 million over fiscal 2005, driven primarily by increased store occupancy costs related to new store growth and higher catazine costs. We leveraged these increased expenses, driving a 60 bps improvement from fiscal 2005.
Store Operating, General and Administrative Expenses
Fiscal 2007
Store operating, general and administrative expenses increased $46.8 million, or 110 bps in fiscal 2007 from fiscal 2006 as outlined in the table below (in thousands, except basis point amounts):

	2007 vs. 2006	2007 vs. 2006
Changes in:	Dollar change	Change in bps
Store operating expenses	$22,039	(10)
Home Office	10,841	20
Marketing	6,084	50
Distribution center	691	—
Other	7,126	50

Total Change	$46,781	110

Store operating expenses increased nearly 14% (in dollars) in fiscal 2007 over fiscal 2006, driven by the net addition of 120 new stores, as well as a modest increase in average hourly rate. However, we were able to leverage this increase. Home office expenses increased due principally to increased payroll expenses to support our continued growth, as well as higher hardware, software and consulting expenses in the information technology area. Marketing expenses increased primarily due to increased direct marketing spending at both brands. Other expenses increased primarily due to a $4.4 million restructuring charge related to our cost savings initiative, as well as an increase in our direct fulfillment costs related to an increase in direct sales.

Fiscal 2006
Store operating, general and administrative expenses increased $29.9 million, however decreased 50 bps in fiscal 2006 from fiscal 2005 as outlined in the table below (in thousands, except basis point amounts):

	2006 vs. 2005	2006 vs. 2005
Changes in:	Dollar change	Change in bps
Store operating expenses	$22,556	—
Home Office	11,710	40
Marketing	(3,944)	(80)
Distribution center & other	(382)	(10)

Total Change	$29,940	(50)

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
Interest Expense/Income, Net
Fiscal 2007
Interest income is earned on investments in money market securities, variable rate demand notes and short-term, highly liquid, tax free municipal bonds. Interest expense is driven mainly by the interest payments on our long-term debt. For fiscal 2007, net interest expense, amounted to $1.7 million versus net interest income of $5.1 million for 2006. The decrease in 2007 was attributed to interest expense on our long-term debt, a lower invested asset balance and lower interest rates earned on our investments.
Fiscal 2006
Interest income is earned on investments in money market securities and short-term, highly liquid, tax-free and insured municipal bonds. Net interest income, amounted to $5.1 million for fiscal 2006 versus $2.0 million for 2005. The increase in 2006 was primarily attributed to favorable interest rates and lower credit facility and letter of credit fees.
Provision for Income Taxes
Fiscal 2007
The total provision for income taxes decreased to $30.1 million in fiscal 2007 from $36.0 million for 2006. Our effective tax rate increased to 36.4% in fiscal 2007 from 35.7% in 2006. The rate increase was primarily attributable to a reduction in investment income from short-term tax-free municipal bonds.
Fiscal 2006
The total provision for income taxes increased to $36.0 million in fiscal 2006 from $30.5 million for 2005. Our effective tax rate decreased to 35.7% in fiscal 2006 from 35.9% in 2005. The slight rate decrease was primarily attributable to increased investment income from short-term, tax-free municipal bonds and the favorable settlement of certain state tax examinations.

Our Outlook for the Future
Over the next few years we intend to open between 90 and 100 Justice stores per year and add a small number of Limited Too stores each year, in situations meeting our internal return on investment requirements. We also plan on remodeling approximately 35 Limited Too stores per year. Justice stores will open primarily in power strip centers, while Limited Too stores may open in outlet centers, lifestyle centers or street locations, in addition to traditional malls. On the international front, we will continue to work with Alshaya Trading Co. and Family Invest AB to open more Limited Too stores, as deemed appropriate, under our respective agreements.
At Limited Too, our marketing plan calls for over 36 million catazines anticipated for circulation. At Justice, 14 editions of our catazine, three more than in fiscal 2007, and a circulation increase of 90% reaching nearly 20 million, is anticipated. Finally, we expect to launch our e-commerce business for Justice in fall of 2008. All these initiatives will continue to strengthen our relationships with our current customers and introduce more and more new tween girls and their moms to our exceptional brands.
We expect our annual consolidated gross income rate to improve slightly as we continue to leverage our design and buying and occupancy costs. Ultimately, we feel the Justice gross income rate will approach the Limited Too rate. Despite this expected improvement, however, over the next few years, the gross income rate for Justice is forecasted to remain below that of Limited Too. The Limited Too gross income rate is expected to remain flat or decrease slightly as improvements in our apparel margins are offset by the growth of electronics and other lifestyle items, which traditionally have lower margins. Limited Too margins may also be negatively impacted by increases in mall rents as we renew leases and open new stores. Gross income rates in any given period can be impacted by factors such as inventory levels, fashion hits and misses and merchandise mix.
We expect to incur incremental store operating, general and administrative (“SG&A”) expenses in 2008 related to information technology enhancements and increased payroll in support of our various growth initiatives. Our store operating expenses will more than likely remain flat as a percentage of sales as minimum wage increases in numerous states are expected to increase our hourly rate, and offset any productivity improvements we achieve. Given our expected store growth, we feel our SG&A rate as a percent of net sales will leverage slightly in 2008, and then improve again in 2009, as we recognize the benefit of our Q4 2007 corporate expense structure initiative.
We expect our statutory tax rate in fiscal 2008 to be between 38% and 38.5%, an increase of 160 to 210 bps from fiscal 2007. Our effective rate will continue to be impacted by items such as municipal interest income, overseas operations and the settlement of any tax examinations which may occur in the future.
We believe Tween Brands is well positioned for future growth. Our newer brand, Justice, has proven it can be a major retail contender and profit contributor and will serve as our primary growth vehicle for the foreseeable future. Our original brand, Limited Too, continues to seize opportunities for increased profitability and will continue to be the place in the mall for tween girls and their moms to get the hottest fashions. For both brands, we are continually designing creative marketing initiatives to communicate our brand message to new customers and remind regular customers why Limited Too and Justice are their favorite tween stores. We expect to open our first store under our next concept, a store serving the fashion needs of both tween boys and girls, in the spring of 2010. We also expect to continue our international expansion by joining with qualified partners to operate licensed stores in additional international markets. We do not intend to limit ourselves in the future to only physical storefronts to sell our products to tweens, and expect our e-commerce business to deliver solid growth over the coming years as well. By anticipating and delivering the hottest fashion our customers have come to expect, we intend to expand our market share, grow shareholder value and remain the leading tween retailer.

Financial Condition and Liquidity
Financial Condition
During the third quarter of fiscal 2007, we took steps to create a more efficient capital structure by adding long-term debt. We borrowed $175.0 million in September 2007 under a term loan (the “Term Loan”), which was used to repurchase nearly 6.2 million shares of our outstanding common stock.
In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key metrics to determine financial health. Our balance sheet and cash flows remain strong, as we were able to finance all capital needs with existing working capital and cash generated from operations, while still ending the quarter with $116.2 million in cash and short-term investments. A more detailed discussion of liquidity, capital resources and expected future capital expenditures follows.
Liquidity and Capital Resources
We are committed to a cash management strategy that maintains enough liquidity to support the operations of the business and withstand unanticipated business volatility. We believe cash generated from operations, together with current levels of cash equivalents and short-term investments, will be sufficient to maintain ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth.
In 2007, we continued our share repurchase program in an effort to increase shareholder value. On February 2, 2008, our working capital (defined as current assets less restricted assets and current liabilities) was $141.0 million, down from $172.8 million on February 3, 2007. The decrease was primarily due to the $60.9 million of cash used since the beginning of the year to repurchase common stock under the August 2006 and May 2007 Board approved share repurchase programs, as well as funding $101.6 million in capital expenditures. In an effort to increase shareholder value, we have and may continue to repurchase our common stock as conditions allow. Under our current May 2007 Board authorization we may repurchase up to an additional $142.4 million of our common stock after the final payment required under the terms of our ASR. We also plan to continue funding capital expenditures for store expansion and store remodeling. Although we expect continued improvement in our overall liquidity, we recognize the specialty retail industry can be highly volatile, where fashion missteps can quickly impact the ability to generate operating cash.
The table below summarizes our working capital position and capitalization (in millions):

	February 2, 2008	February 3, 2007	January 28, 2006
Working capital	$141.0	$172.8	$185.1
Capitalization:
Long-term debt	175.0	—	—
Shareholders’ equity	195.0	371.3	350.8

Total capitalization	$370.0	$371.3	$350.8

Amounts available under the credit facility	$98.9	$99.4	$98.8
Restricted assets	$1.3	$1.2	$1.2
Our working capital has decreased 18%, which caused our overall liquidity to dip slightly under the industry average as shown below. Additionally, we borrowed $175.0 million under a Term Loan which was used to repurchase 6.2 million shares of our outstanding common stock, which resulted in a current ratio and debt-to-equity ratio as shown below:

	Tween Brands, Inc.		Apparel
	February 2, 2008	February 3, 2007	Industry*	S&P 500
Current Ratio	2.1	2.6	2.2	0.9
Debt/Equity Ratio	0.9	—	0.4	1.2

*	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN© money

Our liquidity is enhanced by our new unsecured $275.0 million credit agreement (the “new credit facility”), which was entered into in September 2007 and replaced the October 2005 credit facility. The new credit facility provides for a $100.0 million revolving line of credit, which can be increased to $150.0 million at our option under certain circumstances, as well as the $175.0 million Term Loan discussed in the Cash Flows from Financing Activities section. Refer to Note 8 to our Consolidated Financial Statements for further detail. Our new credit facility contains certain financial covenants. As of February 2, 2008 we are, and expect to remain, in compliance with all of our debt covenants.
While we expect to maintain significant overall liquidity, we recognize the specialty retail industry can be highly volatile and fashion missteps can quickly impact the ability to generate operating cash flow. We continually evaluate and strive to optimize our capital structure. We may, from time to time, make changes to our capital structure without prior notice, unless specifically required by applicable regulations. These changes may include, but are not limited to, modifying our ongoing share repurchase program, offering stock or debt securities, borrowing under or amending our credit facility, and/or taking on long-term fixed or variable rate debt. For a further description of our share repurchase program, refer to Note 10 to our Consolidated Financial Statements.
As discussed in Note 8 to our Consolidated Financial Statements, our interest payments are calculated on a short-term variable rate of our choosing under the terms of the loan. In December 2007, we entered into a swap contract in order to fix the interest rate payment on a portion of the long term debt. Our cash flows are better matched to a fixed interest rate debt structure rather than a variable rate structure. We chose variable rate debt with a swap contract, versus traditional fixed rate debt, because of the increased flexibility surrounding the terms available under this type of financing
Net Change in Cash and Cash Equivalents
The table below summarizes our net change in cash and cash equivalents for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 (in millions):

	Fiscal Year
	2007	2006	2005
Net cash provided by operating activities	$111.7	$87.4	$95.9
Net cash used for investing activities	$(57.2)	$(16.6)	$(58.1)
Net cash used for financing activites	$(56.9)	$(44.7)	$(41.7)

Net (decrease)/increase in cash and cash equivalents	$(2)	$26	$(4)

Operating Activities
Fiscal 2007
Net cash provided by operating activities in fiscal 2007 amounted to $111.7 million, up $24.3 million from $87.4 million in fiscal 2006. The table below outlines the changes in cash flow from operating activities during the year ended February 2, 2008 (in millions):

2007 vs 2006
Changes in:	increase/(decrease)
Net income, net of non-cash expenses	$(6.9)
Income taxes	(0.4)
Inventory	10.0
Accounts payable and accrued expenses	13.6
Tenant allowances received	12.9
Other	(4.9)

Total change in cash flows from operating activities	$24.3

The increase in cash provided by operating activities was driven in large part by an increase in tenant allowances received due to a focus on actively collecting outstanding allowances related to fiscal year 2006, as well as an increase driven by the continued store growth of our Justice brand.
Also contributing to the increase in cash provided by operating activities was an increase in accounts payable and accrued expenses as compared to fiscal 2006. This was primarily related to higher payables outstanding at year end, specifically related to incentive compensation, gift card liability, severance accrual and accrued interest for our long-term debt.
While inventory levels as reported on the balance sheet were 17% higher at year-end 2007 than at year-end 2006, we spent the cash more efficiently and therefore, were better positioned in the current year as was reflected in our store inventory per square foot decreasing 5% over 2006. These increases in cash were partially offset by a 19% decrease in net income, net of non-cash expenses, and higher income taxes payable.
Fiscal 2006
Net cash provided by operating activities in fiscal 2006 amounted to $87.4 million, down $8.5 million from $95.9 million in fiscal 2005. The table below outlines the changes in cash flow from operating activities during the year ended February 3, 2007 (in millions):

2006 vs 2005
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
Inventory levels at year-end 2006 were 39% higher than year-end 2005 levels or 28% higher per square foot from 2005 year end. However, when inventory is evaluated on a comparable time frame, that is 52 weeks ago, it increased 17% per square foot from 2005. This was composed of a 13% increase at Justice, and an 11% increase at Limited Too. The remainder of the increase was due primarily to a higher amount of inventory from our direct sourcing operation, which we typically take ownership of three to four weeks earlier than outsourced inventory.
The decrease in accounts payable and accrued expenses as compared to fiscal 2005 was primarily related to lower payables outstanding at year end due to shorter payment terms in fiscal 2006 and increased marketing expense, partially offset by higher accrued payroll expense. Our received tenant allowances grew slightly over 2005 driven by the continued growth of our Justice brand.

Investing Activities
Fiscal 2007
Net cash used for investing activities in fiscal 2007 amounted to $57.2 million, up $40.6 million from $16.6 million used in fiscal 2006. The table below outlines the changes in cash used for investing activities during the year ended February 2, 2008 (in millions):

2007 vs 2006
Changes in:	increase/(decrease)
Investments	$9.6
Capital expenditures	35.6
Funding of nonqualified benefit plans	(4.6)

Total change in cash flows from investing activities	$40.6

Proceeds from the sale or maturity of marketable securities were $45.7 million, on a net basis, in fiscal 2007 versus proceeds of $55.3 million, on a net basis, for the purchase of marketable securities in fiscal 2006. In 2007, we used proceeds from the sale and maturity of marketable securities primarily to repurchase shares of our outstanding common stock. Capital expenditures increased nearly 54% due to increased store construction related to our Justice brand, Limited Too store openings and remodels, our new home office addition and information technology initiatives.
Fiscal 2006
Net cash used for investing activities in fiscal 2006 amounted to $16.6 million, down $41.5 million from $58.1 million used in fiscal 2005. The table below outlines the changes in cash used for investing activities during the year ended February 3, 2007 (in millions):

2006 vs 2005
Changes in:	increase/(decrease)
Investments	$(62.3)
Capital expenditures	15.2
Change in restricted assets	(0.2)
Funding of nonqualified benefit plans	4.8
Other	1.0

Total change in cash flows from investing activities	$(41.5)

Proceeds from the sale or maturity of marketable securities were $55.3 million, on a net basis, in fiscal 2006 versus a use of $7.0 million, on a net basis, for the purchase of marketable securities in fiscal 2005. In 2006, we used proceeds from the sale and maturity of marketable securities primarily to repurchase shares of our outstanding common stock. Capital expenditures increased 30% due to increased store construction related to our Justice brand, the purchase of a 44-acre parcel of land adjacent to our current corporate offices and technology-related capital spending. Non-qualified benefit plan funding was the primary driver for the remaining use of investing cash.

Financing Activities
Fiscal 2007
Net cash used for financing activities in fiscal 2007 amounted to $56.9 million, an increase of $12.2 million from $44.7 million used in fiscal 2006. The table below outlines the changes in cash used for investing activities during the year ended February 2, 2008 (in millions):

2007 vs 2006
Changes in:	increase/(decrease)
Purchases of treasury stock	$176.0
Proceeds from issuance of long-term debt	(175.0)
Tax benefit from stock option exercises	0.7
Change in cash overdraft position	4.6
Stock options and other equity changes	5.9

Total change in cash flows from financing activities	$12.2

As discussed in Note 8 and Note 10 to our Consolidated Financial Statements, we borrowed $175.0 million in September 2007 under a Term Loan with the entire amount of the loan used to repurchase stock in accordance with our September 2007 Share Repurchase Program. We repurchased a combined 7.8 million shares under the September 2007 and May 2007 share repurchase programs for an aggregate purchase price of $236.0 million during fiscal year 2007. For the same period of 2006, we purchased 1.7 million shares for an aggregate purchase price of $60.0 million.
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
Future Capital Expenditures
We anticipate spending between $75.0 million and $80.0 million in fiscal 2008 for capital expenditures. This will be primarily for new store construction, remodeling of existing stores and continuing our information technology initiative. We intend to add 420,000 to 480,000 square feet to our store base in 2008, primarily through the growth of Justice, representing a 12% to 14% increase over year-end 2007.
We estimate the average cost for leasehold improvements, furniture and fixtures for Limited Too stores to be opened in 2008 will be between $510,000 and $535,000 per store, before any tenant allowances we may receive. This cost incorporates our It’s a Girl’s World store format and our new “Wave” store format. Average pre-opening costs per store, which are expensed as incurred, are expected to be approximately $30,000, while inventory purchases are expected to average approximately $105,000 per store. We expect to open 10 to 15 new stores and anticipate remodeling approximately 35 Limited Too stores in fiscal 2008, the cost of which is comparable to that of opening a new store.
We plan to open between 90 and 100 new Justice stores in fiscal 2008, and anticipate the cost for leasehold improvements, furniture and fixtures for each of these stores to be between $335,000 and $365,000, before any tenant allowances we may receive. Pre-opening costs for Justice are similar to those of Limited Too. However, inventory purchases for Justice are expected to be slightly lower than those for Limited Too, averaging approximately $85,000 per store.
We continue to execute an extensive multi-year information technology modernization program for merchandise planning, inventory management, supply chain, point of sales (cash registers), real estate, finance and human resources to ensure our information technology infrastructure can fully support our expected growth. In 2007, we implemented new financial and loss prevention systems and replaced our real estate system. In 2008, we are planning approximately $8.0 million related to our overall information technology strategy. These costs and the related project timing are estimates, and therefore are subject to variation.
We expect cash and short-term investments on hand and cash generated from operating activities will fund substantially all anticipated capital expenditures for the next twelve months and the foreseeable future.
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
Store Leases Agreement
At February 2, 2008, 27 of our stores were adjacent to Limited Brands’ stores. In addition, many of these aforementioned stores are part of 24 stores that are subject to sublease agreements (the “Store Leases Agreement”) with Limited Brands or a former affiliate of Limited Brands for stores where we occupy space that Limited Brands or a former affiliate of Limited Brands leases from third-party landlords (the “Direct Limited Leases”). Under the terms of the Store Leases Agreement, we are responsible for our proportionate share, based on the size of our selling space, of all costs (principally rent, excess rent, if applicable, maintenance and utilities).
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
Of the Direct Limited Leases, 6 are scheduled to expire during 2009 or later. We may not assign or sublet our interest in those premises, except to an affiliate, without Limited Brands consent. If Limited Brands intends to sublet or assign its portion of the leased premises under any of the Direct Limited Leases to any non-affiliate, it will be required to give us 60 days notice, and we will be allowed to terminate our interest on that basis.
Of the Direct Limited Leases, 11 are guaranteed by Limited Brands. Pursuant to the Store Leases Agreement, we are required to make additional payments to Limited Brands as consideration for the guarantees that Limited Brands provides under such leases along with amounts for adjacent stores based on those locations achieving certain performance targets.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, such as variable interests in unconsolidated entities, as of February 2, 2008. However, during fiscal 2007, we entered into an interest rate swap agreement. Refer to Note 4 of our Consolidated Financial Statements for information.
Contractual Obligations and Commercial Commitments
We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments may have an impact on future liquidity and the availability of capital resources. The following tables reflect these obligations and commitments as of February 2, 2008 (in thousands):
Contractual Obligations:

	Payments Due by Fiscal Period
	Total	2008	2009 & 2010	2011 & 2012	2013 & beyond
Operating lease obligations (1)	$637,048	$91,624	$169,414	$141,318	$234,692
Purchase obligations (2)	108,889	108,889	—	—	—
Long-term debt	175,000	8,750	17,500	148,750	—
FIN 48 (3)	5,743	5,743	—	—	—
Interest on long-term debt (4)	33,169	7,371	13,636	12,162	—

Total (5)	$959,849	$222,377	$200,550	$302,230	$234,692

(1)	Primarily consists of future minimum lease payments under our store operating leases. The above commitments do not include contingent rents or executory costs, such as common area maintenance, real estate taxes and landlord charges.

(2)	Represents outstanding purchase orders for merchandise and store construction.

(3)	The future cash flows for income tax contingencies under FIN 48 of $9,977 is excluded from the table above because a reasonable estimate for the time period of cash settlement could not be determined.

(4)	Represents the interest we are contractually obligated to pay under our long-term debt and does not include any consideration for our interest rate swap agreement.

(5)	The Nonqualified Supplemental Retirement obligation of $21,290 is excluded from the table above because a reasonable estimate for the time period of cash settlement could not be determined.

Commercial Commitments:

	Commitments by Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 Years
Outstanding letters of credit (1)	$1,144	$1,144	$—	$—	$—
Standby letters of credit	—	—	—	—	—

Total	$1,144	$1,144	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments for the purchase of merchandise.
Credit Facility
In September 2007, we entered into a new unsecured $275.0 million credit agreement (the “new credit facility”), which replaced the October 2005 credit facility. The new credit facility provides for a $100.0 million revolving line of credit, which can be increased to $150.0 million at our option under certain circumstances, as well as the $175.0 million Term Loan. Refer to Note 8 to our Consolidated Financial Statements for further detail.
Impact of Inflation
Our results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have been minor.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that impact the amounts reported in our Consolidated Financial Statements and related notes. On an on-going basis, we evaluate our estimates and judgments, including those related to inventories, long-lived assets, sales returns, self-insurance and income taxes. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from our estimates. We believe the following estimates and assumptions are most significant to reporting our results of operations and financial position.
Revenue Recognition
Store sales, net of sales tax, are recorded when the customer takes possession of merchandise. Sales discounts associated with our “Too Bucks,” “Bonus Card” and “Fun Card” programs are recognized upon redemption in conjunction with a qualifying purchase. We classify associate discounts as a reduction of revenue. Direct sales, through our catazine and website, are recorded upon customer receipt. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue. Related shipping and handling costs are considered to be the direct shipping charges associated with direct sales and are reflected in cost of goods sold, buying and occupancy costs. Our international brand licensing fees are also included in revenues. Revenue from gift cards, gift certificates and store merchandise credits is deferred and recognized at the time of redemption. The cards, certificates and credits (collectively the “gift cards”) have no expiration date.
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

Certain sales of advertising space in our catazine are included in revenue and are recognized when the catazine is mailed. We sell the space to companies wishing to promote tween-right brands and movies. We evaluate these advertising transactions under EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” In accordance with EITF Issue No. 02-16, we generally recognize the cash payments as revenue for all agreements entered into or modified after December 31, 2002 to the extent the payments do not exceed the fair market value of the catazine advertising space provided. Cash payments associated with agreements entered into prior to December 31, 2002 are accounted for as a reduction of cost of goods sold, buying and occupancy costs. Our last pre-December 31, 2002 agreement was modified in late 2005.
Gift Card Breakage
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
Derivatives
We account for derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” We designate at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133 accounting purposes. For SFAS No. 133 hedges, we formally document at inception the relationship between the hedging instrument and the hedged item, as well as our risk management objectives and strategies for undertaking the accounting hedge. All derivative instruments are recognized in the balance sheet as either assets or liabilities depending on the rights or obligations under the contract. The derivative instruments are to be measured at fair value based on expected future cash flows. If the derivative is designated and qualifying as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument shall be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining change in fair value on the derivative instrument, if any, shall be recognized currently in earnings. Additionally, we use the hypothetical derivative method at the hedge’s inception to assess whether the derivative used in the hedging transaction is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item, in accordance with SFAS No. 133. On an ongoing basis, we also assess whether the hedging relationship is expected to continue to be highly effective through utilization of either a dollar-offset test or a statistical method. We will discontinue hedge accounting when it is determined that a derivative is not expected to be, or has ceased to be, highly effective as a hedge, and will then reflect changes in fair value in earnings after termination of the hedge relationship.
Cash Equivalents
Short-term investments with original maturities of three months or less are generally classified as cash equivalents. We also consider credit card receivables to be cash equivalents due to our policy of liquidating those balances daily, so that ordinarily we do not have more than 4 days of outstanding collections. We maintain cash deposits in banks that, from time to time, exceed the amount of deposit insurance available. We periodically assess the financial condition of the institutions and believe any potential loss is minimal. Outstanding checks are classified in accounts payable and in accrued expenses in the Consolidated Balance Sheets.
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
Investments
Investments in debt securities are classified as available-for-sale and reported at cost, which approximates fair market value due to their variable interest rates, which typically reset every 1 to 35 days. We classify these securities as current assets despite the long-term nature of their stated contractual maturities because we have the ability to quickly liquidate them to support current operations.
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
Store Opening Costs
Store opening costs, which include payroll and supply costs incurred prior to store opening are expensed as incurred.
Inventories, Net
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are taken as a reduction of the retail value. We record a markdown for all inventory on hand when a permanent retail price reduction is reflected. At the end of each selling season, we reduce the cost of our inventory to the estimated value of the inventory when it is ultimately removed from the stores, less the expected proceeds from the sale of the inventory to sell-off vendors.
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

Accounts Receivable, Net
Accounts receivable consist primarily of tenant allowances from landlords, licensing fees from our international partner and miscellaneous trade vendor receivables and are continuously reviewed for their collectability. The allowance for doubtful accounts is classified as offset in accounts receivable in the Consolidated Balance Sheets.
Property and Equipment, Net
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
Long-lived assets are reviewed for impairment upon identification of impairment indicators and, based on our judgment, would be considered impaired if their carrying value is less than anticipated future cash flows. Store assets are reviewed using factors including, but not limited to, our plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows.
Catazine and Advertising Costs
Catazine costs for Limited Too, principally production and mailing costs, are expensed as costs of goods sold, buying and occupancy expense when the catazine is mailed. These same costs for Justice are included in store operating, general and administrative expenses as they are viewed as promotional materials to drive in-store business since customers cannot place internet or direct mail orders for Justice merchandise. All other advertising costs, including costs associated with in-store marketing and television and direct mail campaigns, are expensed at the time the promotion first appears in media or in the store as a component of store operating, general and administrative expenses.
Advertising Barter Transactions
We account for barter transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” EITF Issue No. 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity’s own historical practice of receiving cash for similar advertising. During fiscal years 2007, 2006 and 2005, we recorded no barter transactions.

Income Taxes
Income taxes are calculated in accordance with SFAS 109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax laws and published guidance with respect to applicability to our operations. No valuation allowance has been provided for deferred tax assets because we believe it reasonably certain that the full amount of the net deferred tax assets will be realized in the future.
Income taxes on foreign operations are provided based upon the statutory taxes of the applicable foreign country. U.S. income taxes have not been provided on foreign earnings we intend to permanently reinvest overseas.
In the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN48). FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit is recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. For additional information on the adoption of FIN 48, see Note 9 to the Consolidated Financial Statements.
Self-Insurance
We are self-insured for certain losses related to workers’ compensation, general liability, medical and dental expenses. However, we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of uncertain tax positions using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on February 4, 2007. See Note 9 to our Consolidated Financial Statements for more information on the effects of the adoption of FIN 48 and the impact on our financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are in the process of evaluating the effects of the adoption of SFAS No. 157 but do not expect any material impact on our financial position, results of operations or cash flows.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effects of the adoption of SFAS No. 159 but do not expect any material impact on our financial position, results of operations or cash flows.
We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.
Seasonality
Historically, our operations and results have been seasonally skewed, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During fiscal 2007, the third and fourth fiscal quarters accounted for approximately 57% of our sales. As a result of this seasonality, any negative factors affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward—looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “believe,” “expect,” “plan,” “hope,” “risk,” “intend,” “could,” “pro forma,” “potential,” “predict,” “prospects,” “outlook” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2008 and beyond to differ materially from those expressed in the forward-looking statements. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K:
•	Ability to grow or maintain comparable store sales;

•	Decline in the demand for our merchandise;

•	Ability to develop new merchandise;

•	The impact of competition and pricing;

•	Level of mall and power center traffic;

•	Effectiveness of expansion into new or existing markets;

•	Effectiveness of store remodels;

•	Availability of suitable store locations at appropriate terms;

•	Effectiveness of our brand awareness and marketing programs;

•	Ability to enforce our licenses and trademarks;

•	Ability to hire and train associates;

•	Ability to successfully launch a new brand;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Currency and exchange risks;

•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	The security of our computer network;

•	Outcome of various legal proceedings;

•	Impact of product recalls;

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks that may be described in Item 1A or elsewhere in this Form 10-K and other reports and filings we make with the Securities and Exchange Commission.
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
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
We are exposed to interest rate risk primarily due to our long-term debt. At February 2, 2008, $175.0 million was outstanding under the new credit facility and appears on our balance sheet as long-term debt. As such, we are currently exposed to market risk related to changes in interest rates. Refer to Note 8 to our Consolidated Financial Statements for additional information regarding the new credit facility. Additionally, we purchase investments with original maturities of 90 days or less and also hold investments with original maturities of at least 91 days but less than five years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.
As discussed in Note 8 to our Consolidated Financial Statements, our interest payments are calculated on a short-term variable rate of our choosing under the terms of the loan. As part of our risk management policy, we aim to minimize our exposure to interest rate variability and therefore entered into an interest rate swap contract in order to fix the interest rate payment on a significant portion of our long-term debt during the fiscal year. Our cash flows are better matched to a fixed interest rate debt structure rather than a variable rate structure. We chose variable rate debt with a swap contract, versus traditional fixed rate debt, because of the increased flexibility surrounding the terms available under this type of financing.

Interest Rate Sensitivity
The table below provides information regarding our financial instruments sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The fair value of the swap agreements was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Weighted average variable rates are based on implied forward rates in the yield curve at February 2, 2008. The table below is in thousands, except for percentage amounts.

	As of February 2, 2008
	Expected Maturity Date by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Liabilities
Long-term debt	$8,750	$8,750	$8,750	$8,750	$140,000	—	$175,000	$175,000
Average interest rate	3.3%	2.8%	3.1%	3.1%	2.1%	—

Interest rate derivatives
Interest rate swaps
Variable to fixed	$24,500	$14,875	$21,438	$5,687	$91,000	—	$157,500	$4,582
Average receive rate	3.1%	2.8%	3.4%	4.0%	4.3%	—
Average pay rate	4.2%	4.2%	4.2%	4.2%	4.2%	—

Item 8. Financial Statements And Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tween Brands, Inc.
New Albany, Ohio:
We have audited the accompanying consolidated balance sheets of Tween Brands, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tween Brands, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 9 to the consolidated financial statements, on February 4, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN48).
As discussed in Note 1 to the consolidated financial statements, on January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 28, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tween Brands, Inc. (formerly, Too, Inc.):
In our opinion, the consolidated statements of income, shareholders’ equity and cash flows for the fiscal year ended January 28, 2006 present fairly, in all material respects, the results of operations and cash flows of Tween Brands, Inc. and its subsidiaries (formerly, Too, Inc.) for the year ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Columbus, Ohio
April 3, 2006

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year
	2007	2006	2005
Net sales	$1,013,971	$883,683	$757,936
Costs of goods sold, buying and occupancy costs	644,590	549,715	466,639

Gross income	369,381	333,968	291,297
Store operating, general and administrative expenses	285,059	238,278	208,338

Operating income	84,322	95,690	82,959
Interest (expense) income, net	(1,665)	5,138	2,025

Earnings before income taxes	82,657	100,828	84,984
Provision for income taxes	30,083	36,007	30,533

Net income	$52,574	$64,821	$54,451

Earnings per share:

Basic	$1.84	$1.99	$1.62

Diluted	$1.81	$1.95	$1.60

Weighted average common shares:

Basic	28,548	32,521	33,603

Diluted	29,099	33,198	33,960

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	February 2,	February 3,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$46,009	$48,394
Investments	70,215	99,164
Restricted assets	1,295	1,235
Accounts receivable, net	12,557	13,878
Inventories, net	107,483	91,742
Store supplies	16,949	14,806
Prepaid expenses and other current assets	19,087	15,236

Total current assets	273,595	284,455
Property and equipment, net	301,405	235,516
Long-term investments	—	17,054
Deferred income taxes	10,302	8,166
Assets held in trust and other	26,335	24,486

Total assets	$611,637	$569,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,749	$37,150
Accrued expenses	56,810	38,849
Deferred revenue	16,077	13,584
Current portion long-term debt	8,750	—
Income taxes payable and unrecognized tax benefits	11,909	20,879

Total current liabilities	131,295	110,462

Long-term debt	166,250	—
Deferred tenant allowances from landlords	66,377	53,687
Supplemental retirement and deferred compensation liability	21,289	20,362
Accrued straight-line rent, unrecognized tax benefits and other	31,427	13,840

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 37.0 million and 36.6 million shares issued, 24.7 million and 32.1 million shares outstanding at February 2, 2008 and February 3, 2007, respectively	370	366
Treasury stock, at cost,12.3 million and 4.5 million shares at February 2, 2008 and February 3, 2007, respectively	(356,545)	(120,554)
Paid in capital	185,893	173,394
Retained earnings	368,108	318,120
Accumulated other comprehensive income	(2,827)	—

Total shareholders’ equity	194,999	371,326

Total liabilities and shareholders’ equity	$611,637	$569,677

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

January 29, 2005	34,701	$349	166	$(4,391)	$127,718	$198,848	$—	$322,524

Net income						54,451		54,451
Issuance of common stock under stock option plans and accrued restricted stock expense	1,198	12			22,093			22,105
Purchases of treasury stock	(2,555)		2,555	(56,204)				(56,204)
Other					7,907			7,907

January 28, 2006	33,344	$361	2,721	$(60,595)	$157,718	$253,299	$—	$350,783

Net income						64,821		64,821
Issuance of common stock under stock option plans and accrued restricted stock expense	515	5			17,143			17,148
Purchases of treasury stock	(1,743)		1,743	(59,959)				(59,959)
Other					(1,467)			(1,467)

February 3, 2007	32,116	$366	4,464	$(120,554)	$173,394	$318,120	$—	$371,326

Adoption of FIN 48						(2,586)		(2,586)

February 4, 2007	32,116	$366	4,464	$(120,554)	$173,394	$315,534	$—	$368,740

Net income						52,574		52,574
Effective portion of hedge position, net of tax							(2,827)	(2,827)

Comprehensive Income								$49,747
Issuance of common stock under stock option plans and accrued restricted stock expense	383	4			10,902			10,906
Purchases of treasury stock	(7,825)		7,825	(235,991)				(235,991)
Other					1,597			1,597

February 2, 2008	24,674	$370	12,289	$(356,545)	$185,893	$368,108	$(2,827)	$194,999

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2007	2006	2005
Cash flows from operating activities:

Net income	$52,574	$64,821	$54,451

Impact of other operating activities on cash flows:
Depreciation and amortization expense	37,615	31,229	27,558
Amortization of tenant allowances	(9,670)	(8,548)	(7,959)
Loss on disposal of fixed assets	1,438	1,344	1,344
Deferred income taxes	4,916	(2,471)	(2,231)
Tax benefit from stock option exercises	(1,596)	(2,283)	—
Stock-based compensation expense	7,745	8,252	4,993

Changes in assets and liabilities:
Inventories	(15,741)	(25,709)	(3,592)
Accounts payable and accrued expenses	18,305	4,725	6,615
Income taxes payable	(2,706)	5,644	1,689
Income taxes receivable	—	—	368
Other assets	(6,864)	(6,853)	169
Tenant allowances received	24,341	11,383	9,247
Other long-term liabilities	1,381	5,897	3,206

Net cash provided by operating activities	$111,738	$87,431	$95,858

Investing activities:
Capital expenditures	(101,647)	(66,012)	(50,807)
Funding of nonqualified benefit plans	(1,222)	(5,838)	(1,000)
Purchase of investments	(164,602)	(395,888)	(522,258)
Sale of investments	210,328	451,154	515,253
Proceeds from sale of fixed assets	—	26	916
Change in restricted assets	(59)	(43)	(239)

Net cash used for investing activities	$(57,202)	$(16,601)	$(58,135)

Financing activities:
Purchases of treasury stock	(235,991)	(59,959)	(56,204)
Proceeds from issuance of long-term debt	175,000	—	—
Excess tax benefit from stock option exercises	1,597	2,283	—
Change in cash overdraft	(689)	3,943	(1,088)
Stock options and other equity changes	3,162	9,049	15,605

Net cash used for financing activities	(56,921)	(44,684)	(41,687)

Net (decrease)/increase in cash and equivalents	(2,385)	26,146	(3,964)
Cash and cash equivalents, beginning of year	48,394	22,248	26,212

Cash and cash equivalents, end of year	$46,009	$48,394	$22,248

Supplemental disclosures of cash flow information
Cash paid for income taxes	$20,583	$33,022	$30,756
Cash paid for interest	$3,658	$214	$634
Supplemental disclosures of non-cash items:
Fixed asset additions in accounts payable	$3,295	$120	$545
Issuance of restricted stock	$5,104	$2,788	$638
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary Of Significant Accounting Policies
Nature of Business
Tween Brands, Inc. (referred to herein as “Tween Brands”, the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing businesses, Limited Too and Justice. Both of our brands target customers who are girls ages 7 to 14 (“tweens”). We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company, currently traded on the New York Stock Exchange under the symbol ‘TWB’. Limited Too sells apparel, footwear, lifestyle and girlcare products for fashion-aware, trend-setting tween girls. Justice, launched in January 2004, sells apparel, footwear, and lifestyle accessories and hosts in-store parties for tween girls.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Tween Brands, Inc. and all subsidiaries that are more than 50% owned and reflect our assets, liabilities, results of operations and cash flows. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2007, 2006 and 2005 represent the 52-week period ended February 2, 2008, the 53-week period ended February 3, 2007 and the 52-week period ended January 28, 2006, respectively. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
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
Cash Equivalents
Short-term investments with original maturities of three months or less are generally classified as cash equivalents. We also consider credit card receivables to be cash equivalents due to our policy of liquidating those balances daily, so that ordinarily we do not have more than four days of outstanding collections. We maintain cash deposits in banks that, from time to time exceed the amount of deposit insurance available. We periodically assess the financial condition of the institutions and believe any potential loss is minimal. Outstanding checks classified in accounts payable and in accrued expenses on the Consolidated Balance Sheets totaled $15.8 million and $16.5 million as of February 2, 2008 and February 3, 2007, respectively.

Investments
Current investments on our Consolidated Balance Sheets include the current portion of securities classified as held-to-maturity and available-for-sale securities. Investments in variable rate municipal demand notes are classified as available-for-sale and reported at fair market value, which approximates cost. We classify these securities as available-for-sale as their intended use is to support current operations. Certain securities with long-term contractual maturities are classified as held-to-maturity and accounted for at amortized cost with any premium or discount amortized over the holding period. We have classified these securities as held-to-maturity based on our intent and ability to hold them to maturity as determined at the time of purchase. We do not enter into financial instruments for trading purposes.
Restricted Assets
Restricted assets represent investments held in an insurance trust for the benefit of our casualty insurance carrier.
Store Opening Costs
Store opening costs, which include payroll and supply costs incurred prior to store opening are expensed as incurred.
Accounts Receivable, Net
Accounts receivable consist primarily of tenant allowances from landlords, licensing fees from our international partner and miscellaneous trade vendor receivables and are continuously reviewed for their collectability. The allowance for doubtful accounts totaled $0.6 million and $0.6 million at February 2, 2008 and February 3, 2007, respectively.
Inventories, Net
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail values. We record a markdown for all inventory on hand when a permanent retail price reduction is reflected. At the end of each selling season, we reduce the cost of our inventory to the estimated value of the inventory when it is ultimately removed from the stores, less the expected proceeds from the sale of the inventory to sell-off vendors.
Inherent in the retail method are certain management judgments and estimates including, among others, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to sell through merchandise. We estimate and accrue our inventory shrinkage for the period between the last physical count and the balance sheet date. The reserves for inventory accounts totaled $3.6 million and $3.9 million at February 2, 2008 and February 3, 2007, respectively.
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
Catazine and Advertising Costs
Catazine costs for Limited Too, principally production and mailing costs, are expensed as costs of goods sold, buying and occupancy expense when the catazine is mailed. These same costs for Justice are included in store operating, general and administrative expenses as they are viewed as promotional materials to drive in-store business since customers cannot place internet or direct mail orders for Justice merchandise. All other advertising costs, including costs associated with in-store marketing and television and direct mail campaigns, are expensed at the time the promotion first appears in media or in the store as a component of store operating, general and administrative expenses. Catazine and other advertising costs amounted to $36.4 million, $23.9 million and $21.4 million for fiscal years 2007, 2006 and 2005, respectively.
Advertising Barter Transactions
We account for barter transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” EITF Issue No. 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity’s own historical practice of receiving cash for similar advertising. During fiscal years 2007, 2006 and 2005, we recorded no barter transactions.
Property and Equipment, Net
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
Long-lived assets are reviewed for impairment upon identification of impairment indicators and, based on our judgment, would be considered impaired if their carrying value is less than anticipated future cash flows. Store assets are reviewed using factors including, but not limited to, our plans for future operations, recent operating results and projected cash flows. Impaired assets are written down to estimated fair value with fair value generally being determined based on discounted expected future cash flows.
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the anticipated tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. We recognize liabilities, interest and penalties for potential tax issues based on our estimates of whether, and the extent to which, additional taxes may be due as determined under FIN 48. See Note 9 to our Consolidated Financial Statements for additional information.
Revenue Recognition
Store sales, net of sales tax, are recorded when the customer takes possession of merchandise. Sales discounts associated with our “Too Bucks,” “Bonus Card” and “Fun Card” programs are recognized upon redemption in conjunction with a qualifying purchase. We classify associate discounts as a reduction of revenue. Direct sales, through our catazine and website, are recorded upon customer receipt. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue. Related shipping and handling costs are considered to be the direct shipping charges associated with direct sales and are reflected in cost of goods sold, buying and occupancy costs upon shipment to the customer. Our international brand licensing fees are also included in revenues. Revenue from gift cards, gift certificates and store merchandise credits is deferred and recognized at the time of redemption. The cards, certificates and credits (collectively the “gift cards”) have no expiration date.
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
Certain sales of advertising space in our catazine are included in revenue and are recognized when the catazine is mailed. We sell the space to companies wishing to promote tween-right brands and movies. We evaluate these advertising transactions under EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” In accordance with EITF Issue No. 02-16, we generally recognize the cash payments as revenue for all agreements entered into or modified after December 31, 2002 to the extent the payments do not exceed the fair market value of the catazine advertising space provided. Cash payments associated with agreements entered into prior to December 31, 2002 are accounted for as a reduction of cost of goods sold, buying and occupancy costs. Our last pre-December 31, 2002 agreement was modified in late 2005.
Gift Card Breakage
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
Operating Leases
Rent expense for our operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the build-out period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded in accrued straight-line rent and other and amounted to $16.8 million and $13.8 million at February 2, 2008 and February 3, 2007, respectively.

Tenant allowances received from landlords, typically in the form of one time cash payments or reduced rent charges for a specific length of time, are treated as lease incentives and are amortized as a reduction of rent expense over the life of the initial lease term, including the build-out period, and any renewal periods that are reasonably assured. The balance is recorded as deferred tenant allowances from landlords and amounted to $66.4 million and $53.7 million at February 2, 2008 and February 3, 2007, respectively.
Derivatives
We account for derivatives under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” We designate at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133 accounting purposes. For SFAS No. 133 hedges, we formally document at inception the relationship between the hedging instrument and the hedged item, as well as our risk management objectives and strategies for undertaking the accounting hedge. All derivative instruments are recognized in the balance sheet as either assets or liabilities depending on the rights or obligations under the contract. The derivative instruments are to be measured at fair value based on expected future cash flows. If the derivative is designated and qualifying as a cash flow hedge, the effective portion of the change in fair value of the derivative instrument shall be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining change in fair value on the derivative instrument, if any, shall be recognized currently in earnings. Additionally, we use the hypothetical derivative method at the hedge’s inception to assess whether the derivative used in the hedging transaction is expected to be highly effective in offsetting changes in the fair value or cash flows of the hedged item, in accordance with SFAS No. 133. On an ongoing basis, we also assess whether the hedging relationship is expected to continue to be highly effective through utilization of either a dollar-offset test or a statistical method. We will discontinue hedge accounting when it is determined that a derivative is not expected to be, or has ceased to be, highly effective as a hedge, and will then reflect changes in fair value in earnings after termination of the hedge relationship.
Self-Insurance
We are self-insured for certain losses related to workers’ compensation, general liability, medical and dental expenses. However, we maintain stop-loss coverage with third-party insurers to limit our liability exposure. Liabilities associated with these losses are estimated in part by considering historical claims experience, industry factors, severity factors and other actuarial assumptions.
Store Operating, General and Administrative Expenses
The following is a list of the major components of store operating, general and administrative expenses in our Consolidated Statements of Operations:
•	Store payroll and expenses

•	Home office payroll and expenses (not related to design and merchandise procurement)

•	Marketing, including television advertising and direct marketing costs

•	Distribution center costs, including receiving and warehouse costs
Distribution center costs amounted to $8.6 million, $8.0 million and $7.5 million for fiscal years 2007, 2006 and 2005, respectively.
Share-Based Compensation
In 1999, we adopted the 1999 Stock Option and Performance Incentive Plan and the 1999 Stock Plan for Non-Associate Directors. In 2005, our shareholders approved the adoption of the 2005 Stock Option and Performance Incentive Plan and the 2005 Stock Plan for Non-Associate Directors (collectively, the “Plans”).

Under these Plans, as amended, up to 7.5 million shares are reserved and may be granted to our associates and certain non-associates. The Plans allow for the grant of incentive stock options, non-qualified stock options and restricted stock to officers, directors and selected associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. We currently issue new shares to satisfy option exercises. Of the restricted shares granted, approximately 40% vest ratably over the first four anniversaries from the grant date with only certain executive officers having performance criteria attached to the vesting schedule. The remaining 60% vest at the end of a two-year cliff period and have performance targets associated with vesting for all associates.
In fiscal 2007, 179,000 restricted shares were granted with a total market value of $6.4 million. Of the shares granted, 91,000 are subject to a performance requirement that has not yet been met. Of the 88,000 remaining shares, 83,000 shares will vest ratably over a four-year vesting period. The other 5,000 shares will be distributed at the end of a three-year cliff vesting period. Of the original shares granted in fiscal 2007, approximately 21,000 have been cancelled as of February 2, 2008.
In fiscal 2006, 201,000 restricted shares were granted with a total market value of $6.5 million. Of the shares granted, none are subject to a performance requirement that has not yet been met. Of the total granted, 97,000 are subject to a performance requirement already met as of February 2, 2008. Of the 104,000 remaining shares, 99,000 shares were scheduled to vest ratably over a four-year vesting period. The remaining 5,000 shares will be distributed at the end of a two-year cliff vesting period. Of the original shares granted in fiscal 2006, approximately 42,500 have been cancelled as of February 2, 2008.
In fiscal 2005, 376,000 restricted shares were granted with a total market value of $10.6 million. Of the shares granted, none are subject to a performance requirement that has not been met. Of the total granted, 342,000 shares are subject to a performance requirement already met. Of these 342,000 shares, 250,000 shares represent a retention restricted stock grant for our Chief Executive Officer. The shares will vest 10% on each of the first three anniversaries of the date of grant, 15% on the fourth anniversary, 25% on the fifth anniversary and 30% on the sixth anniversary. The remaining 34,000 will vest ratably over four years. Of the original shares granted in fiscal 2005, approximately 23,000 have been cancelled as of February 2, 2008.
Compensation expense related to restricted shares amounted to $4.7 million, $4.9 million and $5.0 million for fiscal years 2007, 2006 and 2005, respectively.
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
For the 52-weeks ended February 2, 2008, our results of operations include $7.7 million ($5.3 million net of tax) of stock-based compensation expense. Of this amount, $3.0 million ($2.4 million net of tax) is attributable to stock option related expense. This incremental expense related to stock options had a $0.08 impact on both earnings per basic share and earnings per diluted share. The additional stock-based compensation expense not related to stock options was associated with the vesting of restricted stock awards.

For the 53-weeks ended February 3, 2007, our results of operations include $8.3 million ($5.6 million net of tax) of stock-based compensation. Of this amount, $3.3 million ($2.5 million net of tax) is attributable to our adoption of SFAS No. 123(R). This incremental expense from the adoption of SFAS No. 123(R) had a $0.08 impact on both earnings per basic share and earnings per diluted share. The additional stock-based compensation expense not related to the adoption of SFAS No. 123(R) was associated with the vesting of restricted stock awards.
Prior to the adoption of SFAS No. 123(R), we presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $1.6 million, which were classified as financing cash inflows at February 2, 2008, would have been classified as operating cash inflows prior to the adoption of SFAS No. 123(R). Excess tax benefits of $2.3 million, which were classified as financing cash inflows at February 3, 2007, would have been classified as operating cash inflows prior to the adoption of SFAS No. 123(R).
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation prior to January 29, 2006 (in thousands, except per share amounts):

Fiscal Year
2005
Net income, as reported	$54,451
Stock-based compensation expense recorded under APB Opinion No. 25, net of tax	3,071
Stock-based compensation expense determined under fair value based method, net of tax	(5,542)

Pro forma net income	$51,980

Earnings per share:
Basic — as reported	$1.62

Basic — pro forma	$1.55

Diluted — as reported	$1.60

Diluted — pro forma	$1.53

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Fiscal Year
	2007	2006	2005
Expected life (in years)	5.3	5.3	5.3
Dividend rate	0%	0%	0%
Price volatility	44%	47%	48%
Risk-free interest rate	4.7%	4.4%	4.0%
The weighted average fair value of options granted was $16.68, $15.39 and $12.86 for fiscal 2007, 2006 and 2005, respectively. The forfeiture rate used in determining the expense related to option awards was 15%, 15% and 13% for fiscal 2007, 2006 and 2005, respectively.

The following table is a summary of the balances and activity for the outstanding stock options for the fifty-two weeks ended February 2, 2008:

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate Intrinsic
	Number of Shares	Exercise Price	Term (in years)	Value (in thousands)
Fifty-Two weeks ended February 2, 2008:

Outstanding, February 3, 2007	1,620,849	$25.57
Granted	274,757	36.11
Exercised	(204,564)	19.85
Cancelled	(78,667)	34.46

Outstanding, February 2, 2008	1,612,375	$27.65	5.9	$8,497

Vested or expected to vest, February 2, 2008	1,563,080	$27.52	5.8	$8,441

Exercisable, February 2, 2008	1,008,919	$25.14	4.3	$7,847

The aggregate intrinsic values in the tables above are based on our closing stock price of $32.92 as of the last trading day of the year ended February 2, 2008. The total intrinsic value for stock options exercised during fiscal 2007, 2006 and 2005 was $3.7 million, $7.1 million, and $19.3 million, respectively. Total proceeds received from the exercise of stock options during fiscal 2007, 2006 and 2005 were $4.1 million, $8.9 million and $14.8 million, respectively.
The following table is a summary of the balance and activity for the Plans related to restricted stock granted as compensation to employees for the 52-weeks ended February 2, 2008:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Outstanding, beginning of year	588,158	$28.28
Granted	178,953	35.69
Vested	(203,002)	25.32
Cancelled	(52,471)	35.02

Outstanding, end of year	511,638	$29.52

As of February 2, 2008, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock was approximately $11.5 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.
Earnings Per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method in accordance with SFAS 128, “Earnings per Share”. Also reflected is the potential dilution that could have occurred under the option of settling the purchase price adjustment in common shares at the settlement of the Accelerated Share Repurchase (“ASR”). Refer to Note 10 of our Consolidated Financial Statements for further information regarding the ASR.
The following table shows the amounts used in the computation of basic and earnings per diluted share (in thousands):

	Fiscal Year
	2007	2006	2005
Net income as reported	$52,574	$64,821	$54,451

Weighted average common shares — basic	28,548	32,521	33,603
Dilutive effect of stock options and restricted stock	440	677	357
Dilutive effect of accelerated share repurchase	111	—	—

Weighted average common shares — diluted	29,099	33,198	33,960

Due to the options’ strike prices exceeding the average market price of the common shares for the reporting periods, options to purchase 279,900, 15,000 and 587,400 common shares were not included in the computation of weighted average common shares — diluted for fiscal years 2007, 2006 and 2005, respectively.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the recognition and measurement of uncertain tax positions using a “more-likely-than-not” threshold and introduces a number of new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on February 4, 2007. See Note 9 to our Consolidated Financial Statements for more information on the effects of the adoption of FIN 48 and the impact on our financial position or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are in the process of evaluating the effects of the adoption of SFAS No. 157 but do not expect any material impact on our financial position, results of operations or cash flows.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effects of the adoption of SFAS No. 159 but do not expect any material impact on our financial position, results of operations or cash flows.
We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.

2. Investments
At February 2, 2008, we held investments in securities that were classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at February 2, 2008 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at February 2, 2008 and February 3, 2007, respectively (in thousands):

	February 2, 2008		February 3, 2007
	Maturity of		Maturity of
	Less than		Less than
	1 Year	1 to 5 Years	1 Year	1 to 5 Years
Fair value	$21,381	$—	$14,308	$16,982
Gross unrecognized holding gains	—	—	—	—
Gross unrecognized holding losses	(61)	—	32	72

Net carrying amount	$21,320	$—	$14,340	$17,054

During fiscal 2007, $17.0 million of cash was used to purchase held-to-maturity securities while $26.8 million of cash was generated by the maturation of held-to-maturity securities.
Investments include variable rate demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we have no accumulated unrealized gains or losses in other comprehensive income from these current investments. All income generated from these investments is recognized as interest income.
The table below details the marketable securities classified as available-for-sale owned by us at February 2, 2008 and February 3, 2007, respectively (in thousands):

	February 2, 2008	February 3, 2007
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Fair value	$48,895	$84,824
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$48,895	$84,824

During fiscal 2007, $147.6 million of cash was used to purchase available-for-sale securities while $183.6 million of cash was generated by the sale of available-for-sale securities.

3. Property And Equipment
Property and equipment, at cost, consisted of (in thousands):

	February 2,	February 3,
	2008	2007

Land	$16,424	$14,963
Buildings	55,093	43,836
Furniture, fixtures and equipment	248,371	210,522
Leaseholds improvements	164,228	134,238
Construction-in-progress	12,917	10,680

Total	497,033	414,239
Less: accumulated depreciation	(195,628)	(178,723)

Property and equipment, net	$301,405	$235,516

4. Derivative Instruments
During fiscal year 2007, we entered into a derivative financial instrument to reduce our exposure to market risk resulting from fluctuations in interest rates associated with our variable rate debt. This was accomplished through the use of an interest rate swap which qualifies as a cash flow hedge under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” We designate at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133 accounting purposes. All derivative instruments are recognized in the balance sheet as either assets or liabilities depending on the rights or obligations under the contract. The derivative instruments are to be measured at fair value based on expected future cash flows. Under cash flow hedge accounting, the effective portion of the change in fair value of the interest rate swap designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining change in fair value on the derivative instrument, if any, shall be recognized currently in earnings. For SFAS No. 133 hedges, we formally document at inception the relationship between the hedging instrument and the hedged item, as well as our risk management objectives and strategies for undertaking the accounting hedge.
In December 2007, we entered into an interest rate swap under the policy described above, having an initial notional amount of $157.5 million to hedge the variable interest rate risk associated with a portion of our $175.0 million of debt currently outstanding under the term loan component of our credit facility, as described in Note 8 to our Consolidated Financial Statements. The initial notional amount of the interest rate swap is scheduled to decline in order to reflect the scheduled reduction in the hedged item in the Term Loan component of the credit facility. Under the terms of the interest rate swap agreement, we will receive a floating rate of interest based on 3-month LIBOR and pay a fixed interest rate of 4.212%, plus the applicable margin, through maturity of the interest rate swap in September 2012. Net payments will be made or received quarterly. The interest rate swap was accounted for as a hedge and, accordingly, any difference between amounts paid and received was recorded as interest expense. The impact on net interest expense as a result of this agreement was a decrease of $0.2 million for the year ended February 2, 2008. Notwithstanding the terms of the interest rate swap agreement, we are obligated for all amounts due and payable under the credit facility.
In accordance with SFAS No. 133, we have recorded the interest rate swap at fair value at February 2, 2008 resulting in a liability of $4.6 million reported in “Accrued straight-line rent and other” on our Consolidated Balance Sheet. This fair value adjustment resulted in a decrease of $2.8 million (net of tax of $1.8 million) in accumulated other comprehensive income. The fair value of the interest rate swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Additionally, we have reviewed the effectiveness of the interest rate swap at year-end and have determined there to be no ineffectiveness for the year ended February 2, 2008.

From time to time, we may enter into additional derivative financial instruments to manage our exposure to market risk resulting from fluctuations in interest rates.
5. Leased Facilities And Commitments
We operate stores under lease agreements expiring on various dates through January 2020. The initial terms of leases are generally ten years. Annual store rent is generally composed of a fixed minimum amount, plus, in certain cases, a contingent rent based on a percentage of sales over a given period exceeding a stipulated amount. We do not include an estimate of contingent rental payments in calculating our deferred rent liability as those payments are based on factors directly related to the future use of the leased property and cannot be determined at the execution of the lease. However, in cases where it is likely we will exceed the sales threshold for a given period, we will estimate and accrue contingent rent expense prior to the achievement of the specified sales levels. Many of the leases provide for future rent escalations and renewal options. Most leases require that we pay taxes, common area costs and certain other expenses.
At February 2, 2008, we operated 24 stores under sublease agreements with Limited Brands or former affiliates of Limited Brands. These sublease agreements require that we pay a proportionate share, based on selling space, of all costs, principally rent, maintenance, taxes and utilities. Pursuant to the sublease agreements, we may be required to pay contingent rent if a store’s sales exceed a stipulated amount. Limited Brands also provides guarantees on 11 of our subleased stores and 5 of direct leased stores and assesses a fee based on a store’s sales exceeding defined levels.
In addition, we lease certain office and technology equipment under operating lease agreements that expire at various dates through 2012.
A summary of rent expense for fiscal 2007, 2006 and 2005 follows (in thousands):

	Fiscal Year
	2007	2006	2005

Fixed minimum	$84,756	$71,754	$63,726
Contingent	3,310	3,312	2,357
Amortization of tenant allowances	(9,670)	(8,548)	(7,959)

Total store rent	78,396	66,518	58,124
Equipment and other	5,482	2,345	2,595

Total rent expense	$83,878	$68,863	$60,719

A summary of rent commitments under non-cancelable operating leases as of February 2, 2008 follows (in thousands):

2008	$91,624
2009	$88,566
2010	$80,848
2011	$73,743
2012	$67,575
Thereafter	$234,692

6. Accrued Expenses
Accrued expenses consisted of (in thousands):

	February 2,	February 3,
	2008	2007

Compensation, payroll taxes and benefits	$20,256	$12,617
Rent and store expenses	18,972	14,439
Taxes, other than income and payroll	6,109	6,375
Severance and restructuring	4,661	1,024
Other	6,812	4,394

Total	$56,810	$38,849

7. Deferred Revenue
Deferred revenue consisted of (in thousands):

	February 2,	February 3,
	2008	2007
Unearned revenue from sale of gift cards and gift certificates	$14,446	$11,727
Unearned catazine advertising revenue	1,631	1,857

Total	$16,077	$13,584

8. Credit Facility
In September 2007, we entered into a new unsecured $275 million credit agreement with Bank of America, N.A. (“Bank of America”) and various other lenders (the “new credit facility”). The new credit facility replaced the October 2005 credit facility and provides for a $100 million revolving line of credit, which can be increased to $150 million at our option under certain circumstances. The new credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases, and general corporate purchases, and is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. A portion of the new credit facility in an aggregate amount not to exceed $20 million is available for swingline loans. The new credit facility also contains a delayed draw term loan in an aggregate principal amount not to exceed $175.0 million (the “Term Loan”) and is available for financing repurchases of common stock. As of February 2, 2008, the total amount of the Term Loan has been borrowed for share repurchases. Due to its contractual nature, the carrying amount of borrowings under the term loan is considered to approximate its fair values. The new credit facility is scheduled to mature on September 12, 2012.

Payments on the principal of the Term Loan shall be repaid annually on the last business day of each of our fiscal years, commencing with the 2008 fiscal year, based on a twenty year straight-line amortization of the aggregate principal balance of the Term Loan. On the expiration date in 2012, a final payment in an amount equal to the entire outstanding principal balance of the Term Loan, together with accrued and unpaid interest thereon and other amounts payable under this agreement will be required. Interest on the outstanding unpaid principal amount of the Term Loan shall be paid based on our choosing of either a Prime or LIBOR rate quoted for one, two, three or six months, plus an applicable spread determined by a pricing grid based off a leverage ratio defined as the consolidated total debt as of the end of the most recently ended fiscal quarter to consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) for the period of four consecutive fiscal quarters then ended. The table below details the Term Loan principal payment obligations as of February 2, 2008 (in thousands):

Fiscal Year	Annual Principal Payment
2008	$8,750
2009	$8,750
2010	$8,750
2011	$8,750
2012	$140,000
Our new credit facility contains financial covenants which require us to maintain certain cash flow and leverage covenants, as well as restricts our ability to incur additional debt. As of February 2, 2008, we are in compliance with all material terms of the new credit facility. Except for the use of the Term Loan to fund the repurchase of shares as described below, as of February 2, 2008, we have no direct borrowings outstanding under the new credit facility. At the end of fiscal 2007 and 2006, amounts available under the then existing credit facility were $98.9 million and $99.4 million, respectively.
9. Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2007	2006	2005
Current:
Federal	$26,277	$34,508	$28,929
State	1,432	3,636	3,556
Foreign	938	334	279

Total current	28,647	38,478	32,764
Deferred:
Federal	986	(2,140)	(1,244)
State	509	(250)	(971)
Foreign	(59)	(81)	(16)

Total deferred	1,436	(2,471)	(2,231)

Total income tax provision	$30,083	$36,007	$30,533

The foreign component of pretax income, arising principally from overseas sourcing operations, was $5.0 million in fiscal 2007, $1.4 million in fiscal 2006 and $1.4 million in fiscal 2005.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal Year
	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7	3.3	3.1
State tax settlements	(2.2)	(1.1)	(1.1)
Municipal interest income and other items, net	(0.1)	(1.5)	(1.1)

Total effective income tax rate	36.4%	35.7%	35.9%

We do not provide for deferred taxes on the excess of the financial reporting over the tax basis in our investments in foreign subsidiaries that are essentially permanent in duration. That excess totaled $8.2 million as of February 2, 2008. The determination of the additional deferred taxes that have not been provided is not practicable.
The effect of temporary differences, which give rise to net deferred tax balances, was as follows (in thousands):

	February 2, 2008			February 3, 2007
	Assets	Liabilities	Total	Assets	Liabilities	Total
Property Related	$—	$(17,453)	$(17,453)	$—	$(10,954)	$(10,954)
Rent	6,885	—	6,885	5,343	—	5,343
Inventory	3,546	—	3,546	1,977	—	1,977
Accrued expenses (current and non-current)	17,366	—	17,366	12,861	—	12,861
Store supplies — basis differential	—	(6,254)	(6,254)	—	(5,410)	(5,410)
Other, net	8,992	—	8,992	2,847	—	2,847

Total deferred income taxes	$36,789	$(23,707)	$13,082	$23,028	$(16,364)	$6,664

Our net deferred tax asset as of February 3, 2007 reflected a $3.9 million current year reduction related to the deferred tax balance received from Limited Brands at the time of our spin-off.
No valuation allowance has been provided for deferred tax assets because we believe it is reasonably certain the full amount of the net deferred tax assets will be realized in the future.
Income taxes payable included net current deferred tax liabilities of $1.5 million as of February 3, 2007. Prepaid expenses and other current assets included net current deferred tax assets of $2.8 million and $0.1 million as of February 2, 2008 and February 3, 2007, respectively.
In June 2006, the FASB issued FIN 48. Under FIN 48, tax benefits are only recognized for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in our income tax returns that do not meet these recognition and measurement standards.

We adopted FIN 48 on February 4, 2007. As a result of the implementation of FIN 48, we recorded a decrease of $2.6 million to opening retained earnings. Our total amount of unrecognized tax benefits upon the adoption of FIN 48 was $12.6 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended February 2, 2008, is as follows (in thousands):

Total Unrecognized
Tax Benefits

Balance at February 4, 2007 date of adoption	$12,623
Additions for tax positions of prior years	520
Reductions for tax positions of prior years	(2,180)
Additions for tax positions of current year	4,396
Reductions for tax positions of current year	—
Settlements with tax authorities	(1,824)
Reductions due to lapse of applicable statutes of limitation	(118)

Balance at February 2, 2008	$13,417

Included in the $13.4 million balance at February 2, 2008 and the $12.6 million balance at adoption were $6.0 million and $6.1 million, respectively, of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. The remaining unrecognized tax benefits related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Recognition of these tax benefits would reduce our effective tax rate only through a reduction of the corresponding interest and penalties that are separately accrued.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended February 2, 2008, we accrued $0.8 million gross ($0.5 million net) for interest and penalties. Total accrued gross liabilities for interest and penalties were $2.3 million at February 2, 2008 and $2.8 million at adoption.
The Internal Revenue Service began its examination of our fiscal 2004 and fiscal 2005 income tax returns during the first quarter of fiscal 2007. Based on discussions with the Internal Revenue Service, we believe the scope of the examination will be expanded to include our fiscal 2006 income tax return. We have entered into a Limited Issue Focused Examination Agreement with the Internal Revenue Service and anticipate the examination will be resolved during the 2008 year. We are also currently under examination by several state jurisdictions for fiscal periods spanning from 1999 through 2005. With few exceptions, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.
Our unrecognized tax benefits include various federal issues dealing with the timing of when we should claim a deduction or recognize a component of income. We also have unrecognized tax benefits for various state issues. We believe it is reasonably possible that the amount of unrecognized tax benefits will significantly decrease within 12 months due to the anticipated settlement of the examinations with the Internal Revenue Service and various states. An estimate of the range of such decrease is between $3.5 million and $4.5 million.
10. Share Repurchase Program
As of fiscal year end 2006, $105.0 million was remaining under the August 2006 Board authorized share repurchase program (“August 2006 Share Repurchase Program”). In the first quarter of fiscal 2007, we used $59.2 million under the August 2006 Share Repurchase Program to repurchase 1.6 million shares of our common stock. In May 2007, our Board of Directors reauthorized the share repurchase program and increased the amount available to $150 million (“May 2007 Share Repurchase Program”). Subsequent to this reauthorization in the second quarter of fiscal 2007, we repurchased approximately 40,000 shares, for $1.7 million, under the May 2007 Share Repurchase Program. At the end of fiscal 2007, $148.3 million remained under the May 2007 Share Repurchase Program. In the first fiscal quarter of 2008, we made our $5.9 million settlement payment as required under the terms of our accelerated share repurchase program (the “ASR”). The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.4 million. There can be no assurance we will repurchase any additional shares under the May 2007 Share Repurchase Program.
In September 2007, our Board of Directors authorized the repurchase of up to $175.0 million of outstanding common shares (the “September 2007 Share Repurchase Program”). The September 2007 Share Repurchase Program supplemented the remaining $148.3 million under the May 2007 Share Repurchase Program. On September 13, 2007, we entered into an agreement with Bank of America to purchase 5.2 million shares of Tween Brands common stock at an initial purchase price of $27.55 per share as part of an ASR. The Term Loan, described in Note 8, was used to fund the ASR, and accordingly, approximately $143.3 million was borrowed under the Term Loan in connection with the initial purchase of shares under the ASR. Pursuant to the ASR, Bank of America purchased shares of our common stock in the open market during a period ending on February 22, 2008. Following our initial draw under the Term Loan on September 13, 2007 to fund the ASR, we used the remaining funds from the Term Loan to repurchase an additional 952,300 shares for $31.7 million under the September 2007 Share Repurchase Program. Upon completion of the ASR, the initial price of the shares purchased by us from Bank of America was subject to a price adjustment based on the volume weighted average price of the shares during this period. The price adjustment had a pre-established maximum threshold for a portion of the transaction and spans an averaging period which could not exceed five months. In the first fiscal quarter of 2008, we made our $5.9 million settlement payment as required under the terms of our accelerated share repurchase program (the “ASR”). The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.4 million. Total consideration paid to repurchase the shares was recorded as a treasury stock repurchase which resulted in a reduction of Shareholders’ Equity and a reduction of common shares outstanding.
11. Retirement Benefits
We sponsor a qualified defined contribution retirement plan called the Tween Brands, Inc. 401(k) Savings and Retirement Plan (“401(k)”). Participation in this qualified plan is available to all associates who have completed 1,000 or more hours of service during certain 12-month periods and attained the age of 21. The 401(k) provides for annual discretionary contributions of 3% or 4% of compensation up to the Social Security taxable wage base plus 6% or 7% for earnings above the Social Security wage base up to $225,000 (will increase to $230,000 for FY 2008). These discretionary contributions vest based on years of service with 100% vesting occurring after 6 years. Associates may also make pre-tax 401(k) contributions up to the limits set by the Internal Revenue Service. Eligible participating associates receive a 401(k) matching contribution of 100% of their initial contribution up to 4% of compensation.
We have also established the “Tween Brands 409A Non-qualified Deferred Compensation Plan” (“NQDC”). The NQDC is for our highly compensated associates. The NQDC allows participating associates to defer the receipt of up to 50% of their base compensation and up to 50% of their eligible bonus compensation. Associates covered by the NQDC receive a matching contribution of 200% of their salary deferral up to 3% of compensation. The NQDC provides for an annual discretionary contribution ranging from 6% to 8% of compensation in excess of $225,000 for fiscal 2007 (will increase to $230,000 for fiscal 2008).
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
In accordance with EITF No. 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust,” the assets and liabilities of the rabbi trust are accounted for as assets and liabilities of Tween

Brands, Inc. The trust’s investment in variable life insurance contracts and money market instruments are included in assets held in trust and other in the Consolidated Balance Sheets. This balance was $23.6 million and $22.7 million at February 2, 2008 and February 3, 2007, respectively. Our obligation to participating associates of $21.3 million and $20.4 million at February 2, 2008 and February 3, 2007, respectively, is reflected in the supplemental retirement and deferred compensation liability in the Consolidated Balance Sheets. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.
The expense for retirement benefits was $4.8 million, $5.5 million, and $4.9 million in fiscal years 2007, 2006 and 2005, respectively.
12. Restructuring
During the last quarter of fiscal 2007 we undertook a study of our expense structure and overall staffing approach at our corporate headquarters. As a result of this study we incurred a $4.4 million restructuring charge consisting primarily of severance expenses and a third-party consulting fee. The charge is included in the “Store operating, general and administrative expenses” line item of our Consolidated Statements of Operations. The restructuring better aligned the corporate functions with the goals and priorities of our two brands and their customers and will benefit us well into the future. As of February 2, 2008, $4.0 million was accrued on our Consolidated Balance Sheet. The remainder, or $0.4 million, was related to a write-down of fixed assets, which occurred in the fourth quarter of fiscal 2007.
13. Legal Matters
Since August 24, 2007, three purported class action complaints were filed by purported purchasers of the Company’s common stock against the Company and certain of its current and former officers, asserting claims under the federal securities laws. All of these actions were filed in the United States District Court for the Southern District of Ohio, where, on October 23, 2007, they were consolidated into a single proceeding (the “Tween Brands federal securities litigation”). On December 21, 2007, the Court appointed the Electrical Works Pension Fund, Local 103, I.B.E.W. as lead plaintiff and, on March 20, 2008, the lead plaintiff filed a consolidated complaint naming the Company and certain current and former officers as defendants.
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information.
At this stage, it is not possible to predict the outcome of these proceedings or their impact on Tween Brands, Inc. The Company believes the allegations made in the consolidated complaint are without merit and intends to vigorously defend this action. The Company believes that, if necessary, insurance coverage will be available under the Company’s insurance policies, subject to self-insured retentions and policy limits, and we do not believe the litigation will have a material adverse effect on our results of operations, cash flows or financial position.
From time-to-time we also may become involved in various litigation and regulatory matters incidental to operations of our business. It is our opinion the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.

14. Quarterly Financial Data (unaudited, in thousands, except per share amounts)

FY 2007	First	Second	Third	Fourth
Net sales	$223,228	$213,703	$260,910	$316,130
Gross income	84,558	68,508	93,926	122,389
Store operating, general and administrative expenses	66,530	66,383	72,699	79,447
Net income	12,466	2,107	13,002	24,999
Earnings per share — basic	$0.40	$0.07	$0.47	$1.01
Earnings per share — diluted	$0.39	$0.07	$0.46	$1.00

FY 2006	First	Second	Third	Fourth(1)
Net sales	$195,136	$185,801	$230,481	$272,264
Gross income	73,746	62,822	92,495	104,906
General, administrative and store operating expenses	56,299	55,603	62,999	63,379
Net income	11,689	5,912	19,004	28,215
Earnings per share — basic	$0.35	$0.18	$0.59	$0.88
Earnings per share — diluted	$0.35	$0.18	$0.58	$0.86
(1) Includes 14 weeks
Historically, our operations and results have been seasonally skewed, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During fiscal 2007, the third and fourth fiscal quarters accounted for approximately 57% of our sales. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons and related marketing, the number and timing of new store openings, store closings, refurbishments and relocations, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions.
Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.
None.

Item 9A.	Controls And Procedures.
Disclosure Controls and Procedures:
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design of the effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of February 2, 2008.
The effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report on page 48 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting:
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to the date of this filing, certain changes in responsibility for performing internal control procedures occurred as a result of positions eliminated as part of our restructuring and as a result of the resignation of the Company’s Chief Financial Officer on February 19, 2008. Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated these changes in our internal control over financial reporting and believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting.
Inherent Limitations:
It should be noted that our management, including the Principal Executive Officer and the Principal Financial Officer, does not expect our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S REPORT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING
To the Board of Directors and Stockholders of Tween Brands, Inc.
New Albany, Ohio:
We have audited the internal control over financial reporting of Tween Brands, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended February 2, 2008, of the Company and our report dated March 28, 2008 expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 29, 2006 and Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN48) on February 4, 2007.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 28, 2008

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our proxy statement for the Annual Meeting of Stockholders to be held May 22, 2008 (the “Proxy Statement”) and is incorporated herein by reference.
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
(a) (1) List of Financial Statements.
The following Consolidated Financial Statements of Tween Brands, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to Item 8:
•	Consolidated Statements of Operations for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006.

•	Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007.

•	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006.

•	Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006.

•	Notes to Consolidated Financial Statements.
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
4.3	Agreement of Substitution and Amendment of Rights Agreement, dated as of November 11, 2003, to be effective as of October 20, 2003, between the Company and American Stock Transfer & Trust Company, a New York banking corporation, as Rights Agent (incorporated by reference to Exhibit 4.2 to Registration Statement on Form 8-A/A No.1 filed December 17, 2003).

10.1	Store Leases Agreement dated as of August 23, 1999 by and among The Limited Stores, Inc., Victoria’s Secret Stores, Inc., Lerner New York, Inc., Express, LLC, Structure, Inc., The Limited, Inc. and Too, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 1, 1999).

10.2	Trademark and Service Mark Licensing Agreement dated as of August 23, 1999 between Limco, Inc. and LimToo, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 1, 1999).

10.3	Tax Separation Agreement dated August 23, 1999 between The Limited, Inc., on behalf of itself and the members of The Limited Group, and Too, Inc., on behalf of itself and the members of the Too Group. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed October 1, 1999).

10.4	Too, Inc. Second Amended and Restated 1999 Stock Option and Performance Incentive Plan (incorporated by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q filed on June 14, 2001).

10.5	Too, Inc. Third Amended and Restated 1999 Stock Option Plan for Non-Associate Directors (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q filed on June 14, 2001).

10.6	Too, Inc. Second Amended and Restated Savings and Retirement Plan (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on April 13, 2005).

10.7	Too, Inc. First Amended and Restated Supplemental Retirement and Deferred Compensation Plan. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 11, 2000).

10.8	Employment Agreement, dated as of September 15, 2003, between the Company and Michael W. Rayden (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed on April 7, 2004).

10.9	Executive Agreement, dated as of September 15, 2000, between the Company and Michael W. Rayden (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on December 14, 2000).

10.10	Employment Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on April 7, 2004).

10.11	Executive Agreement, dated as of February 23, 2004, between the Company and William E. May, Jr. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 7, 2004).

10.12	Employment Agreement, dated as of September 15, 2003, between the Company and Scott M. Bracale (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed on April 7, 2004).

10.13	Executive Agreement, dated as of September 15, 2000, between the Company and Scott M. Bracale (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on April 9, 2003).

10.14	Too, Inc. Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 7, 2004).

10.15	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2005).

10.16	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 11, 2005).

10.17	2005 Stock Plan for Non-Associate Directors (incorporated by reference to Appendix B to the Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders held May 19, 2005, filed April 20, 2005).

10.18	2005 Stock Option and Performance Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s Special Meeting of Stockholders held October 31, 2005, filed September 28, 2005).

10.19	Credit Agreement, dated October 28, 2005, by and among Too, Inc.’s domestic subsidiaries, as Guarantors, National City Bank, as Lead Arranger and Administrative Agent, Fifth Third Bank, as Syndication Agent, Bank of America, as Documentation Agent, LaSalle Bank National Association, as Managing Agent, and Citicorp USA, Inc. as Lender (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2005).

10.20	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2006).

10.21	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 21, 2006).

10.22	General Release and Severance Agreement by and between Poe A. Timmons and Tween Brands, Inc., dated as of August 29, 2006 (incorporated by reference to the Current Report on Form 8-K filed August 30, 2006).

10.23	Letter Agreement between William E. May, Jr. and the Company dated January 18, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 23, 2007).

10.24	Kenneth T. Stevens Offer Letter dated January 8, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 23, 2007).

10.25	Employment Agreement, effective as of January 29, 2007, between the Company and Kenneth T. Stevens (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 23, 2007).

10.26	Executive Agreement, effective as of January 29, 2007, between the Company and Kenneth T. Stevens (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 23, 2007).

10.27	Form of Notice of Grant of Stock Award Agreement Acknowledgement of Receipt (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed April 3, 2007).

10.28	Separation Pay, Confidentiality & Non-Competition Agreement, dated July 26, 2006, between the Company and Paul C. Carbone (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed April 3, 2007).

10.29	Credit Agreement, dated as of September 12, 2007, by and among Tween Brands, Inc., and each of Tween Brands, Inc.’s domestic subsidiaries. As Guarantors, Bank of America, N.A., as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 14, 2007).

10.30	Enhanced Overnight Share Repurchase Agreement, dated September 13, 2007, by and between Tween Brands, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 14, 2007).

10.31	Michael Keane Offer Letter Dated July 12, 2007.*

10.32	ISDA Master Agreement, dated as of December 27, 2007, by and between Tween Brands, Inc. and JP Morgan Chase Bank, National Association.*

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed April 3, 2007).

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche, LLP. *

23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP. *

24	Powers of Attorney.*

31.1	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Periodic Report by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Periodic Report by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.

**	Furnished with this report.
(b)	Exhibits.

The exhibits to this report are listed in section (a) (3) of Item 15 above.

(c)	Financial Statement Schedules.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008	TWEEN BRANDS, INC. (registrant)
/s/ Kenneth T. Stevens
Kenneth T. Stevens
President and Chief Operating Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008:

Signature	Title

/s/ MICHAEL W. RAYDEN* Michael W. Rayden	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ KENNETH T. STEVENS* Kenneth T. Stevens	Director, President, Chief Operating Officer and Secretary (Principal Financial and Accounting Officer)

/s/ ELIZABETH M. EVEILLARD*	Director
Elizabeth M. Eveillard

/s/ NANCY J. KRAMER*	Director
Nancy J. Kramer

/s/ DAVID A. KRINSKY*	Director
David A. Krinsky

/s/ PHILIP E. MALLOTT*	Director
Philip E. Mallott

/s/ FREDRIC M. ROBERTS*	Director
Fredric M. Roberts

/s/ KENNETH J. STROTTMAN*	Director
Kenneth James Strottman

*	The undersigned, by signing his/her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

/s/ Kenneth T. Stevens
Kenneth T. Stevens
Attorney-in-fact