Form 10-Q
period 2008-05-03
TWEEN BRANDS, INC.
filed 2008-06-09
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 5, 2008

$.01 Par Value	24,763,957 Shares

TWEEN BRANDS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net sales	$251,738	$223,228
Cost of goods sold, buying and occupancy costs	165,397	138,670

Gross income	86,341	84,558
Store operating, general and administrative expenses	77,893	66,530

Operating income	8,448	18,028
Interest income	560	1,086
Interest expense	(2,341)	(54)

Earnings before income taxes	6,667	19,060
Provision for income taxes	2,387	6,594

Net income	$4,280	$12,466

Earnings per share:

Basic	$0.17	$0.40

Diluted	$0.17	$0.39

Weighted average common shares:

Basic	24,735	31,233

Diluted	25,061	31,701

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	May 3,	February 2,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$67,821	$46,009
Investments	29,490	70,215
Restricted assets	1,297	1,295
Accounts receivable, net	12,517	12,557
Inventories, net	94,057	107,483
Store supplies	16,527	16,949
Prepaid expenses and other current assets	18,288	19,087

Total current assets	239,997	273,595

Property and equipment, net	309,723	301,405
Deferred income taxes	9,917	10,302
Assets held in trust and other	26,601	26,335

Total assets	$586,238	$611,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,707	$37,749
Accrued expenses	39,880	56,810
Deferred revenue	13,484	16,077
Current portion long-term debt	8,750	8,750
Income taxes payable and unrecognized tax benefits	6,674	11,909

Total current liabilities	100,495	131,295

Long-term debt	166,250	166,250
Deferred tenant allowances from landlords	69,239	66,377
Supplemental retirement and deferred compensation liability	22,324	21,289
Accrued straight-line rent, unrecognized tax benefits and other	31,999	31,427

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 37.1 million and 37.0 million shares issued, 24.8 million and 24.7 million shares outstanding at May 3, 2008 and February 2, 2008, respectively	371	370
Treasury stock, at cost, 12.3 million shares at May 3, 2008 and February 2, 2008	(362,459)	(356,545)
Paid in capital	187,606	185,893
Retained earnings	372,388	368,108
Accumulated other comprehensive loss	(1,975)	(2,827)

Total shareholders’ equity	195,931	194,999

Total liabilities and shareholders’ equity	$586,238	$611,637

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Cash flows from operating activities:

Net income	$4,280	$12,466

Impact of other operating activities on cash flows:
Depreciation and amortization expense	10,375	8,346
Amortization of tenant allowances	(2,863)	(2,146)
Loss on disposal of fixed assets	229	186
Deferred income taxes	(150)	100
Tax benefit from stock option exercises	(75)	(626)
Stock-based compensation expense	2,279	2,477
Changes in assets and liabilities:
Inventories	13,426	(136)
Accounts payable and accrued expenses	(26,867)	(18,321)
Income taxes payable	(5,160)	(6,515)
Other assets	1,416	(342)
Tenant allowances received	5,344	3,105
Other long-term liabilities	2,994	1,473

Net cash provided by operating activities	5,228	67

Investing activities:
Capital expenditures	(21,527)	(23,424)
Funding of nonqualified benefit plans	—	(816)
Purchase of investments	(670)	(65,762)
Sale of investments	41,355	141,367
Change in restricted assets	(2)	(8)

Net cash provided by investing activities	19,156	51,357

Financing activities:
Purchases of treasury stock	(5,914)	(59,216)
Excess tax benefit from stock option exercises	75	626
Change in cash overdraft	3,907	(7,825)
Stock options and other equity changes	(640)	1,767

Net cash used for financing activities	(2,572)	(64,648)

Net increase/(decrease) in cash and equivalents	21,812	(13,224)
Cash and cash equivalents, beginning of year	46,009	48,394

Cash and cash equivalents, end of period	$67,821	$35,170

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,666	$13,036
Cash paid for interest	$2,342	$37
Change in fixed assets in accounts payable	$(2,605)	$3,217
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
In our opinion, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending January 31, 2009 (the “2008 fiscal year”). A more complete discussion of our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended February 2, 2008 (the “2007 fiscal year”).
2. Credit Facility
In September 2007, we entered into a new unsecured $275.0 million credit agreement with Bank of America, N.A. (“Bank of America”) and various other lenders (the “new credit facility”). The new credit facility provides for a $100.0 million revolving line of credit, which can be increased to $150.0 million at our option under certain circumstances. The new credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases, and general corporate purchases, and is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. The new credit facility contains a delayed draw term loan in an aggregate principal amount not to exceed $175.0 million (the “Term Loan”) and is available for financing repurchases of common stock. As of May 3, 2008, the total amount of the Term Loan has been borrowed for share repurchases. Due to its contractual nature, the carrying amount of borrowings under the term loan is considered to approximate its fair values. The new credit facility is scheduled to mature on September 12, 2012.
Payments on the principal of the Term Loan shall be repaid annually on the last business day of each of our fiscal years, commencing with the 2008 fiscal year, based on a twenty year straight-line amortization of the aggregate principal balance of the Term Loan. On the expiration date in 2012, a final payment in an amount equal to the entire outstanding principal balance of the Term Loan, together with accrued and unpaid interest thereon and other amounts payable under this agreement will be required. Interest on the outstanding unpaid principal amount of the

Term Loan shall be paid based on our choosing of either a Prime or LIBOR rate quoted for one, two, three or six months, plus an applicable spread determined by a pricing grid based off a leverage ratio defined as the consolidated total debt as of the end of the most recently ended fiscal quarter to consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) for the period of four consecutive fiscal quarters then ended. The table below details the Term Loan principal payment obligations as of May 3, 2008 (in thousands):

Fiscal Year	Annual Principal Payment
2008	$8,750
2009	$8,750
2010	$8,750
2011	$8,750
2012	$140,000
Our new credit facility contains financial covenants, which require us to maintain certain cash flow, and leverage covenants, and it also restricts our ability to incur additional debt. As of May 3, 2008, we are in compliance with all material terms of the new credit facility. Except for the use of the Term Loan to fund the repurchase of shares as described in Note 8 to our Consolidated Financial Statements, as of May 3, 2008, we have no direct borrowings outstanding under the new credit facility.
3. Share-Based Compensation
In 1999, we adopted the 1999 Stock Option and Performance Incentive Plan and the 1999 Stock Plan for Non-Associate Directors. In 2005, our shareholders approved the adoption of the 2005 Stock Option and Performance Incentive Plan and the 2005 Stock Plan for Non-Associate Directors (collectively, the “Plans”).
Under the Plans, as amended, up to 7.5 million shares are reserved and may be granted to our associates and certain non-associates. The Plans allow for the grant of incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. We currently issue new shares to satisfy option exercises. Of the restricted shares granted, approximately 40% vest ratably over the first four anniversaries from the grant date and have performance criteria associated with vesting for only certain associates. The remaining 60% vest at the end of a two-year cliff period and have performance criteria associated with vesting for all associates.
The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen
	Weeks Ended
	May 3,	May 5,
	2008	2007
Expected life (in years)	4.4	5.3
Dividend rate	—	—
Price volatility	40%	44%
Risk-free interest rate	2.8%	4.7%
The weighted average fair value per share of options granted during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $10.91 and $16.98, respectively. The forfeiture rate used in determining the expense related to option awards was 15% and 14% for the thirteen weeks ended May 3, 2008 and May 7, 2007, respectively.

A summary of changes in our outstanding stock options for the thirteen week periods ended May 3, 2008 and May 5, 2007 is presented below:

	Thirteen Weeks Ended
	May 3, 2008		May 5, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of quarter	1,612,375	$27.65	1,620,849	$25.57
Granted	240,697	29.50	233,257	37.04
Exercised	(10,887)	17.38	(84,351)	20.95
Cancelled	(14,979)	31.12	(500)	16.56

Outstanding, end of quarter	1,827,206	$27.92	1,769,255	$27.30

Options exercisable, end of quarter	1,183,686	$25.74	1,093,032	$24.32

A summary of changes in our restricted stock granted as compensation to employees for the thirteen week periods ended May 3, 2008 and May 5, 2007 is presented below:

	Thirteen Weeks Ended
	May 3, 2008		May 5, 2007
		Weighted		Weighted Average
	Number of	Average Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Outstanding, beginning of quarter	511,638	$29.52	588,158	$28.28
Granted	213,195	29.38	144,453	37.04
Vested	(118,275)	29.44	(137,841)	34.66
Cancelled	(7,683)	32.53	(3,450)	31.60

Outstanding, end of quarter	598,875	$30.99	591,320	$30.58

As of May 3, 2008, total unrecognized share-based compensation expense related to non-vested stock options and restricted stock was $17.3 million, which is expected to be recognized over a weighted average period of 2.5 years. As of May 5, 2007, total unrecognized share-based compensation expense related to non-vested stock options was approximately $19.3 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.
4. Investments
At May 3, 2008, we held investments in securities classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determine the appropriate classification at the time of purchase. All such securities held by us at May 3, 2008 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at May 3, 2008 and February 2, 2008, respectively (in thousands):

	May 3, 2008		February 2, 2008
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$18,795	$—	$21,381	$—
Gross unrealized holding gains	—	—	—	—
Gross unrealized holding losses	(34)	—	(61)	—

Net carrying amount	$18,761	$—	$21,320	$—

During the thirteen weeks ended May 3, 2008, $0.7 million of cash was used to purchase held-to-maturity securities while $3.2 million of cash was generated by the maturation of held-to-maturity securities.
Investments also include variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we have no accumulated unrealized gains or losses in other comprehensive income from these current investments. All income generated from these current investments is recognized as interest income.
The table below details the marketable securities classified as available-for-sale owned by us at May 3, 2008 and February 2, 2008, respectively (in thousands):

	May 3, 2008	February 2, 2008
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$10,729	$48,895
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$10,729	$48,895

During the thirteen weeks ended May 3, 2008, no cash was used to purchase available-for-sale securities while $38.2 million of cash was generated by the sale of available-for-sale securities.
5. Property and Equipment
Property and equipment, at cost, consisted of (in thousands):

	May 3,	February 2,
	2008	2008
Land and land improvements	$16,424	$16,424
Buildings	55,129	55,093
Furniture, fixtures and equipment	253,721	248,371
Leasehold improvements	168,574	164,228
Construction-in-progress	19,147	12,917

Total	512,995	497,033

Less: accumulated depreciation	(203,272)	(195,628)

Property and equipment, net	$309,723	$301,405

6. Earnings per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share". Also reflected is the potential dilution that could have occurred under the option of settling the purchase price adjustment in common shares at the settlement of the Accelerated Share Repurchase (“ASR”). Refer to Note 8 of our Consolidated Financial Statements for further information regarding the ASR.

The following table shows the amounts used in the computation of earnings per basic share and earnings per diluted share (in thousands):

	Thirteen
	Weeks Ended
	May 3,	May 5,
	2008	2007
Net income	$4,280	$12,466

Weighted average common shares — basic	24,735	31,233
Dilutive effect of stock options and restricted stock	262	468
Dilutive effect of accelerated share repurchase	64	—

Weighted average common shares — diluted	25,061	31,701

Certain options were excluded from the calculation of earnings per diluted share as their strike price exceeded the average market price of the common shares for the reporting periods. For the thirteen weeks ended May 3, 2008 and May 5, 2007, options to purchase 1,558,800 and 291,000 common shares, respectively, were excluded from the computation. Also excluded from the computation at May 3, 2008 were 63,800 restricted shares with associated performance criteria not expected to be met.
7. Derivative Instruments
During fiscal year 2007, we entered into a derivative financial instrument to reduce our exposure to market risk resulting from fluctuations in interest rates associated with our variable rate debt. This was accomplished through the use of an interest rate swap which qualifies as a cash flow hedge under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” We are required to designate at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133 accounting purposes. All derivative instruments are recognized in the balance sheet as either assets or liabilities depending on the rights or obligations under the contract. The derivative instruments are to be measured at fair value based on expected future cash flows. Under cash flow hedge accounting, the effective portion of the change in fair value of the interest rate swap designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining change in fair value on the derivative instrument, if any, shall be recognized currently in earnings. For SFAS No. 133 hedges, we formally document at inception the relationship between the hedging instrument and the hedged item, as well as our risk management objectives and strategies for undertaking the accounting hedge.
In December 2007, we entered into an interest rate swap under the policy described above, having an initial notional amount of $157.5 million to hedge the variable interest rate risk associated with a portion of our $175.0 million of debt currently outstanding under the term loan component of our credit facility, as described in Note 2 to our Consolidated Financial Statements. The initial notional amount of the interest rate swap is scheduled to decline in order to reflect the scheduled reduction in the hedged item in the Term Loan component of the credit facility. Under the terms of the interest rate swap agreement, we will receive a floating rate of interest based on 3-month LIBOR and pay a fixed interest rate of 4.212%, plus the applicable margin, through maturity of the interest rate swap in September 2012. Net payments will be made or received quarterly. The interest rate swap was accounted for as a hedge and, accordingly, any difference between amounts paid and received was recorded as interest expense. The impact on net interest expense as a result of this agreement was an increase of $0.5 million of expense for the quarter ended May 3, 2008. Notwithstanding the terms of the interest rate swap agreement, we are obligated for all amounts due and payable under the credit facility.
In accordance with SFAS No. 133, we have recorded the interest rate swap at fair value at May 3, 2008 resulting in a liability of $3.2 million versus a liability of $4.6 million at February 2, 2008. This liability amount is reported in “Accrued straight-line rent and other” on our Consolidated Balance Sheet. This fair value adjustment resulted in an increase of $0.9 million (net of tax of $0.5 million) in accumulated other comprehensive income. The fair value of the interest rate swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Additionally, we have reviewed the effectiveness of the interest rate swap at quarter-end and have determined there to be no ineffectiveness for the quarter ended May 3, 2008.
From time to time, we may enter into additional derivative financial instruments to manage our exposure to market risk resulting from fluctuations in interest rates.
8. Share Repurchase Program
As of fiscal year end 2007, $148.3 million was remaining under the May 2007 Board authorized Share Repurchase Program (“May 2007 Share Repurchase Program”). In the first fiscal quarter of 2008, we made the required one-time $5.9 million settlement payment in order to complete the ASR. The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.3 million. There can be no assurance we will repurchase any additional shares under the May 2007 Share Repurchase Program.
In September 2007, our Board of Directors authorized the repurchase of up to $175.0 million of outstanding common shares (the “September 2007 Share Repurchase Program”). The September 2007 Share Repurchase Program supplemented the May 2007 Share Repurchase Program. On September 13, 2007, we entered into an agreement with Bank of America to purchase 5.2 million shares of Tween Brands common stock at an initial purchase price of $27.55 per share as part of an ASR. The Term Loan, described in Note 2, was used to fund the ASR, and accordingly, approximately $143.3 million was borrowed under the Term Loan in connection with the initial purchase of shares under the ASR. Pursuant to the ASR, Bank of America purchased shares of our common stock in the open market during a period ending on February 22, 2008. Following our initial draw under the Term Loan on September 13, 2007 to fund the ASR, we used the remaining funds from the Term Loan to repurchase an additional 952,300 shares for $31.7 million under the September 2007 Share Repurchase Program. Upon completion of the ASR, the initial price of the shares purchased by us from Bank of America was subject to a price adjustment based on the volume weighted average price of the shares during this period. The price adjustment had a pre-established maximum threshold for a portion of the transaction and spanned an averaging period which could not exceed five months. In the first fiscal quarter of 2008, we made a one-time $5.9 million settlement payment as required under the terms of the ASR, as discussed above. Total consideration paid to repurchase the shares was recorded as a treasury stock repurchase, which resulted in a reduction of Shareholders’ Equity and a reduction of common shares outstanding.
9. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of February 3, 2008, we adopted SFAS No. 157 for financial assets and liabilities only. As of May 3, 2008, the financial assets and liabilities subject to SFAS No. 157 consisted of investments, cash equivalents and an interest rate swap derivative, totaling $29.5 million, $51.2 million and $3.2 million, respectively. As discussed in Note 4 of our Consolidated Financial Statements, we held investments in securities classified as held-to-maturity as well as variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. These investments, along with our cash equivalents have Level 1 inputs, as the fair value is based on unadjusted, quoted prices for identical assets or liabilities in active markets at the end of the first fiscal quarter. The interest rate swap derivative has Level 2 inputs, as the fair value is based on inputs other than quoted prices, but is observable through corroboration with market data at the end of the first fiscal quarter. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of the beginning of our 2008 fiscal year, and did not have a material impact on the Company’s financial statements.
10. Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. In February 2008, the FASB provided a one year deferral of the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of SFAS No. 157 had no material impact on our financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 159 had no material impact on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS No. 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effects of the adoption of SFAS No. 141(R) and SFAS No. 160 and have not yet determined the impact on our financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are in the process of evaluating the effects of the adoption of SFAS No. 161 and have not yet determined the impact on our financial position, results of operations or cash flows.
We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.
11. Legal Proceedings
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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. Also refer to the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 on page 23. For the purposes of the following discussion, unless the context otherwise requires, “Tween Brands, Inc.,” “we,” “our,” “the Company” and “us” refer to Tween Brands, Inc. and our wholly-owned subsidiaries.
Company Overview
Tween Brands, Inc. is the operator of two specialty retailing brands: Limited Too and Justice. Both of our brands target customers who are girls ages 7 to 14 (“tweens”). Limited Too, with stores located primarily in shopping malls, is a specialty retailer of high quality and fashionable apparel, accessories, footwear, lifestyle, licensed electronics and girlcare products for fashion-aware, trend-setting tween girls. Limited Too customers are active, creative and image-conscious girls. They enjoy shopping and describe themselves as “fun” and “cool.” They want a broad assortment of merchandise to compliment their range of wearing occasions, including school, leisure activities and special functions. As such, we continually update our merchandise assortment, which includes non-apparel merchandise, such as jewelry, toiletries, cosmetics, electronics, toys, games and candy — basically, anything she views as part of her world. Limited Too also offers a product assortment similar to the one carried at our stores, with the addition of web-only styles, through its website (www.limitedtoo.com) and its catazine (our catalog within a magazine format). Additionally, we operated 27 internationally licensed stores under various partnerships in the Middle East and Scandinavia as of quarter-end.
Justice, launched in January 2004, is our second specialty retail brand offering fashionable apparel, accessories and lifestyle items for tween girls. Our Justice stores are located primarily in power centers, off-mall retail locations designed to draw customers intent on apparel shopping. Our assortment tends to have a larger proportion of basic items than Limited Too, but still carries a solid amount of the latest fashion our girl is looking for. Justice stores are fun, interactive places to shop and also host in-store parties for our girl. Store exteriors display the logo “Justice... Just for Girls,” and the interiors are bright, colorful, inviting spaces with unique fixtures highlighting the merchandise assortment.
Performance Overview
First quarter 2008 sales and earnings results fell well short of expectations leading to a slow start to the 2008 fiscal year. Although our total sales grew 13% over first quarter 2007, negative comparable store sales at Limited Too, a decrease in margin rates and the inability to leverage occupancy and payroll expenses resulted in our operating income for the first fiscal quarter of 2008 being $9.6 million below last year.
Net sales for the quarter reached $251.7 million, an increase of 13% over first quarter 2007 of $223.2 million. The $28.5 million sales increase was attributable to the addition of 113 new stores opened since the end of the first fiscal quarter of 2007, slightly offset by the 1% decrease in comparable store sales for the Company. Comparable store sales results included a 7% decrease at Limited Too and a 22% increase at Justice. Operating income for the quarter decreased 53%. This was primarily a result of negative comparable store sales results at Limited Too, a higher merchandise markdown rate, and a deleverage in store payroll and buying and occupancy costs at Limited Too. Additionally, net interest expense for this quarter of 2008 as opposed to net interest income for last year contributed to the bottom line decrease. Earnings per diluted share decreased 56% from $0.39 in the first quarter of 2007 to $0.17 this quarter.
The challenges we experienced during the first quarter were both internally and externally generated. We failed to deliver the right colors within Limited Too’s apparel assortment, which affected multiple merchandise categories. This color miss impaired our outfitting strategy, whereby we guide tweens and their moms in putting color-coordinated tops and bottoms together. Unfortunately, consistent with fall season results, we were impacted by the absence of a strong casual bottoms business, which tends to carry the highest retail ticket prices and helps drive comparable store sales.

Some of the external challenges we believe impacted our results were poor early spring weather and a sluggish economy resulting from a host of macroeconomic conditions. In this difficult retail environment, customers appear to be trading down in their apparel shopping, choosing lower price or sale items and buying fewer items overall.
While our first quarter results are certainly below par, we continue to believe Limited Too and Justice have the hottest, wear now fashions and gift ideas for the upcoming season and the remainder of the year. However, we are cautious in our outlook for the second quarter due to the impact of the macroeconomic conditions listed above. In order to support the best position possible for the second quarter, we have taken the appropriate levels of markdowns in the first quarter to control inventory, refined our direct and in-store marketing to enhance our customer’s experience in stores and online, and introduced a more colorful summer apparel assortment at Limited Too to aid our outfitting strategy. We continue to be excited about our lifestyle and licensed items and expect them to remain among our top performing categories for the remainder of the season. Limited Too and Justice brands remain very popular with our tween girl and her mom and we constantly strive to provide our girl the hottest fashion in the right quantities when she is ready to buy it.
Merchandise Review
At Limited Too, all of the branded apparel categories experienced average store sales decreases during the quarter. This was primarily a result of the failure to deliver the right colors within Limited Too’s apparel assortment, which affected multiple categories within our casual as well as active assortments. Further, it impaired our outfitting strategy, whereby we guide tweens and their moms in putting color-coordinated tops and bottoms together. In contrast, our lifestyle and licensed accessories and apparel departments showed very strong average store sales increases, driven mainly by the sale of WebkinzTM.
Best performing merchandise categories at Justice were lifestyles and ready-to-wear. Within lifestyles, the WebkinzTM craze drove triple-digit average store sales increases. For the apparel departments, sweaters, dresses and swimwear were among the best performers. Categories with results below our expectations included active shorts, active pants, active tees, sweatshirts and hair.

Financial Summary
Net sales for the quarter ended May 3, 2008 were $251.7 million, an increase of 13% from $223.2 million in the first quarter of 2007. Gross income increased to $86.3 million in the first quarter of 2008 from $84.6 million in the first quarter of 2007. Operating income decreased 53% to $8.4 million in the first quarter of 2008 from $18.0 million in the first quarter of 2007. Net income decreased 66% to $4.3 million in the first quarter of 2008 from $12.5 million in the first quarter of 2007. Earnings per diluted share decreased 56% to $0.17 in the first quarter of 2008 from $0.39 in the first quarter of 2007.
Summarized operational data for the thirteen week periods ended May 3, 2008 and May 5, 2007 is presented below:

	Thirteen Weeks Ended
	May 3,	May 5,	%
	2008	2007	Change
Net sales (millions) (1)	$251.7	$223.2	13%

Comparable store sales (2)	-1%	3%
Net store sales per average gross square foot (3)	$67.9	$69.4	-2%
Net store sales per average store (thousands) (4)	$282.8	$305.6	-7%

Average store size at period end (gross square feet)	4,176	4,159	0%
Total gross square feet at period end (thousands)	3,621	3,136	15%
Store inventory per gross square foot at period end (5)	$23.0	$27.0	-15%
Store inventory per store at period end (5)	$95,998	$112,221	-14%

Number of stores:
Beginning of period	842	722
Opened	28	35
Closed	(3)	(3)

End of period	867	754

Limited Too stores remodeled	4	6

Number of Limited Too stores	586	570

Number of Justice stores	281	184

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; international revenue and partner advertising revenue.

(2)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(3)	Net store sales per average gross square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(4)	Net store sales per average store is the result of dividing net store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes store and distribution center inventory net of estimated shrink.

The following table compares components of the Consolidated Statements of Operations as a percentage of net sales at the end of each period:

	Thirteen Weeks
	Ended
	May 3,	May 5,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold, buying and occupancy costs	65.7%	62.1%

Gross income	34.3%	37.9%
Store operating, general and administrative expenses	30.9%	29.8%

Operating income	3.4%	8.1%
Interest (expense)/income, net	(0.8)%	0.4%

Earnings before income taxes	2.6%	8.5%
Provision for income taxes	0.9%	2.9%

Net income	1.7%	5.6%

Net Sales
Net sales for the first quarter of 2008 increased 13% from the first quarter of 2007. This was driven by the additional sales from the 113 new stores added since first quarter of 2007, slightly offset by a 1% decrease in comparable store sales.
The following summarized sales data compares the thirteen week periods ended May 3, 2008 and May 5, 2007:

	Thirteen Weeks Ended
	May 3,	May 5,	%
	2008	2007	Change
Average dollar value of unit sold at retail (“AUR”) (1)	$11.30	$13.20	-14%
Average number of units per transaction (“UPT”)	4.38	4.38	0%
Average dollar sales value per transaction (“ADS”) (2)	$49.54	$57.88	-14%
Number of transactions per average store (3)	5,753	5,103	13%
Sales from transactions over $50 (% of total sales)	74.1%	80.8%
Transactions over $50 (% of total transactions)	36.2%	43.5%

(1)	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars for the period by the number of units sold during the period.

(2)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(3)	Number of transactions per average store is the result of dividing the total number of transactions for the fiscal period by the average store count, which reflects the impact of opening and closing stores throughout the period.
As shown in the table above, UPT was flat and AUR decreased 14%, yielding a decrease in ADS of 14% for the quarter. The decline in ADS was offset by a 13% increase in average store transactions, driving our 1% decrease in comparable store sales. Our average store sales are growing more slowly than our comp store sales primarily due to the number of store openings at our Justice brand. These Justice stores tend to open at volumes below our average store volume, and have historically had significant volume increases in the second and third years.

Gross Income
Internally, we analyze gross income by splitting it into two components, internal gross income (gross income excluding buying and occupancy cost) and buying and occupancy costs. Internal gross income is composed of our more variable components of gross income, while our buying and occupancy costs are predominantly fixed in nature. Gross income for the first fiscal quarter of 2008 was $86.3 million, $1.8 million greater than first fiscal quarter of 2007 as shown in the table below (in thousands, except basis point amounts):

			Q1 2008 vs. Q1 2007	Q1 2008 vs. Q1 2007
	Q1 2008	Q1 2007	Dollar change	Change in bps
Changes in:
Internal Gross Income	$148,288	$139,014	$9,274	(340)
Buying & Occupancy Costs	61,947	54,456	(7,491)	(20)

Gross Income	$86,341	$84,558	$1,783	(360)

Our 13% sales improvement resulted in a $17.8 million increase in our internal gross margin. This gain was partially offset by the decline in our internal gross margin rate, which led to an $8.5 million decline in internal gross margin. The decrease in our internal gross income rate is primarily attributable to a higher markdown rate at Limited Too in the first quarter, as well as lower initial mark-up (“IMU”) driven by the relative growth of our Justice brand and by the higher proportion of non-apparel merchandise sales at both brands. Buying and occupancy costs increased $7.5 million over the first fiscal quarter of 2007, driven primarily by higher store occupancy expenses associated with new store additions at Justice, rent increases resulting from lease renewals with higher rates at Limited Too, as well as increased Limited Too catazine costs from increased circulation.
Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in store operating, general and administrative expenses (see “Store Operating, General and Administrative Expenses”).
Store Operating, General and Administrative Expenses
Store operating, general and administrative expenses increased $11.4 million, or 110 bps, from the first quarter of 2007. The increase is outlined in the table below (in thousands, except basis point amounts):

	Q1 2008 vs. Q1 2007
	increase/(decrease)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$7,846	110
Home office	(228)	(100)
Marketing	2,002	50
Distribution center	135	—
Other	1,608	50

Total change	$11,363	110

Store payroll and operating expenses for the quarter increased nearly 19% in dollars from the first quarter of 2007, driven by the net addition of 113 stores. Store payroll and operating expenses increased in dollars and bps due to our inability to leverage these costs at Limited Too. Home office expenses for the quarter decreased slightly, mainly driven by lower incentive compensation expenses and consulting expenses. Marketing expenses for the first quarter of 2008 increased over the first quarter of 2007 due to a WebkinzTM mailer and increased catazine circulation at Justice, and an incremental spring mini book at Justice. Other SG&A expenses increased 50 bps driven principally by higher direct to consumer fulfillment expenses driven by a significant increase in internet sales.
Income Taxes
The effective tax rate for the first quarter of 2008 was 35.8%, an increase from the first quarter of 2007 effective tax rate of 34.6%. This was primarily the result of favorable state tax settlements concluded during the first fiscal quarter of 2007, along with a reduction in tax exempt investment income during the first fiscal quarter of 2008.

Financial Condition
During the third quarter of fiscal 2007, we took steps to create a more efficient capital structure by adding long-term debt. We borrowed $175.0 million in September 2007 under a term loan (the “Term Loan”), which was used to repurchase nearly 6.2 million shares of our outstanding common stock.
In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key metrics in determining financial health. Our balance sheet and cash flows remain strong, as we were able to finance all capital needs with existing working capital and cash generated from operations, while still ending the quarter with $97.3 million in cash and short-term investments.
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
At the end of the first fiscal quarter of 2008, our working capital (defined as current assets less restricted assets and current liabilities) was $138.2 million, down slightly from $141.0 million on February 2, 2008. The decrease was primarily due to the funding of $21.5 million in capital expenditures as well as $5.9 million of cash used in the first fiscal quarter of 2008 for the one-time settlement payment required to complete the ASR. These items were partially offset by a cash inflow from the maturation of investments. In an effort to increase shareholder value, we have and may continue to repurchase our common stock. Under our current May 2007 Board authorization we may repurchase up to an additional $142.3 million of our common stock. The table below summarizes our working capital position and capitalization (in thousands):

	May 3,	February 2,
	2008	2008
Working Capital (as defined above)	$138,205	$141,005

Capitalization:
Long-term debt	175,000	175,000
Shareholders’ equity	195,931	194,999

Total capitalization	$370,931	$369,999

Amounts available under the credit facility	$99,208	$98,856
Restricted assets	$1,297	$1,295
Our working capital decreased slightly from year-end, but our overall liquidity was above the apparel industry average as shown below. Additionally, we borrowed $175.0 million in the third fiscal quarter of 2007 under a Term Loan for the purposes of repurchasing our outstanding common stock, which resulted in a current ratio and debt-to-equity ratio as shown below:

	Tween Brands, Inc.		Apparel
	May 3, 2008	February 2, 2008	Industry *	S&P 500
Current Ratio	2.4	2.1	2.2	1.2
Debt/Equity Ratio	0.9	0.9	0.4	2.1

*	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN© Money
Our liquidity is enhanced by our new unsecured $275.0 million credit agreement (the “new credit facility”), which was entered into in September 2007 and replaced the October 2005 credit facility. The new credit facility provides for a $100.0 million revolving line of credit, which can be increased to $150.0 million at our option under certain circumstances, as well as the $175.0 million Term Loan discussed in Note 2 to our Consolidated Financial

Statements. Our new credit facility contains certain financial covenants. As of May 3, 2008 we are, and expect to remain, in compliance with all of our financial covenants.
While we expect to maintain significant overall liquidity, we recognize the specialty retail industry can be highly volatile and fashion missteps can quickly impact the ability to generate operating cash flow. We continually evaluate and strive to optimize our capital structure. We may, from time to time, make changes to our capital structure without prior notice, unless specifically required by applicable regulations. These changes may include, but are not limited to, modifying our ongoing share repurchase program, offering stock or debt securities, borrowing under or amending our credit facility, and/or adding additional long-term fixed or variable rate debt. For a further description of our share repurchase program, refer to Note 8 to our Consolidated Financial Statements.
As discussed in Note 2 to our Consolidated Financial Statements, our interest payments are calculated on a short-term variable LIBOR or Base rate of our choosing under the terms of the loan. We have elected to use the 3-month LIBOR rate. In December 2007, we entered into a swap contract in order to fix the interest rate payment on a portion of the long term debt. Our cash flows are better matched to a fixed interest rate debt structure rather than a variable rate structure. We chose variable rate debt with a swap contract, versus traditional fixed rate debt, because of the increased flexibility surrounding the terms available under this type of financing.
Net Change in Cash and Cash Equivalents
The table below summarizes our net (decrease)/increase in cash and equivalents for the thirteen weeks ended May 3, 2008 and May 5, 2007 (in thousands):

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net cash provided by operating activities	$5,228	$67
Net cash provided by investing activities	19,156	51,357
Net cash used for financing activities	(2,572)	(64,648)

Net increase/(decrease) in cash and cash equivalents	$21,812	$(13,224)

Cash Flows from Operating Activities
Net cash provided by operating activities amounted to $5.2 million for the year-to-date period ended May 3, 2008, an increase of $5.2 million when compared to net cash provided by operating activities of $67 thousand for the same period of 2007. The table below outlines the changes in cash flow from operating activities during the thirteen week period (in thousands):

Q1 2008 vs Q1 2007
increase/(decrease)
Changes in:
Net income, net of non-cash expenses	$(6,831)
Accounts payable and accrued expenses	(8,546)
Income taxes	1,656
Inventory	13,562
Tenant allowances received	2,239
Other	3,081

Total change in cash flows from operating activities	$5,161

Net income, net of non-cash expenses, decreased 36%. Cash used for accounts payable and accrued expenses increased due to the payment of certain items in accounts payable and accrued expenses at year end 2007, most notably incentive compensation, severance and payroll. The increase in the use of cash for income taxes for first quarter 2008 relative to the same period in 2007 is due primarily to the favorable tax settlements in the first fiscal quarter of 2007. Cash used to purchase inventory was less in the first quarter of 2008 versus the same period of 2007 mainly due to our continued efforts to achieve a cleaner and better-managed inventory position. Our tenant allowances received were slightly higher due to a focus on actively collecting outstanding allowances as well as the greater number of new store openings in 2008 versus the like period in 2007, mainly at Justice.
Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $19.2 million for the quarter ended May 3, 2008, a decrease of $32.2 million from the $51.4 million provided during the same period of 2007. The table below outlines the changes in cash flow from investing activities during the thirteen week period (in thousands):

Q1 2008 vs Q1 2007
increase/(decrease)
Changes in:
Investments	$(34,920)
Capital expenditures	1,897
Other	822

Total change in cash flows from investing activities	$(32,201)

We generated $40.7 million in the year-to-date period ended May 3, 2008, by liquidating our marketable securities, a decrease of $34.9 million when compared to the $75.6 million generated in the same period of 2007. Our capital expenditures decreased over the thirteen week period ended May 3, 2008 as compared to the same period in 2007, due primarily to the home office building expansion expenditures in the first fiscal quarter of 2007.
Cash Flows from Financing Activities
Net cash used for financing activities amounted to $2.6 million for the quarter ended May 3, 2008, a decrease in use of $62.0 million from $64.6 million used during the same period of 2007. The table below outlines the changes in cash flow from financing activities during the thirteen week period (in thousands):

Q1 2008 vs Q1 2007
increase/(decrease)
Changes in:
Purchases of treasury stock	(53,302)
Change in cash overdraft position	(11,732)
Stock options and other equity changes	2,958

Total change in cash flows from financing activities	$(62,076)

As discussed in Note 2 and Note 8 to our Consolidated Financial Statements, we borrowed $175.0 million in September 2007 under a Term Loan with the entire amount of the loan used to repurchase stock in accordance with our September 2007 Share Repurchase Program. During the first fiscal quarter of 2008, no shares of common stock have been repurchased. However, we made a one-time $5.9 million settlement payment to complete our ASR. The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.3 million. Although $142.3 million is remaining under the May 2007 Share Repurchase Program, no shares have been repurchased thus far in the second quarter of 2008. Refer to Item 2 of PART II of this Form 10-Q for further information.
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
Share Repurchase Program
In September 2007, our Board of Directors authorized the repurchase of up to $175.0 million of our outstanding shares under the September 2007 Share Repurchase Program. The September 2007 Share Repurchase Program

supplemented the May 2007 Share Repurchase Program. All $175.0 million was used for repurchase purposes. Refer to Note 8 to our Consolidated Financial Statements for further detail.
As of fiscal year end 2007, $148.3 million was remaining under the May 2007 Share Repurchase Program. In the first fiscal quarter of 2008, we made a one-time $5.9 million settlement payment as required to complete the ASR. The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.3 million. Purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with Securities and Exchange Commission requirements. There can be no assurance that we will repurchase any additional shares under the May 2007 Share Repurchase Program.
Capital Expenditures
We anticipate spending between $75.0 million and $80.0 million in fiscal 2008 for capital expenditures. This will be primarily for new store construction, the remodeling of existing stores and continuing our information technology initiative. We expect cash on hand, the routine liquidation of short-term investments and cash generated from operating activities to fund substantially all capital expenditures for 2008.
For a more complete discussion of our future capital expenditures, refer to our Annual Report on Form 10-K for the year ended February 2, 2008, as filed with the Securities and Exchange Commission on March 28, 2008 (the “Fiscal 2007 Form 10-K”).
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our Fiscal 2007 Form 10-K.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “predict,” “believe,” “intend,” “plan,” “expect,” “hope,” “risk,” “could,” “pro forma,” “potential,” “prospect,” “forecast,” “outlook” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2008 and beyond to differ materially from those expressed. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q:
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
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. The inclusion of forward-looking statements should not be regarded as a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us as the management of Tween Brands, Inc. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to interest rate risk primarily due to our long-term debt. At May 3, 2008, $175.0 million was outstanding under the new credit facility and appears on our balance sheet as long-term debt. As such, we are currently exposed to market risk related to changes in interest rates. Refer to Note 2 to our Consolidated Financial Statements for additional information regarding the new credit facility. Additionally, we purchase investments with original maturities of 90 days or less and also hold investments with original maturities of at least 91 days but less than five years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. It is our policy to not enter into financial instruments for trading purposes.
As discussed in Note 2 to our Consolidated Financial Statements, our interest payments are calculated on a short-term variable rate of our choosing under the terms of the loan. As part of our risk management policy, we aim to minimize our exposure to interest rate variability and therefore entered into an interest rate swap contract in December 2007 in order to fix the interest rate payment on a significant portion of our variable rate long-term debt. Our cash flows are better matched to a fixed interest rate debt structure rather than a variable rate structure. We chose variable rate debt with a swap contract, versus traditional fixed rate debt, because of the increased flexibility surrounding the terms available under this type of financing. Refer to Note 7 to our Consolidated Financial Statements for further information regarding the swap agreement.

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
As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded our disclosure controls and procedures were (1) designed to ensure material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of fiscal 2008, certain changes in responsibility for performing internal control procedures occurred as a result of positions eliminated as part of our restructuring and as a result of the resignation of the Company’s Chief Financial Officer on February 19, 2008. Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated these changes in our internal control over financial reporting and believe we have taken the necessary steps to establish and maintain effective internal controls over financial reporting.
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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period.  These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants.
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
Item 1A. Risk Factors.
There have been no material changes to our Risk Factors as disclosed in our Fiscal 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table illustrates our purchases of equity securities during the first quarter of fiscal 2008 and the maximum dollar value of shares that may yet be purchased under the Board authorized share repurchase program:

			Total Number of	Maximum Dollar Value
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly Announced	Yet be Purchased Under
Period	Purchased	per share (1)	Plans or Programs	the Plans or Programs
February (February 3, 2008 through March 1, 2008)	0	$0	0	$142,311,276

March (March 2, 2008 through April 5, 2008)	0	$0	0	$142,311,276

April (April 6, 2008 through May 3, 2008)	0	$0	0	$142,311,276

Total	0	$0	0	$142,311,276

(1)	A one-time settlement payment of $5.9 million was paid in the first fiscal quarter of 2008 to complete the ASR. This reduced the maximum dollar value of shares that may yet be purchased under the plans or programs to $142.3 million, as shown in the table above.
The share repurchase program was originally authorized by the Board of Directors in November 2004 as a means of enhancing shareholder value and was previously amended in November 2005 and August 2006. In May 2007, our Board of Directors reauthorized the stock repurchase program and increased the amount available for repurchases to $150.0 million as part of the May 2007 Share Repurchase Program. In September 2007, our Board of Directors authorized the repurchase of up to an additional $175.0 million of our under the September 2007 Share Repurchase Program. On September 13, 2007, we entered into an agreement to purchase $143.3 million of Tween Brands common stock as part of the ASR and by the end of fiscal 2007 used the remainder of the $175.0 million authorization under the September 2007 Share Repurchase Program to repurchase $31.7 million of shares. From February 3, 2008 through the date of this filing, no shares of common stock have been repurchased; however, in the first fiscal quarter of 2008 we made a $5.9 million settlement payment as required under the terms of the ASR. The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.3 million. The purchases may occur from time to time, subject to market conditions, in open market or in privately negotiated transactions, and in accordance with SEC requirements.  There can be no assurance we will repurchase any additional shares under the current share repurchase program.

Item 6. Exhibits.
Exhibits

10.1	*	First Amendment to the Credit Agreement, dated March 7, 2008, by and among Tween Brands, Inc., each of Tween Brands, Inc.’s domestic subsidiaries, as Guarantors, Bank of America, N.A., as administrative Agent, National City Bank, as Syndication Agent, Fifth Third Bank, as Documentation Agent, Citicorp North America, Inc., as Managing Agent, Banc Of America Securities LLC, as sole book runner, and Banc Of America Securities LLC and National City Bank, as co-lead arrangers.

31.1	*	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Periodic Report by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Periodic Report by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

+	Furnished with this Report.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWEEN BRANDS, INC. (Registrant)

By: /s/ Kenneth T. Stevens

Kenneth T. Stevens
President and Chief Operating Officer
(Principal Financial Officer)

Date: June 9, 2008