Form 10-Q
period 2008-08-02
TWEEN BRANDS, INC.
filed 2008-09-08
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at September 2, 2008

$.01 Par Value	24,768,974 Shares

TWEEN BRANDS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net sales	$223,102	$213,703	$474,840	$436,931
Cost of goods sold, including buying and occupancy costs	161,316	145,195	326,713	283,865

Gross income	61,786	68,508	148,127	153,066
Store operating, general and administrative expenses	71,101	66,383	148,993	132,914

Operating (loss) / income	(9,315)	2,125	(866)	20,152
Interest income	337	661	898	1,747
Interest expense	2,207	53	4,549	107

(Loss) / Earnings before income taxes	(11,185)	2,733	(4,517)	21,792
(Benefit from) / Provision for income taxes	(4,506)	626	(2,119)	7,219

Net (loss) / income	$(6,679)	$2,107	$(2,398)	$14,573

(Loss) / Earnings per share:

Basic	$(0.27)	$0.07	$(0.10)	$0.47

Diluted	$(0.27)	$0.07	$(0.10)	$0.46

Weighted average common shares:

Basic	24,763	30,716	24,749	30,974

Diluted	24,763	31,363	24,749	31,532

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	August 2,	February 2,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$58,264	$46,009
Investments	5,615	70,215
Restricted assets	2,965	1,295
Accounts receivable, net	11,737	12,557
Inventories, net	125,929	107,483
Store supplies	16,961	16,949
Prepaid expenses and other current assets	20,383	19,087

Total current assets	241,854	273,595

Property and equipment, net	315,059	301,405
Deferred income taxes	8,464	10,302
Assets held in trust and other	25,823	26,335

Total assets	$591,200	$611,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,346	$37,749
Accrued expenses	45,887	56,810
Deferred revenue	13,629	16,077
Current portion long-term debt	8,750	8,750
Income taxes payable and unrecognized tax benefits	2,164	11,909

Total current liabilities	113,776	131,295

Long-term debt	166,250	166,250
Deferred tenant allowances from landlords	70,206	66,377
Supplemental retirement and deferred compensation liability	21,737	21,289
Accrued straight-line rent, unrecognized tax benefits and other	28,396	31,427

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 37.1 million and 37.0 million shares issued, 24.8 million and 24.7 million shares outstanding at August 2, 2008 and February 2, 2008, respectively	371	370
Treasury stock, at cost, 12.3 million shares at August 2, 2008 and February 2, 2008	(362,459)	(356,545)
Paid in capital	188,469	185,893
Retained earnings	365,710	368,108
Accumulated other comprehensive loss	(1,256)	(2,827)

Total shareholders’ equity	190,835	194,999

Total liabilities and shareholders’ equity	$591,200	$611,637

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,398)	$14,573
Impact of other operating activities on cash flows:
Depreciation and amortization expense	21,374	17,214
Amortization of tenant allowances	(5,575)	(4,565)
Loss on disposal of fixed assets	567	698
Deferred income taxes	849	354
Tax benefit from stock option exercises	(56)	(1,169)
Stock-based compensation expense	3,146	4,818
Changes in assets and liabilities:
Inventories	(18,446)	(25,794)
Accounts payable and accrued expenses	(4,545)	16,502
Income taxes payable	(9,689)	(20,329)
Other assets	(2,047)	(1,269)
Tenant allowances received	11,544	9,414
Other long-term liabilities	(22)	3,190

Net cash (used for) provided by operating activities	(5,298)	13,637

Investing activities:
Capital expenditures	(40,762)	(54,956)
Funding of nonqualified benefit plans	—	(1,222)
Purchase of investments	(670)	(74,762)
Sale of investments	65,200	164,423
Proceeds from sale of fixed assets	1,657	—
Change in restricted assets	(1,670)	(22)

Net cash provided by investing activities	23,755	33,461

Financing activities:
Purchases of treasury stock	(5,914)	(60,881)
Excess tax benefit from stock option exercises	56	1,169
Change in cash overdraft	281	6,416
Stock options and other equity changes	(625)	3,468

Net cash used for financing activities	(6,202)	(49,828)

Net increase (decrease) in cash and cash equivalents	12,255	(2,730)
Cash and cash equivalents, beginning of year	46,009	48,394

Cash and cash equivalents, end of period	$58,264	$45,664

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,635	$14,114
Cash paid for interest	$4,599	$37
Fixed asset additions in accounts payable and accrued expenses	$274	$2,948
The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Company
Tween Brands, Inc. (referred to herein as “Tween Brands,” “the Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is currently the operator of two specialty retailing brands, Limited Too and Justice. Both of our brands target customers who are girls ages 7 to 14 (“tweens”). By the end of the first quarter of fiscal 2009, we intend to convert our Limited Too stores to our more value-oriented Justice brand. At the conclusion of this conversion, we will operate one specialty retail store brand, Justice. We plan to continue selling Limited Too branded product at select Justice stores. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company, currently traded on the New York Stock Exchange under the symbol ‘TWB’. Limited Too sells apparel, footwear, lifestyle and girlcare products for fashion-aware, trend-setting tween girls. Justice, launched in January 2004, sells similar apparel, footwear and lifestyle accessories and hosts in-store parties for tween girls. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
The accompanying consolidated financial statements include the accounts of Tween Brands, Inc. and all subsidiaries more than 50% owned and reflect our financial position, results of operations and cash flows. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
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
2. Credit Facility
In September 2007, we entered into an unsecured $275.0 million credit agreement with Bank of America, N.A. (“Bank of America”) and various other lenders (the “credit facility”). The credit facility provides for a $100.0 million revolving line of credit, which can be increased to $150.0 million at our option under certain circumstances. The credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases, and general corporate purchases, and is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. The credit facility contains a delayed draw term loan in an aggregate principal amount not to exceed $175.0 million (the “Term Loan”) for financing repurchases of common stock. As of August 2, 2008, the total outstanding borrowings of the Term Loan were used for share repurchases. Due to its contractual nature, the carrying amount of borrowings under the term loan is considered to approximate its fair values. The credit facility is scheduled to mature on September 12, 2012.
Payments on the principal of the Term Loan shall be repaid annually on the last business day of each of our fiscal years, commencing with the 2008 fiscal year, based on a twenty year straight-line amortization of the aggregate principal balance of the Term Loan. On the expiration date in 2012, a final payment in an amount equal to the entire outstanding principal balance of the Term Loan, together with accrued and unpaid interest thereon and other amounts payable under this agreement will be required. Interest on the outstanding unpaid principal amount of the Term Loan shall be paid based on our choosing of either a Prime or LIBOR rate quoted for one, two, three or six months, plus an applicable spread determined by a pricing grid based off a leverage ratio defined as the consolidated total debt as of the end of the most recently ended fiscal quarter to consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) for the period of four consecutive fiscal quarters then ended. The table below details the Term Loan principal payment obligations as of August 2, 2008 (in thousands):

Fiscal Year	Annual Principal Payment
2008	$8,750
2009	$8,750
2010	$8,750
2011	$8,750
2012	$140,000
Our credit facility contains financial covenants, which require us to maintain certain cash flow, and leverage ratios, and it also restricts our ability to incur additional debt. As of August 2, 2008, we are in compliance with all material terms of the credit facility. Except for the use of the Term Loan to fund the repurchase of shares as described in Note 8 to our Consolidated Financial Statements, as of August 2, 2008, we have no direct borrowings outstanding under the credit facility and have not historically used this facility.
3. Share-Based Compensation
In 1999, we adopted the 1999 Stock Option and Performance Incentive Plan and the 1999 Stock Plan for Non-Associate Directors. In 2005, our shareholders approved the adoption of the 2005 Stock Option and Performance Incentive Plan and the 2005 Stock Plan for Non-Associate Directors (collectively, the “Plans”).
Under the Plans, as amended, up to 7.5 million shares are reserved and may be granted to our associates and certain non-associates. The Plans allow for the grant of incentive stock options, non-qualified stock options and restricted stock to officers, directors and key associates. Stock options are granted at the fair market value of our common shares on the date of grant and generally have 10-year terms. Option grants generally vest ratably over the first four anniversaries from the grant date. We currently issue new shares to satisfy option exercises. Of the restricted shares granted, approximately 40% vest ratably over the first four anniversaries from the grant date and have performance criteria associated with vesting only for certain associates. The remaining 60% vest at the end of a two-year cliff period and have performance criteria associated with vesting for all associates.
The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Expected life (in years)	4.4	5.3	4.4	5.3
Dividend rate	—	—	—	—
Price volatility	40%	44%	40%	44%
Risk-free interest rate	3.4%	4.5%	2.9%	4.7%
The weighted average fair value per share of options granted during the thirteen weeks ended August 2, 2008 and August 4, 2007 was $6.71 and $17.68, respectively. The forfeiture rate used in determining the expense related to option awards was 14% for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively. The weighted average fair value per share of options granted during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $10.15 and $17.02, respectively. The forfeiture rate used in determining the expense related to option awards was 14% for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.
A summary of changes in our outstanding stock options for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007 is presented below:

	Thirteen Weeks Ended
	August 2, 2008		August 4, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of quarter	1,827,206	$27.92	1,769,255	$27.30
Granted	45,917	17.66	9,000	40.72
Exercised	(1,875)	16.26	(90,914)	18.71
Cancelled	(212,247)	31.99	(37,794)	36.05

Outstanding, end of quarter	1,659,001	$27.14	1,649,547	$27.65

Options exercisable, end of quarter	1,086,604	$25.41	1,011,930	$24.77

	Twenty-Six Weeks Ended
	August 2, 2008		August 4, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	1,612,375	$27.65	1,620,849	$25.57
Granted	286,614	27.60	242,257	38.97
Exercised	(12,762)	17.22	(175,265)	19.90
Cancelled	(227,226)	31.93	(38,294)	29.91

Outstanding, end of period	1,659,001	$27.14	1,649,547	$27.65

Options exercisable, end of period	1,086,604	$25.41	1,011,930	$24.77

A summary of changes in our restricted stock granted as compensation to employees for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007 is presented below:

	Thirteen Weeks Ended
	August 2, 2008		August 4, 2007
		Weighted		Weighted Average
	Number of	Average Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Outstanding, beginning of quarter	598,875	$30.99	591,320	$30.58
Granted	22,797	17.90	2,000	39.49
Vested	(1,125)	38.23	(36)	34.36
Cancelled	(76,392)	34.98	(18,160)	36.76

Outstanding, end of quarter	544,155	$29.99	575,124	$30.44

	Twenty-Six Weeks Ended
	August 2, 2008		August 4, 2007
		Weighted		Weighted Average
	Number of	Average Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Outstanding, beginning of year	511,638	$29.52	588,158	$28.28
Granted	235,992	25.78	146,453	37.08
Vested	(119,400)	29.52	(137,877)	34.66
Cancelled	(84,075)	34.76	(21,610)	35.94

Outstanding, end of period	544,155	$29.99	575,124	$30.44

As of August 2, 2008, total unrecognized share-based compensation expense related to non-vested stock options and restricted stock was $13.2 million, which is expected to be recognized over a weighted average period of 2.3 years. As of August 4, 2007, total unrecognized share-based compensation expense related to non-vested stock options was approximately $16.8 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.
4. Investments
At August 2, 2008, we held investments in securities classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determine the appropriate classification at the time of purchase. All such securities held by us at August 2, 2008 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at August 2, 2008 and February 2, 2008, respectively (in thousands):

	August 2, 2008		February 2, 2008
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$5,633	$—	$21,381	$—
Gross unrecognized holding gains	18	—	61	—
Gross unrecognized holding losses	—	—	—	—

Net carrying amount	$5,615	$—	$21,320	$—

During the twenty-six weeks ended August 2, 2008, $0.7 million of cash was used to purchase held-to-maturity securities while $16.3 million of cash was generated by the maturation of held-to-maturity securities.
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
The table below details the marketable securities classified as available-for-sale owned by us at August 2, 2008 and February 2, 2008, respectively (in thousands):

	August 2, 2008	February 2, 2008
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$—	$48,895
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$—	$48,895

During the twenty-six weeks ended August 2, 2008, no cash was used to purchase available-for-sale securities while $48.9 million of cash was generated by the sale of available-for-sale securities.
5. Property and Equipment
Property and equipment, at cost, consisted of (in thousands):

	August 2,	February 2,
	2008	2008
Land and land improvements	$16,424	$16,424
Buildings	55,368	55,093
Furniture, fixtures and equipment	253,880	248,371
Leasehold improvements	180,751	164,228
Construction-in-progress	16,806	12,917

Total	523,229	497,033

Less: accumulated depreciation	(208,170)	(195,628)

Property and equipment, net	$315,059	$301,405

6. Earnings per Share
Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share". Also reflected is the potential dilution that could have occurred under the option of settling the purchase price adjustment in common shares at the settlement of the Accelerated Share Repurchase (“ASR”). Refer to Note 8 of our Consolidated Financial Statements for further information regarding the ASR. Earnings per diluted share is not applicable in periods when a loss from continuing operations exists. In these periods, the diluted computation must be the same as the basic computation.

The following table shows the amounts used in the computation of earnings per basic share and earnings per diluted share (in thousands):

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net (loss) / income	$(6,679)	$2,107	$(2,398)	$14,573

Weighted average common shares — basic	24,763	30,716	24,749	30,974
Dilutive effect of stock options and restricted stock	—	647	—	558
Dilutive effect of accelerated share repurchase	—	—	—	—

Weighted average common shares — diluted	24,763	31,363	24,749	31,532

Certain options were excluded from the calculation of earnings per diluted share as their strike price exceeded the average market price of the common shares for the reporting periods. For the thirteen and twenty-six weeks ended August 2, 2008, options to purchase 1,423,900 and 1,376,000 common shares, respectively, were excluded from the computation. For the thirteen and twenty-six weeks ended August 4, 2007, options to purchase 3,000 and 39,500 common shares, respectively, were not included in the computation. Also excluded from the computation at August 2, 2008 were 60,000 restricted shares with associated performance criteria not expected to be met.
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
In December 2007, we entered into an interest rate swap under the policy described above, having an initial notional amount of $157.5 million to hedge the variable interest rate risk associated with a portion of our $175.0 million of debt currently outstanding under the term loan component of our credit facility, as described in Note 2 to our Consolidated Financial Statements. The initial notional amount of the interest rate swap is scheduled to decline in order to reflect the scheduled reduction in the hedged item in the Term Loan component of the credit facility. Under the terms of the interest rate swap agreement, we will receive a floating rate of interest based on 3-month LIBOR and pay a fixed interest rate of 4.212%, plus the applicable margin, through maturity of the interest rate swap in September 2012. Net payments will be made or received quarterly. The interest rate swap was accounted for as a hedge and, accordingly, any difference between amounts paid and received was recorded as interest expense. There was no impact on net interest expense as a result of this agreement for the quarter ended August 2, 2008 and an increase of $0.5 million of expense for the year-to-date period ended August 2, 2008. Notwithstanding the terms of the interest rate swap agreement, we are obligated for all amounts due and payable under the credit facility. From time to time, we may enter into additional derivative financial instruments to manage our exposure to market risk resulting from fluctuations in interest rates.

In accordance with SFAS No. 133, we have recorded the interest rate swap at fair value at August 2, 2008 resulting in a liability of $2.0 million versus a liability of $4.6 million at February 2, 2008. This liability amount is reported in “Accrued straight-line rent, unrecognized tax benefits and other” on our Consolidated Balance Sheet. This fair value adjustment resulted in an increase of $0.7 million (net of tax of $0.5 million) in accumulated other comprehensive income for the quarter ended August 2, 2008 and an increase of $1.6 million (net of tax of $1.0 million) in accumulated other comprehensive income for the year-to-date period ended August 2, 2008. The fair value of the interest rate swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Additionally, we have reviewed the effectiveness of the interest rate swap at quarter-end and have determined there to be no ineffectiveness for the quarter ended August 2, 2008.
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
In September 2007, our Board of Directors authorized the repurchase of up to $175.0 million of outstanding common shares (the “September 2007 Share Repurchase Program”). The September 2007 Share Repurchase Program supplemented the May 2007 Share Repurchase Program. On September 13, 2007, we entered into an agreement with Bank of America to purchase 5.2 million shares of Tween Brands common stock at an initial purchase price of $27.55 per share as part of an ASR. The Term Loan, described in Note 2, was used to fund the ASR, and accordingly, approximately $143.3 million was borrowed under the Term Loan in connection with the initial purchase of shares under the ASR. Pursuant to the ASR, Bank of America purchased shares of our common stock in the open market during a period ending on February 22, 2008. Following our initial draw under the Term Loan on September 13, 2007 to fund the ASR, we used the remaining funds from the Term Loan to repurchase an additional 952,300 shares for $31.7 million under the September 2007 Share Repurchase Program. Upon completion of the ASR, the initial price of the shares purchased by us from Bank of America was subject to a price adjustment based on the volume weighted average price of the shares during this period. The price adjustment had a pre-established maximum threshold for a portion of the transaction and spanned an averaging period which could not exceed five months. In the first fiscal quarter of 2008, we made a one-time $5.9 million settlement payment as required under the terms of the ASR, as discussed above. Total consideration paid to repurchase the shares was recorded as a treasury stock repurchase, which resulted in a reduction in our shareholders’ equity balance and a reduction of common shares outstanding. No purchases or payments have been made related to treasury stock in the second fiscal quarter of 2008.
9. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of February 3, 2008, we adopted SFAS No. 157 for financial assets and liabilities only. As of August 2, 2008, the financial assets and liabilities subject to SFAS No. 157 consisted of investments, cash equivalents and an interest rate swap derivative, totaling $5.6 million, $35.3 million and $2.0 million, respectively. As discussed in Note 4 of our Consolidated Financial Statements, we typically hold investments in securities classified as held-to-maturity as well as variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. These investments, along with our cash equivalents have Level 1 inputs, as the fair value is based on unadjusted, quoted prices for identical assets or liabilities in active markets at the end of the second fiscal quarter. The interest rate swap derivative has Level 2 inputs, as the fair value is based on inputs other than quoted prices, but is observable through corroboration with market data at the end of the second fiscal quarter. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a First Amendment Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a First Amended Consolidated Complaint.
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
12. Subsequent Events
In August 2008 we announced our plan to convert approximately 560 Limited Too stores in the United States to our more value-oriented Justice brand in order to drive growth and profitability. By refocusing on one store brand, we expect to achieve substantial savings from reduced headcount in the home office, as well as reduced marketing and store operation expenses. In conjunction with the store conversion, we eliminated approximately 150 positions and plan to close 26 underperforming stores. The conversion is expected to be completed by the end of the first fiscal quarter of 2009.
As a result of this conversion plan, we expect to incur approximately $18.0 million of restructuring charges consisting of approximately $5.0 million related to severance, approximately $4.0 million related to the removal and replacement of store signage, approximately $5.0 million related to the impairment of IT systems, and approximately $4.0 million related to store closings.

Upon completion of the conversion, the Justice chain, which had 308 stores as of the end of the second fiscal quarter, is expected to have more than 900 stores nationwide. We do not plan to operate any Limited Too stores in the United States after the conversion, but intend to continue selling Limited Too branded product at select Justice stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. Also refer to the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 on page 26. For the purposes of the following discussion, unless the context otherwise requires, “Tween Brands,” “we,” “our,” “the Company” and “us” refer to Tween Brands, Inc. and our wholly-owned subsidiaries.
Company Overview
Tween Brands, Inc. is currently the operator of two specialty retailing brands: Limited Too and Justice. Both of our brands target girls ages 7 to 14 (“tweens”). Limited Too, with stores located primarily in shopping malls, is a specialty retailer of high quality and fashionable apparel, accessories, footwear, lifestyle, licensed electronics and girlcare products for fashion-aware, trend-setting tween girls. Limited Too customers are active, creative and image-conscious girls. They enjoy shopping and describe themselves as “fun” and “cool.” They want a broad assortment of merchandise to compliment their range of wearing occasions, including school, leisure activities and special functions. As such, we continually update our merchandise assortment, which includes non-apparel merchandise, such as jewelry, toiletries, cosmetics, electronics, toys, games and candy — basically, anything she views as part of her world. Through its website (www.limitedtoo.com) and its catazine (our catalog within a magazine format), Limited Too also offers a product assortment similar to the one carried at our stores, with the addition of web-only styles, Additionally, we operate 27 internationally licensed stores under various partnerships in the Middle East and Scandinavia as of quarter-end.
Justice, launched in January 2004, is our value-conscious specialty retail brand offering fashionable apparel, accessories and lifestyle items for tween girls. Our Justice stores are currently located primarily in power centers, off-mall retail locations designed to draw customers intent on apparel shopping. The Justice fashion assortment contains a large selection of basic items as well as the latest fashion our girl is looking for. Justice stores are fun, interactive places to shop and also host in-store parties for our girl. Justice stores are inviting places with bright, colorful lighting and unique fixtures highlighting the merchandise assortment. Justice also operates a website (www.shopjustice.com) and catazine, which debuted in July 2008.
Conversion to Justice
After the close of the second fiscal quarter in 2008, we announced plans to convert approximately 560 Limited Too stores across the country to our more value-oriented Justice brand to drive growth and profitability. Following several years of record growth and earnings, fiscal 2007 began to show signs of the challenges ahead and the results for the second fiscal quarter of 2008 were a painful confirmation of our need for change. Our second quarter results were impacted by negative comparable store sales at Limited Too and an overall inability to leverage increasing costs in this sluggish economy. Our current infrastructure has been strained by the duplicative costs associated with the task of differentiating our two brands — both of which are selling to essentially the same customer. Therefore, following many months of analysis and consideration, we made the decision to go with the single Justice brand and to eliminate the redundant costs in our organization to encourage the most successful and long-lasting future possible.
The Justice brand has averaged positive double-digit comparable store sales for the past 14 quarters, but its achievements have been overshadowed in our results by the steeper declines and increasing expenses at Limited Too, as well as the expense of running two separate organizations. By converting to a single store brand, our operations will be greatly simplified. We will have one infrastructure, lower merchandising and marketing costs, more focused advertising and we will be able to service one store brand with our best people. We feel this strategy is our best option to capitalize on the tremendous success of Justice and the changing trends in the economy and our customers’ preferences. We believe this new course will place us in the best position possible for the long-term and for the second half of 2008 due to the immediate cost savings.

As discussed above, currently both brands sell fashion basics and lifestyle items to 7-14 year old girls. Upon completion of the conversion by the end of the first quarter of 2009, the Justice chain, which had 308 stores as of the end of the second fiscal quarter, is expected to have more than 900 stores nationwide. The Company does not plan to operate any Limited Too stores in the United States following the conversion, but intends to continue selling Limited Too branded product at select Justice stores and through our e-commerce site.
Performance Overview
The second fiscal quarter of 2008 was disappointing on many fronts. Sales and earnings results fell well short of expectations, worsening an already slow 2008. Although our total sales grew 4% over the second fiscal quarter of 2007, negative comparable store sales at Limited Too, a decrease in margin rates and the inability to leverage occupancy and payroll expenses resulted in an operating loss for the second fiscal quarter of 2008 of $9.3 million or $11.4 million below last year’s operating income of $2.1 million.
The challenges we experienced during the second quarter were felt by many in the retailing sector. However, with our inability to leverage many of our fixed costs, we were especially hard hit. Further exacerbating the rate of sales deterioration was the lack of spring color within the sportswear assortment at Limited Too, along with the absence of a strong casual bottoms business, which tends to carry the highest retail ticket prices and drives comparable store sales. Some of the external challenges we believe impacted our results were poor early spring weather and a sluggish economy resulting from a host of macro-economic conditions. In this difficult retail environment, customers appear to be trading down in their apparel shopping by choosing lower price or sale items.
Merchandise Review
At both Limited Too and Justice, all of the branded apparel categories experienced average store sales decreases during the quarter. The largest of these decreases were seen at Limited Too and were primarily a result of the failure to deliver the right colors within Limited Too’s spring apparel assortment, which affected multiple categories within our casual as well as active assortments, most notably in sportswear. Further, it impaired our outfitting strategy, whereby we guide tweens and their moms in putting color-coordinated tops and bottoms together. Our casual bottoms business was also lacking, which contributed heavily to the top line sales miss. Lifestyle products areas performed consistently between the two brands and showed strong average store sales increases, which continue to be driven mainly by the sale of WebkinzTM. At both Justice and Limited Too, lifestyles represented 13% of total sales, up from 8% at both stores in the second fiscal quarter 2007.
Financial Summary
Net sales for the fiscal quarter ended August 2, 2008 were $223.1 million, an increase of 4% from $213.7 million in the second fiscal quarter of 2007. Gross income decreased to $61.8 million in the second fiscal quarter of 2008 from $68.5 million in the second fiscal quarter of 2007. Operating income decreased $11.4 million from operating income of $2.1 million in the second fiscal quarter of 2007 to an operating loss of $9.3 million in the second fiscal quarter of 2008. Net income decreased $8.8 million from net income of $2.1 million in the second fiscal quarter of 2007 to net loss of $6.7 million in the second fiscal quarter of 2008. Earnings per diluted share decreased $0.34 from earnings per diluted share of $0.07 in the second fiscal quarter of 2007 to loss per diluted share of $0.27 in the second fiscal quarter of 2008.
Net sales for the year-to-date period ended August 2, 2008 were $474.8 million, an increase of 9% from $436.9 million compared to the same period of 2007. Gross income decreased to $148.1 million for the year-to-date period of 2008 from $153.1 million compared to the same period of 2007. Operating income decreased $21.0 million from operating income of $20.2 million for the comparable period of 2007, resulting in an operating loss of $0.9 million for the year-to-date period of 2008. Net income decreased $17.0 million from net income of $14.6 million for the first half of 2007, resulting in a net loss of $2.4 million for the year-to-date period of 2008. Earnings per diluted share decreased $0.56 from earnings per diluted share of $0.46 in the same period of 2007, resulting in a loss per diluted share of $0.10 for the year-to-date period of 2008.

Summarized operational data for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007 is presented below:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 2,	August 4,	%	August 2,	August 4,	%
	2008	2007	Change	2008	2007	Change

Net sales (millions) (1)	$223.1	$213.7	4%	$474.8	$436.9	9%

Comparable store sales (2)	-8%	-2%		-4%	1%
Net store sales per average gross square foot (3)	$58.4	$64.8	-10%	$126.1	$135.3	-7%
Net store sales per average store (thousands) (4)	$243.5	$269.9	-10%	$527.4	$563.7	-6%

Average store size at period end (gross square feet)	4,174	4,164	0%	4,174	4,164	0%
Total gross square feet at period end (thousands)	3,736	3,273	14%	3,736	3,273	14%
Store inventory per gross square foot at period end (5)	$30.0	$31.5	-5%	$30.0	$31.5	-5%
Store inventory per store at period end (thousands) (5)	$125.4	$131.3	-5%	$125.4	$131.3	-5%

Number of stores:
Beginning of period	867	754		842	722
Opened	29	33		57	68
Closed	(1)	(1)		(4)	(4)

End of period	895	786		895	786

Limited Too stores remodeled	19	16		23	22
Justice stores remodeled	0	0		0	0

Number of Limited Too stores	587	573		587	573
Number of Justice stores	308	213		308	213

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; international revenue and partner advertising revenue.

(2)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(3)	Net store sales per average gross square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(4)	Net store sales per average store is the result of dividing net store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes store and distribution center inventory net of estimated shrink.

The following table compares components of the Consolidated Statements of Operations as a percentage of net sales at the end of each period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	72.3%	67.9%	68.8%	65.0%

Gross income	27.7%	32.1%	31.2%	35.0%
Store operating, general and administrative expenses	31.9%	31.1%	31.4%	30.4%

Operating (loss) / income	(4.2)%	1.0%	(0.2)%	4.6%
Interest income	0.2%	0.3%	0.2%	0.4%
Interest expense	1.0%	0.0%	1.0%	0.0%

(Loss) / Earnings before income taxes	(5.0)%	1.3%	(1.0)%	5.0%
(Benefit from) / Provision for income tax	(2.0)%	0.3%	(0.5)%	1.7%

Net (loss) / income	(3.0)%	1.0%	(0.5)%	3.3%

Net Sales
Net sales for the second fiscal quarter of 2008 increased 4% from the second fiscal quarter of 2007. This was primarily driven by the additional sales from the 109 net new stores added since the second fiscal quarter of 2007, partially offset by an 8% decrease in comparable store sales. Net sales for the year-to-date period ended August 2, 2008 increased 9% from the comparable period of 2007. This was driven by the additional sales from the 109 net new stores added since the second fiscal quarter of 2007, slightly offset by a 4% decrease in comparable store sales.
The following summarized sales data compares the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 2,	August 4,	%	August 2,	August 4,	%
	2008	2007	Change	2008	2007	Change

Average dollar value of unit sold at retail (“AUR”) (1)	$10.92	$11.68	-7%	$11.12	$12.41	-10%
Average number of units per transaction (“UPT”)	4.32	4.33	0%	4.35	4.35	0%
Average dollar sales value per transaction (“ADS”) (2)	$47.13	$50.52	-7%	$48.38	$54.03	-10%
Number of transactions per average store (3)	5,191	5,367	-3%	10,935	10,475	4%
Sales from transactions over $50 (% of total sales)	70.9%	73.4%		72.6%	77.7%
Transactions over $50 (% of total transactions)	32.9%	35.8%		34.6%	39.5%

(1)	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars for the period by the number of units sold during the period.

(2)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(3)	Number of transactions per average store is the result of dividing the total number of transactions for the fiscal period by the average store count, which reflects the impact of opening and closing stores throughout the period.
As shown in the table above, UPT was flat and AUR decreased 7% during the second quarter and decreased 10% on a year-to-date basis, yielding a decrease in ADS of 7% for the quarter and 10% for the year-to-date period. For the quarter, the decline in ADS was further exacerbated by a 3% decrease in average store transactions, driving our 8% decrease in comparable store sales. For the year-to-date period, the decline in ADS was slightly offset by a 4% increase in average store transactions for the first twenty-six weeks of 2008, driving our 4% decrease in comparable store sales. It should be noted that our average store sales are growing more slowly than our comp store sales primarily due to the number of store openings at our Justice brand. These Justice stores tend to open at volumes below our average store volume, and have historically had significant volume increases in the second and third years.
Gross Income
Internally, we analyze gross income by splitting it into two components, internal gross income (gross income excluding buying and occupancy costs) and buying and occupancy costs. Internal gross income is composed of our more variable components of gross income, while our buying and occupancy costs are predominantly fixed in nature. Gross income for the second fiscal quarter of 2008 was $61.8 million, $6.7 million less than second fiscal quarter of 2007 as shown in the table below (in thousands, except basis point amounts):

			Q2 2008 vs. Q2 2007	Q2 2008 vs. Q2 2007
			Dollar change	Change in bps
	Q2 2008	Q2 2007	favorable/(unfavorable)	favorable/(unfavorable)
Changes in:
Internal Gross Income	$124,996	$125,102	$(106)	(250)
Buying & Occupancy Costs	63,210	56,594	(6,616)	(190)

Gross Income	$61,786	$68,508	$(6,722)	(440)

The $0.1 million decrease in internal gross income can be explained by the decline in our internal gross income rate, which led to an overall $5.6 million decline in internal gross income offset by our 4% sales improvement resulting in a $5.5 million increase in our internal gross income. The decrease in our internal gross income rate of 250 basis points as a percentage of net sales (“bps”) is primarily attributable to a higher markdown rate at Limited Too and Justice in the second fiscal quarter, as well as lower initial mark-up (“IMU”) driven by the relative growth of our Justice brand and by the higher proportion of non-apparel merchandise sales at both brands. Buying and occupancy costs increased $6.6 million over the second fiscal quarter of 2007, driven primarily by higher store occupancy expenses associated with new store additions at Justice, rent increases resulting from lease renewals with higher rates at Limited Too, as well as increased Limited Too catazine costs from increased circulation.
Gross income for the year-to-date period ended August 2, 2008 was $148.1 million, $4.9 million less than the same period of 2007 as shown in the table below (in thousands, except basis point amounts):

			YTD 2008 vs. YTD 2007	YTD 2008 vs. YTD 2007
			Dollar change	Change in bps
	YTD 2008	YTD 2007	favorable/(unfavorable)	favorable/(unfavorable)
Changes in:
Internal Gross Income	$273,284	$264,116	$9,168	(290)
Buying & Occupancy Costs	125,157	111,050	(14,107)	(90)

Gross Income	$148,127	$153,066	$(4,939)	(380)

The $9.2 million increase in internal gross income was primarily due to our 9% sales improvement resulting in a $22.9 million increase in our internal gross income offset by the decline in our internal gross income rate, which led to an overall $13.7 million decline in internal gross income. The decrease in our internal gross income rate of 290 bps is primarily attributable to a higher markdown rate at Limited Too and Justice in the first and second quarters, as well as lower initial mark-up (“IMU”) driven by the relative growth of our Justice brand and by the higher proportion of non-apparel merchandise sales at both brands. Buying and occupancy costs increased $14.1 million over the first half of 2007, driven primarily by higher store occupancy expenses associated with new store additions at Justice, rent increases resulting from lease renewals with higher rates at Limited Too, as well as increased Limited Too catazine costs from increased circulation.
Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in store operating, general and administrative expenses (see “Store Operating, General and Administrative Expenses”).

Store Operating, General and Administrative Expenses
Store operating, general and administrative expenses increased $4.7 million, or 80 bps, from the second fiscal quarter of 2007. The increase is outlined in the table below (in thousands, except basis point amounts):

	Q2 2008 vs. Q2 2007
	increase/(decrease)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$5,512	160
Home office	(163)	(40)
Marketing	1,578	60
Distribution center	(214)	(10)
Other	(1,995)	(90)

Total change	$4,718	80

Store payroll and operating expenses for the quarter increased 13% in dollars from the second fiscal quarter of 2007, driven by the net addition of 109 stores. Home office expenses for the quarter decreased slightly, mainly driven by lower incentive compensation expenses and stock based compensation credits from executive departures. Marketing expenses for the second fiscal quarter of 2008 increased over the second fiscal quarter of 2007 due to increased catazine circulation at Justice. Other SG&A expenses decreased principally due to proceeds received from company owned life insurance. The increase of 80 bps is mainly due to our inability to leverage these costs at Limited Too.
On a year-to-date basis, store operating, general and administrative expenses increased $16.1 million, or 100 bps, as compared to the year-to-date period ended August 4, 2007. The increase is outlined in the table below (in thousands, except basis point amounts):

	YTD 2008 vs. YTD 2007
	increase/(decrease)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$13,358	130
Home office	(338)	(80)
Marketing	3,836	60
Distribution center	(79)	—
Other	(698)	(10)

Total change	$16,079	100

Store payroll and operating expenses for the spring season increased 16% in dollars from the first half of 2007, driven by the net addition of 109 stores. Home office expenses for the season decreased slightly, mainly driven by lower incentive compensation expenses, stock based compensation credits from executive departures and consulting expenses. Marketing expenses for the first half of 2008 increased over the first half of 2007 due to a WebkinzTM mailer and increased catazine circulation at Justice, and one additional spring mini book at Justice. The increase of 100 bps is mainly due to our inability to leverage these costs at Limited Too.
Interest Expense/Income
Interest income is earned on investments in money market securities, variable rate demand notes and short-term, highly liquid, tax free municipal bonds. Interest expense is driven mainly by the interest payments on our long-term debt. For the second fiscal quarter of 2008, net interest expense amounted to $1.9 million versus net interest income of $0.6 million for the second fiscal quarter of 2007. The net increase in interest expense of $2.5 million in 2008 was attributable to interest expense on our long-term debt, a lower investment balance and lower interest rates earned on our investments.
For the year-to-date period ended August 2, 2008, net interest expense amounted to $3.7 million versus net interest income of $1.6 million for the same period of 2007. The net increase in interest expense of $5.3 million in 2008 was attributable to interest expense on our long-term debt, a lower investment balance and lower interest rates earned on our investments.

Income Taxes
The effective tax rate for the second fiscal quarter of 2008 was 40.3%, an increase from the second fiscal quarter of 2007 effective tax rate of 22.9%. This was the result of a favorable state tax settlement during the second fiscal quarter of 2007.
The effective tax rate for the year-to-date period ending August 2, 2008 was 46.9%, an increase from the similar period of 2007 effective tax rate of 33.1%. This was primarily the result of favorable state tax settlements during the first half of 2007. The rate in the first half of the year is higher than the statutory rates due to the effect of permanent items on a lower income base.
Financial Condition
During the third quarter of fiscal 2007, we took steps to create a more efficient capital structure by adding long-term debt. We borrowed $175.0 million in September 2007 under a term loan (the “Term Loan”), which was used to repurchase nearly 6.2 million shares of our outstanding common stock.
In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and investment activities to be key metrics in determining financial health. Our balance sheet and cash flows remain strong, as we were able to finance all capital needs with existing working capital and cash generated from operations, while still ending the quarter with $63.9 million in cash and short-term investments.
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
At the end of the second fiscal quarter of 2008, our working capital (defined as current assets less restricted assets and current liabilities) was $125.1 million, down from $141.0 million on February 2, 2008. The decrease was primarily due to the funding of $40.8 million in capital expenditures as well as $5.9 million of cash used in the first fiscal quarter of 2008 for the one-time settlement payment required to complete the ASR. These items were partially offset by a cash inflow from the sale of investments. In an effort to increase shareholder value, we have and may continue to repurchase our common stock. Under our current May 2007 Board authorization we may repurchase up to an additional $142.3 million of our common stock, however there can be no assurance we will repurchase any additional shares.
The table below summarizes our working capital position and capitalization (in thousands):

	August 2,	February 2,
	2008	2008
Working Capital (as defined above)	$125,113	$141,005

Capitalization:
Debt	175,000	175,000
Shareholders’ equity	190,835	194,999

Total capitalization	$365,835	$369,999

Amounts available under the credit facility	$99,735	$98,856
Restricted assets	$2,965	$1,295

Our working capital decreased from year-end, but our overall liquidity was in-line with the apparel industry average as shown below. Additionally, we borrowed $175.0 million in the third fiscal quarter of 2007 under a Term Loan for the purposes of repurchasing our outstanding common stock, which resulted in a current ratio and debt-to-equity ratio as shown below:

	Tween Brands, Inc.		Apparel
	August 2, 2008	February 2, 2008	Industry *	S&P 500
Current Ratio	2.1	2.1	2.1	1.2
Debt/Equity Ratio	0.9	0.9	0.4	1.5

*	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN © Money
Our liquidity is enhanced by our unsecured $275.0 million credit agreement (the “credit facility”), which was entered into in September 2007 and replaced the October 2005 credit facility. The credit facility provides for a $100.0 million revolving line of credit, which can be increased to $150.0 million at our option under certain circumstances, as well as the $175.0 million Term Loan discussed in Note 2 to our Consolidated Financial Statements. Our credit facility contains certain financial covenants. As of August 2, 2008 we are in compliance with all of our financial covenants.
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
Net Change in Cash and Cash Equivalents
The table below summarizes our net increase/(decrease) in cash and cash equivalents for the twenty-six weeks ended August 2, 2008 and August 4, 2007 (in thousands):

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2008	2007
Net cash (used for) provided by operating activities	$(5,298)	$13,637
Net cash provided by investing activities	23,755	33,461
Net cash used for financing activities	(6,202)	(49,828)

Net increase (decrease) in cash and cash equivalents	$12,255	$(2,730)

Cash Flows from Operating Activities
Net cash used for operating activities amounted to $5.3 million for the year-to-date period ended August 2, 2008, a decrease of $18.9 million when compared to net cash provided by operating activities of $13.6 million for the same period of 2007. The table below outlines the changes in cash flow from operating activities during the twenty-six week period (in thousands):

YTD 2008 vs YTD 2007
increase/(decrease)
Changes in cash flows from:
Net (loss)/ income, net of non-cash expenses	$(13,952)
Accounts payable and accrued expenses	(21,047)
Income taxes	12,248
Inventory	7,348
Tenant allowances received	2,130
Other long-term liabilities	(3,212)
Other	(2,450)

Total change in cash flows from operating activities	$(18,935)

Net (loss)/income, net of non-cash expenses, decreased 50%. Cash used for accounts payable and accrued expenses increased due to the payment of certain items in accounts payable and accrued expenses at year end 2007, most notably incentive compensation, severance and payroll. The in the use of cash for income taxes for the year-to-date period ended August 2, 2008 relative to the same period in 2007 is due primarily to our lower net income as compared to the year-to-date period in 2007. Cash used to purchase inventory was less in the year-to-date period ended August 2, 2008 versus the same period of 2007 mainly due to our continued efforts to achieve a cleaner and better-managed inventory position. Our tenant allowances received were slightly lower due to a focus on actively collecting outstanding allowances starting in the second fiscal quarter of 2007.
Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $23.8 million for the year-to-date period ended August 2, 2008, a decrease of $9.7 million from the $33.5 million provided during the same period of 2007. The table below outlines the changes in cash flow from investing activities during the twenty-six week period (in thousands):

YTD 2008 vs YTD 2007
increase/(decrease)
Changes in cash flows from:
Investments	$(25,131)
Capital expenditures	14,194
Other	1,231

Total change in cash flows from investing activities	$(9,706)

We generated $64.5 million in the year-to-date period ended August 2, 2008, by liquidating our marketable securities, a decrease of $25.2 million when compared to the $89.7 million generated in the same period of 2007. Our capital expenditures decreased over the twenty-six week period ended August 2, 2008 as compared to the same period in 2007, due primarily to the home office building expansion expenditures in the first half of 2007.

Cash Flows from Financing Activities
Net cash used for financing activities amounted to $6.2 million for the year-to-date period ended August 2, 2008, a decrease of $43.6 million from the $49.8 million used during the same period of 2007. The table below outlines the changes in cash flow from financing activities during the twenty-six week period (in thousands):

YTD 2008 vs YTD 2007
increase/(decrease)
Changes in cash flows from:
Purchases of treasury stock	(54,967)
Change in cash overdraft position	6,135
Stock options and other equity changes	5,206

Total change in cash flows from financing activities	$(43,626)

As discussed in Note 2 and Note 8 to our Consolidated Financial Statements, we borrowed $175.0 million in September 2007 under a Term Loan with the entire amount of the loan used to repurchase stock in accordance with our September 2007 Share Repurchase Program. We made a one-time $5.9 million settlement payment to complete our ASR in the first fiscal quarter of 2008. The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.3 million. During the year-to-date period ending August 2, 2008, no shares of common stock were repurchased. Additionally, no shares have been repurchased thus far in the third quarter of 2008. Refer to Item 2 of PART II of this Form 10-Q for further information.
Credit Facility
In September 2007, we entered into an unsecured $275.0 million credit agreement (the “credit facility”), which replaced the October 2005 credit facility. The credit facility provides for a $100.0 million revolving line of credit, which can be increased to $150.0 million at our option under certain circumstances, as well as the $175.0 million Term Loan. Refer to Note 2 to our Consolidated Financial Statements for further detail.
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
Capital Expenditures
We anticipate spending between $72.0 million and $77.0 million in fiscal 2008 for capital expenditures. This will be primarily for new store construction and the remodeling of existing stores. We expect cash on hand, the routine liquidation of short-term investments and cash generated from operating activities to fund substantially all capital expenditures for 2008.
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
•	Effectiveness of converting Limited Too stores to Justice stores;

•	Ability to convert Limited Too customers to the Justice brand;

•	Risk that the benefits expected from the brand conversion program will not be achieved or may take longer to achieve than expected;

•	Ability to grow or maintain comparable store sales;

•	Decline in the demand for our merchandise;

•	Ability to develop new merchandise;

•	The impact of competition and pricing;

•	Level of mall and power center traffic;

•	Effectiveness of expansion into new or existing markets;

•	Effectiveness of store remodels;

•	Availability of suitable store locations at appropriate terms;

•	Effectiveness of our brand awareness and marketing programs;

•	Ability to enforce our licenses and trademarks;

•	Ability to hire and train associates;

•	Ability to successfully launch a new brand;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Currency and exchange risks;

•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	The security of our computer network;

•	Outcome of various legal proceedings;

•	Impact of product recalls;

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks as described in other reports and filings we make with the Securities and Exchange Commission.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to interest rate risk primarily due to our debt. At August 2, 2008, $175.0 million was outstanding under the credit facility and appears on our balance sheet as long-term debt. As such, we are currently exposed to market risk related to changes in interest rates. Refer to Note 2 to our Consolidated Financial Statements for additional information regarding the credit facility. Additionally, we purchase investments with original maturities of 90 days or less and also hold investments with original maturities of at least 91 days but less than five years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. It is our policy to not enter into financial instruments for trading purposes.
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
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of fiscal 2008, certain changes in responsibility for performing internal control procedures occurred as a result of the resignation of the Company’s Chief Operating Officer on June 27, 2008. Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated these changes in our internal control over financial reporting and believes we have taken the necessary steps to establish and maintain effective internal controls over financial reporting.
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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a First Amended Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a First Amended Consolidated Complaint.
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
Item 1A. Risk Factors.
The following risk factors supplement our Risk Factors as disclosed in our Fiscal 2007 Form 10-K.
Ability to convert Limited Too stores and customers to the Justice brand
Our future success largely depends on our ability to convert Limited Too stores in the United States and their customers to our Justice brand in a manner that is minimally disruptive and satisfies our customers’ demands. Our failure to anticipate, identify or react appropriately and in a timely manner to conversion-related issues could lead to customer attrition, lower sales, missed opportunities, excess inventories and increased markdowns, which could have a material adverse impact on our business.
Risk that the benefits expected from a brand conversion program will not be achieved or may take longer to achieve than expected
In August 2008, we announced a multi-year conversion program as part of a major drive to enhance profitability and improve overall operating effectiveness. The key elements of our conversion program include: converting Limited Too stores in the United States to our Justice brand, organizational streamlining, and reduced marketing and store operation expenses. The estimated costs and charges associated with the conversion program are preliminary and may vary materially based on various factors, including the timing in execution of the conversion plan; outcome of negotiations with landlords and other third parties; inventory levels; and changes in our assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in not realizing all or any of the anticipated benefits of the restructuring program.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table illustrates our purchases of equity securities during the second quarter of fiscal 2008 and the maximum dollar value of shares that may yet be purchased under the Board authorized share repurchase program:

			Total Number of	Maximum Dollar Value
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly Announced	Yet be Purchased Under
Period	Purchased	per share	Plans or Programs	the Plans or Programs
May (May 4, 2008 through May 31, 2008)	0	$0	0	$142,311,276
June (June 1, 2008 through July 5, 2008)	0	$0	0	$142,311,276
July (July 6, 2008 through August 2, 2008)	0	$0	0	$142,311,276

Total	0	$0	0	$142,311,276

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
Item 4. Submission of Matters to a Vote of Security Holders.
(a) On May 22, 2008, we held our Annual Meeting of Stockholders.
(b) See paragraph (c) below.
(c) At the Annual Meeting, our stockholders elected two Class C Directors to the Board of Directors, each to serve a three-year term expiring at the 2011 Annual Meeting of stockholders, by the following vote:

Director Nominees	Shares Voted For	Shares Withheld
Philip E. Mallott	21,782,766	304,206
Michael W. Rayden	21,653,273	433,699
The term of office of our other Directors, Elizabeth M. Eveillard, David A. Krinsky, Fredric M. Roberts and Kenneth J. Strottman continued after the Annual Meeting.
At the Annual Meeting, our stockholders were also asked to ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the 2008 fiscal year. Of the 24,759,378 shares present in person or represented by proxy at the meeting, 21,974,040 shares were voted for the ratification of Deloitte & Touche LLP, 86,512 shares were voted against the plan, and 26,420 shares were abstained from voting with respect to the ratification of Deloitte & Touche LLP.

Item 6. Exhibits.
Exhibits

10.1 *
Second Amendment to the Credit Agreement, dated May 14, 2008, by and among Tween Brands, Inc., each of Tween Brands, Inc.’s domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, National City Bank, as Syndication Agent, Fifth Third Bank, as Documentation Agent, Citicorp North America, Inc., as Managing Agent, Banc Of America Securities LLC, as sole book runner, and Banc Of America Securities LLC and National City Bank, as co-lead arrangers.

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

TWEEN BRANDS, INC. (Registrant)
By:	/s/ Rolando de Aguiar
Rolando de Aguiar
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 8, 2008