Form 10-Q
period 2008-11-01
TWEEN BRANDS, INC.
filed 2008-12-05
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at December 3, 2008
$.01 Par Value	24,770,674 Shares

TWEEN BRANDS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$254,273	$260,910	$729,113	$697,841
Cost of goods sold, including buying and occupancy costs	168,630	166,984	495,343	450,849

Gross income	85,643	93,926	233,770	246,992
Store operating, general and administrative expenses	72,276	72,699	221,270	205,613
Restructuring charges	11,541	—	11,541	—

Operating income	1,826	21,227	959	41,379
Interest income	(511)	(731)	(1,410)	(2,478)
Interest expense	2,324	1,534	6,873	1,640

(Loss) / Earnings before income taxes	13	20,424	(4,504)	42,217
(Benefit from) / Provision for income taxes	844	7,422	(1,275)	14,642

Net (loss) / income	$(831)	$13,002	$(3,229)	$27,575

(Loss) / Earnings per share:

Basic	$(0.03)	$0.47	$(0.13)	$0.92

Diluted	$(0.03)	$0.46	$(0.13)	$0.91

Weighted average common shares:

Basic	24,768	27,586	24,756	29,845

Diluted	24,768	28,249	24,756	30,438

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	November 1,	February 2,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$61,426	$46,009
Investments	2,928	70,215
Restricted assets	1,247	1,295
Accounts receivable, net	10,891	12,557
Inventories, net	137,548	107,483
Store supplies	16,926	16,949
Prepaid expenses and other current assets	24,166	19,087

Total current assets	255,132	273,595

Property and equipment, net	313,836	301,405
Deferred income taxes	8,807	10,302
Assets held in trust and other	24,808	26,335

Total assets	$602,583	$611,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,554	$37,749
Accrued expenses	44,014	56,810
Deferred revenue	18,171	16,077
Current portion long-term debt	8,750	8,750
Income taxes payable and unrecognized tax benefits	4,933	11,909

Total current liabilities	126,422	131,295

Long-term debt	166,250	166,250
Deferred tenant allowances from landlords	71,359	66,377
Supplemental retirement and deferred compensation liability	18,444	21,289
Accrued straight-line rent, unrecognized tax benefits and other	29,951	31,427

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 37.1 million and 37.0 million shares issued, 24.8 million and 24.7 million shares outstanding at November 1, 2008 and February 2, 2008, respectively	371	370
Treasury stock, at cost, 12.3 million shares at November 1, 2008 and February 2, 2008	(362,459)	(356,545)
Paid in capital	189,633	185,893
Retained earnings	364,879	368,108
Accumulated other comprehensive loss	(2,267)	(2,827)

Total shareholders’ equity	190,157	194,999

Total liabilities and shareholders’ equity	$602,583	$611,637

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2008	2007
Cash flows from operating activities:

Net (loss) / income	$(3,229)	$27,575

Impact of other operating activities on cash flows:
Depreciation and amortization expense	32,749	27,276
Amortization of tenant allowances	(8,325)	(7,014)
Loss on disposal of fixed assets	89	1,037
Impairment of fixed assets related to restructuring charges	6,367	—
Deferred income taxes	1,471	655
Tax benefit from stock option exercises	(100)	(1,588)
Stock-based compensation expense	4,411	7,021

Changes in assets and liabilities:
Inventories	(30,065)	(38,495)
Accounts payable and accrued expenses	4,570	17,715
Income taxes payable	(6,876)	(14,143)
Other assets	(3,162)	(5,256)
Tenant allowances received	14,691	15,317
Other long-term liabilities	(3,738)	5,496

Net cash provided by operating activities	8,853	35,596

Investing activities:
Capital expenditures	(57,356)	(86,316)
Funding of nonqualified benefit plans	—	(1,222)
Purchase of investments	(670)	(88,897)
Sale / maturation of investments	67,871	190,663
Proceeds from sale of fixed assets	1,657	—
Change in restricted assets	48	(33)

Net cash provided by investing activities	11,550	14,195

Financing activities:
Purchases of treasury stock	(5,914)	(235,883)
Proceeds from issuance of long-term debt	—	175,000
Excess tax benefit from stock option exercises	100	1,588
Change in cash overdraft	1,598	587
Stock options and other equity changes	(770)	3,192

Net cash used for financing activities	(4,986)	(55,516)

Net increase (decrease) in cash and cash equivalents	15,417	(5,725)

Cash and cash equivalents, beginning of year	46,009	48,394

Cash and cash equivalents, end of period	$61,426	$42,669

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,530	$15,304
Cash paid for interest	$6,916	$132
Fixed asset additions in accounts payable and accrued expenses	$375	$1,818
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
We account for our customer loyalty programs in accordance with EITF 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Generally, these programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs on net sales is recognized ratably over the series of transactions required to both earn and redeem the customer discounts.
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
2. Credit Facility
In September 2007, we entered into an unsecured $275.0 million credit agreement with Bank of America, N.A. (“Bank of America”) and various other lenders (the “credit facility”). The credit facility provides for a $100.0 million revolving line of credit, which can be increased to $150.0 million at our option under certain circumstances and subject to the approval of our lenders. The credit facility is available for direct borrowing, issuance of letters of credit, stock repurchases, and general corporate purposes, and is guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. The credit facility contains a delayed draw term loan in an aggregate principal amount not to exceed $175.0 million (the “Term Loan”) for financing repurchases of common stock. As of November 1, 2008, the total outstanding borrowings of the Term Loan were used for share repurchases. Due to its contractual nature, the carrying amount of borrowings under the term loan is considered to approximate its fair value. The credit facility is scheduled to mature on September 12, 2012.
Payments on the principal of the Term Loan are required to be repaid annually on the last business day of each of our fiscal years, commencing with the 2008 fiscal year, based on a twenty year straight-line amortization of the aggregate principal balance of the Term Loan. On the expiration date in 2012, a final payment in an amount equal to the entire outstanding principal balance of the Term Loan, together with accrued and unpaid interest thereon and other amounts payable under this agreement will be required. Interest on the outstanding unpaid principal amount of the Term Loan is required to be paid based on our choosing of either a Prime rate or LIBOR quoted for one, two, three or six months, plus an applicable spread determined by a pricing grid based off a leverage ratio defined as the consolidated total debt as of the end of the most recently ended fiscal quarter to consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) for the period of four consecutive fiscal quarters then ended. The table below details the Term Loan principal payment obligations as of November 1, 2008 (in thousands):

Date Due	Annual Principal Payment
January 31, 2009	$8,750
January 30, 2010	$8,750
January 29, 2011	$8,750
January 28, 2012	$8,750
September 12, 2012	$140,000
Our credit facility contains financial covenants, which require us to maintain certain coverage and leverage ratios, and it also restricts our ability to incur additional debt. As of November 1, 2008, we are in compliance with all material terms of the credit facility. Our failure to comply with these covenants could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows. The alternatives available to us if in default of our covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, obtaining a new credit agreement with another bank or group of lenders, which may contain different terms, or seeking additional equity financing.
Except for the use of the Term Loan to fund the repurchase of shares as described in Note 8 to our Consolidated Financial Statements, as of November 1, 2008, we currently have no direct borrowings outstanding under the credit facility and have not historically used this facility.
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

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Expected life (in years)	4.4	5.3	4.4	5.3
Dividend rate	—	—	—	—
Price volatility	40%	44%	40%	44%
Risk-free interest rate	3.4%	4.6%	3.2%	4.7%
The weighted average fair value per share of options granted during the thirteen weeks ended November 1, 2008 and November 3, 2007 was $3.25 and $14.06, respectively. The initial forfeiture rate used in determining the expense related to option awards was 14% for the thirteen weeks ended November 1, 2008 and November 3, 2007, respectively. Our initial forfeiture rate is adjusted periodically to reflect actual cancellations throughout the quarter. The weighted average fair value per share of options granted during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $5.88 and $16.69, respectively. The initial forfeiture rate used in determining the expense related to option awards was 14% for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. Our initial forfeiture rate is adjusted periodically to reflect actual cancellations throughout the quarter.
A summary of changes in our outstanding stock options for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007 is presented below:

	Thirteen Weeks Ended
	November 1, 2008		November 3, 2007
		Weighted		Weighted
	Number of	Average Exercise	Number of	Average
	Shares	Price	Shares	Exercise Price
Outstanding, beginning of quarter	1,659,001	$27.14	1,649,547	$27.65
Granted	474,100	8.57	32,500	28.12
Exercised	—	—	(23,534)	21.61
Cancelled/Expired	(84,464)	30.60	(19,187)	33.58

Outstanding, end of quarter	2,048,637	$22.70	1,639,326	$27.67

Options exercisable, end of quarter	1,062,992	$25.19	1,002,896	$24.97

	Thirty-Nine Weeks Ended
	November 1, 2008		November 3, 2007
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	1,612,375	$27.65	1,620,849	$25.57
Granted	760,714	15.74	274,757	36.11
Exercised	(12,762)	17.22	(198,799)	20.01
Cancelled/Expired	(311,690)	31.57	(57,481)	35.06

Outstanding, end of period	2,048,637	$22.70	1,639,326	$27.67

Options exercisable, end of period	1,062,992	$25.19	1,002,896	$24.97

A summary of changes in our restricted stock granted as compensation to employees for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007 is presented below:

	Thirteen Weeks Ended
	November 1, 2008		November 3, 2007
		Weighted		Weighted Average
	Number of	Average Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Outstanding, beginning of quarter	544,155	$29.99	575,124	$30.44
Granted	17,400	11.20	32,500	29.45
Vested	(8,625)	29.82	(58,875)	19.22
Cancelled	(47,327)	31.58	(13,460)	34.60

Outstanding, end of quarter	505,603	$29.15	535,289	$29.76

	Thirty-Nine Weeks Ended
	November 1, 2008		November 3, 2007
		Weighted		Weighted Average
	Number of	Average Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Outstanding, beginning of year	511,638	$29.52	588,158	$28.28
Granted	253,392	27.10	178,953	35.69
Vested	(128,025)	29.54	(196,752)	25.04
Cancelled	(131,402)	33.60	(35,070)	35.42

Outstanding, end of period	505,603	$29.15	535,289	$29.76

As of November 1, 2008, total unrecognized share-based compensation expense related to non-vested stock options and restricted stock was $11.8 million, which is expected to be recognized over a weighted average period of 2.1 years. As of November 3, 2007, total unrecognized share-based compensation expense related to non-vested stock options was approximately $15.4 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.
4. Investments
At November 1, 2008, we held investments in securities classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determine the appropriate classification at the time of purchase. All such securities held by us at November 1, 2008 were municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at November 1, 2008 and February 2, 2008, respectively (in thousands):

	November 1, 2008		February 2, 2008
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Aggregate fair value	$2,931	$—	$21,381	$—
Gross unrecognized holding gains	3	—	61	—
Gross unrecognized holding losses	—	—	—	—

Net carrying amount	$2,928	$—	$21,320	$—

During the thirty-nine weeks ended November 1, 2008, $0.7 million of cash was used to purchase held-to-maturity securities while $19.1 million of cash was generated by the maturation of held-to-maturity securities. During the thirty-nine weeks ended November 3, 2007, $0.8 million of cash was used to purchase held-to-maturity securities while $20.8 million of cash was generated by the maturation of held-to-maturity securities.

Investments at February 2, 2008 also include variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we have no accumulated unrealized gains or losses in other comprehensive income from these current investments. All income generated from these current investments is recognized as interest income.
The table below details the marketable securities classified as available-for-sale owned by us at November 1, 2008 and February 2, 2008, respectively (in thousands):

	November 1, 2008	February 2, 2008
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$—	$48,895
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$—	$48,895

During the thirty-nine weeks ended November 1, 2008, no cash was used to purchase available-for-sale securities while $48.9 million of cash was generated by the sale of available-for-sale securities. During the thirty-nine weeks ended November 3, 2007, $88.1 million of cash was used to purchase available-for-sale securities while $169.9 million of cash was generated by the sale of available-for-sale securities.
5. Property and Equipment
Property and equipment, at cost, consisted of (in thousands):

	November 1,	February 2,
	2008	2008
Land and land improvements	$16,424	$16,424
Buildings	56,253	55,093
Furniture, fixtures and equipment	260,986	248,371
Leasehold improvements	186,996	164,228
Construction-in-progress	10,737	12,917

Total	531,396	497,033

Less: accumulated depreciation	(217,560)	(195,628)

Property and equipment, net	$313,836	$301,405

6. Earnings per Share
Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share". For the thirteen and thirty-nine week periods ended November 3, 2007, also reflected is the potential dilution that could have occurred under the option of settling the purchase price adjustment in common shares at the settlement of the Accelerated Share Repurchase (“ASR”). Refer to Note 8 of our Consolidated Financial Statements for further information regarding the ASR. Earnings per diluted share is not applicable in periods when a loss from continuing operations exists. In these periods, the diluted computation must be the same as the basic computation.

The following table shows the amounts used in the computation of earnings per basic share and earnings per diluted share (in thousands):

	Thirteen		Thirty-Nine
	Weeks Ended		Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net (loss) / income	$(831)	$13,002	$(3,229)	$27,575

Weighted average common shares — basic	24,768	27,586	24,756	29,845
Dilutive effect of stock options and restricted stock	—	369	—	495
Dilutive effect of accelerated share repurchase	—	294	—	98

Weighted average common shares — diluted	24,768	28,249	24,756	30,438

If net income had been achieved in the third fiscal quarter of 2008, or for the year-to-date period of 2008, certain options would have been excluded from the calculation of earnings per diluted share as their strike price exceeded the average market price of the common shares for the reporting periods. For the thirteen and thirty-nine weeks ended November 1, 2008, options to purchase 1,613,000 and 1,376,000 common shares, respectively, would have been excluded from the computation as the grant date fair value was below the average stock price for the quarter and year-to-date periods, respectively. For the thirteen and thirty-nine weeks ended November 3, 2007, options to purchase 340,600 and 260,600 common shares, respectively, were not included in the computation. Restricted shares of 51,200 with associated performance criteria not expected to be met would also have been excluded from the computation at November 1, 2008.
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
In December 2007, we entered into an interest rate swap under the policy described above, having an initial notional amount of $157.5 million to hedge the variable interest rate risk associated with a portion of our $175.0 million of debt currently outstanding under the term loan component of our credit facility, as described in Note 2 to our Consolidated Financial Statements. The initial notional amount of the interest rate swap is scheduled to decline in order to reflect the scheduled reduction in the hedged item in the Term Loan component of the credit facility. Under the terms of the interest rate swap agreement, we will receive a floating rate of interest based on 3-month LIBOR and pay a fixed interest rate of 4.212%, plus the applicable margin, through maturity of the interest rate swap in September 2012. Net payments will be made or received quarterly. The interest rate swap was accounted for as a hedge and, accordingly, any difference between amounts paid and received was recorded as interest expense. There was no impact on net interest expense as a result of this agreement for the quarter ended November 1, 2008 and an increase of $0.5 million of expense for the year-to-date period ended November 1, 2008. Notwithstanding the terms of the interest rate swap agreement, we are obligated for all amounts due and payable under the credit facility. From time to time, we may enter into additional derivative financial instruments or modify our existing derivative financial instruments to manage our exposure to market risk resulting from fluctuations in interest rates.
In accordance with SFAS No. 133, we have recorded the interest rate swap at fair value at November 1, 2008 resulting in a liability of $4.0 million versus a liability of $4.6 million at February 2, 2008. This liability amount is reported in “Accrued straight-line rent, unrecognized tax benefits and other” on our Consolidated Balance Sheet. This fair value adjustment resulted in an increase of $1.0 million, net of tax, in accumulated other comprehensive income for the quarter ended November 1, 2008 and a decrease of $0.6 million, net of tax, in accumulated other comprehensive income for the year-to-date period ended November 1, 2008. The fair value of the interest rate swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Additionally, we have reviewed the effectiveness of the interest rate swap at quarter-end and have determined there to be no ineffectiveness for the quarter ended November 1, 2008.
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
In September 2007, our Board of Directors authorized the repurchase of up to $175.0 million of outstanding common shares (the “September 2007 Share Repurchase Program”). The September 2007 Share Repurchase Program supplemented the May 2007 Share Repurchase Program. On September 13, 2007, we entered into an agreement with Bank of America to purchase 5.2 million shares of Tween Brands common stock at an initial purchase price of $27.55 per share as part of an ASR. The Term Loan, described in Note 2, was used to fund the ASR, and accordingly, approximately $143.3 million was borrowed under the Term Loan in connection with the initial purchase of shares under the ASR. Pursuant to the ASR, Bank of America purchased shares of our common stock in the open market during a period ending on February 22, 2008. Following our initial draw under the Term Loan on September 13, 2007 to fund the ASR, we used the remaining funds from the Term Loan to repurchase an additional 952,300 shares for $31.7 million under the September 2007 Share Repurchase Program. Upon completion of the ASR, the initial price of the shares purchased by us from Bank of America was subject to a price adjustment based on the volume weighted average price of the shares during this period. The price adjustment had a pre-established maximum threshold for a portion of the transaction and spanned an averaging period which could not exceed five months. In the first fiscal quarter of 2008, we made a one-time $5.9 million settlement payment as required under the terms of the ASR, as discussed above. Total consideration paid to repurchase the shares was recorded as a treasury stock repurchase, which resulted in a reduction in our shareholders’ equity balance and a reduction of common shares outstanding. No purchases or payments have been made related to treasury stock in the second or third fiscal quarter of 2008.
9. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. However, as of February 3, 2008, we adopted SFAS No. 157 for financial assets and liabilities only. As of November 1, 2008, the financial assets and liabilities subject to SFAS No. 157 consisted of investments, cash equivalents and an interest rate swap derivative, totaling $2.9 million, $44.5 million and $4.0 million, respectively. As discussed in Note 4 of our Consolidated Financial Statements, we typically hold investments in securities classified as held-to-maturity as well as variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. These investments, along with our cash equivalents have Level 1 inputs, as the fair value is based on unadjusted, quoted prices for identical assets or liabilities in active markets at the end of the third fiscal quarter. The interest rate swap derivative has Level 2 inputs, as the fair value is based on inputs other than quoted prices, but is observable through corroboration with market data at the end of the third fiscal quarter. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.
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
10. Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS No. 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effects of the adoption of SFAS No. 141(R) and SFAS No. 160 but do not expect any material impact on our financial position, results of operations or cash flows.
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

11. Restructuring
In August 2008 we announced our plan to convert approximately 560 Limited Too stores in the United States to our more value-oriented Justice brand in order to drive growth and profitability. By refocusing on one store brand, we expect to achieve substantial savings from reduced headcount in the home office, as well as reduced marketing and store operation expenses. In conjunction with the store conversion, we have eliminated approximately 150 positions and plan to close 15 underperforming stores. The conversion is expected to be completed by the end of the first fiscal quarter of 2009.
As a result of this conversion plan, we currently expect to incur $17.0 million of restructuring charges consisting of $5.0 million related to severance, $4.0 million related to the removal of store signage and store closures, $6.5 million related to the impairment of IT systems, and $1.5 million related to international conversion costs and other miscellaneous restructuring costs. To date $11.5 million of restructuring charges have been recognized, all in the third fiscal quarter, consisting primarily of $4.8 million related to severance, $4.5 million related to the impairment of IT systems, $2.0 million related to the removal and replacement of store signage as well as store closures and $0.2 million of other miscellaneous restructuring costs. These costs are shown on our Consolidated Statements of Operations in the “Restructuring charges” line.
The amount accrued as a liability as of the end of the third fiscal quarter totaled $3.2 million as shown in the table below (in thousands). This liability amount is reported in “Accrued expenses” on our Consolidated Balance Sheet.

	November 1, 2008	February 2, 2008
Accrued restructuring charges, beginning of quarter	$—	$—
Costs incurred and charged to expense	4,685	—
Costs paid or settled	(1,514)
Other adjustments	—	—

Accrued restructuring charges, end of quarter	$3,171	$—

Upon completion of the conversion, the Justice chain, which had 335 stores as of the end of the third fiscal quarter, is expected to have more than 900 stores nationwide. We do not plan to operate any Limited Too stores in the United States after the conversion, but intend to continue selling Limited Too branded product at select Justice stores.
12. Legal Proceedings
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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a First Amendment Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a First Amended Consolidated Complaint and on October 3,

2008, the lead plaintiff filed an Amended Consolidated Complaint. On November 17, 2008, a Motion to Dismiss the Amended Consolidated Complaint was filed on behalf of all defendants.
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
Company Overview
Tween Brands, Inc. is currently the operator of two specialty retailing brands: Limited Too and Justice. Both of our brands target girls ages 7 to 14 (“tweens”). Limited Too, with stores located primarily in shopping malls, is a specialty retailer of high quality and fashionable apparel, accessories, footwear, lifestyle, licensed electronics and girlcare products for fashion-aware, trend-setting tween girls. Limited Too customers are active, creative and image-conscious girls. They enjoy shopping and describe themselves as “fun” and “cool.” They want a broad assortment of merchandise to compliment their range of wearing occasions, including school, leisure activities and special functions. To accommodate this, we continually update our merchandise assortment, which includes non-apparel merchandise, such as jewelry, toiletries, cosmetics, electronics, toys, games and candy — basically, anything she views as part of her world. Through our Limited Too website (www.limitedtoo.com) and catazine (catalog within a magazine format), we offer our Limited Too customers a product array similar to our in-store assortment, and also carry exclusive web-only offerings. Additionally, we operate 33 internationally licensed Limited Too stores under various partnerships in the Middle East, Scandinavia and Russia as of quarter-end.
Justice, launched in January 2004, is our value-conscious specialty retail brand offering fashionable apparel, accessories and lifestyle items for tween girls. Our Justice stores are currently located primarily in power centers, off-mall retail locations designed to draw customers intent on apparel shopping. The Justice fashion assortment contains a large selection of basic items as well as the latest fashion our girl is looking for. Justice stores also offer tween girls the opportunity to be a rock star or princess for a day through their in-store parties offering moms and girls a one-stop shop for birthdays or special events. Justice stores are fun, inviting, interactive places to shop with bright, colorful lighting and unique fixtures highlighting the merchandise assortment. Through our Justice website (www.shopjustice.com), which debuted in July 2008, and catazine, we offer our Justice customers a product array similar to our in-store assortment, and also carry exclusive web-only offerings.
Conversion to Justice
During the third fiscal quarter in 2008, we announced plans to convert approximately 560 Limited Too stores across the country to our more value-oriented Justice brand to improve profitability. Following several years of record growth and earnings, fiscal 2007 began to show signs of the challenges ahead and the results for the first and second fiscal quarters of 2008 confirmed our need for change. Our results for the first three fiscal quarters of the year were impacted by negative comparable store sales at Limited Too and an overall inability to leverage increasing costs in this sluggish economy. Our current infrastructure has been strained by the duplicative costs associated with the task of differentiating our two brands — both of which are selling to essentially the same customer. We also believe that the highly challenging conditions of today’s current economic environment may persist for the foreseeable future, causing customers to put value at the top of their list of key factors when deciding where to shop. Therefore, we made the decision to convert all U.S. stores to Justice and to eliminate the redundant costs associated with maintaining both Limited Too and Justice stores. As we continue to see our moms struggle to respond to their daughters’ needs in this tough economy, we are confident that switching to the Justice brand is the appropriate course for the future success of Tween Brands.
By converting to a single store brand, we intend to streamline operations and maximize cost savings while still remaining our girls’ favorite place to shop. We have already combined the strong talent we had at Limited Too and Justice into one team to support our brands and now the new Justice will offer the best that both brands has to offer. We plan to combine the quality and value-priced offerings consistently found at Justice with the hottest, fashion-

forward apparel offerings found at Limited Too. The price points will be at the historic Justice price range with the exception of the Limited Too branded offerings that will be found at approximately 200 of our best stores and through our e-commerce site. We realize that converting Limited Too customers to the Justice brand is paramount. We are confident in our ability to be successful in this conversion because we listened closely to our customers and believe this shift was needed to address their needs.
Throughout the conversion, our approach to attract and retain customers will include point-of-sale events, continuation of our loyalty programs, web-based communications and the use of our direct marketing campaigns. In January 2009, we will be using our catazines to communicate with all of our customers. These catazines will tell our Limited Too customers that Justice is the new Limited Too and that we are transforming the style, sophistication and quality she knows and loves into the Justice brand to offer her better value. To our Justice customers, we will communicate that the Justice brand will now be offering even more great style, fashion and quality for less and will be in many more locations. In February, we plan to throw a brand launch party which will include in-store parties, invitations, gifts for our girls, branded balloons and candy. Tween girls love parties and we are going to do everything we can to generate excitement in the stores for the girls.
Performance Overview
The results of the third fiscal quarter of 2008 reflect the challenging state of the macro-economic environment and our difficulty generating sales and sustaining top line growth in this environment. Sales and earnings results continued to disappoint through the third fiscal quarter of 2008, reconfirming the need to focus on our value-based store brand, Justice. Total sales for the third fiscal quarter declined 3% over the third fiscal quarter of 2007. Negative comparable store sales of 11%, a decrease in margin rates, the inability to leverage occupancy expenses and a restructuring charge of $11.5 million resulted in operating income for the third fiscal quarter of 2008 of $1.8 million or $19.4 million below last year’s operating income of $21.2 million. The comparable store sales decline of 11% was comprised of a negative 13% at Limited Too and a negative 4% at Justice.
The incredibly challenging economic pressures facing our business today are being experienced across the country and around the globe. Due to our inability to leverage many of our fixed costs, most notably our store occupancy costs, we have been especially hard hit. As our “number of transactions per average store” statistic confirms, customers no longer appear to be just trading down in their apparel shopping by choosing lower price or sale items. Instead, they appear to be cutting back on shopping overall.
Merchandise Review
At both Limited Too and Justice, average stores sales across virtually all departments showed a decline. The largest of these decreases were seen in the ready-to-wear category, with outerwear and dresses performing poorly. Active bottoms, and most notably active pants, underperformed as compared to last year as well. These declines contributed heavily to the top line sales miss. On a positive note, the accessories category at Limited Too and the footwear category at Justice both posted positive average store sales. Lifestyle products performed consistently between the two brands and showed strong average store sales increases, which continue to be driven mainly by the sale of WebkinzTM. At Limited Too, lifestyles represented 11% of total sales, an increase from 9% of total sales in the third fiscal quarter of 2007. At Justice, lifestyles represented 10% of total sales, an increase from 9% of total sales in the third fiscal quarter of 2007. At Limited Too, total hanging represented 71% of total sales, a decrease from 73% of total sales in the third fiscal quarter of 2007. At Justice, total hanging represented 73% of total sales, a decrease from 74% of total sales in the third fiscal quarter of 2007.
Financial Summary
Net sales for the fiscal quarter ended November 1, 2008 were $254.3 million, a decrease of $6.6 million, or 3%, from $260.9 million in the third fiscal quarter of 2007. Gross income in the third fiscal quarter of 2008 was $85.6 million, a decrease of $8.3 million, or 9%, from $93.9 million in the third fiscal quarter of 2007. Operating income decreased $19.4 million from operating income of $21.2 million in the third fiscal quarter of 2007 to $1.8 million in the third fiscal quarter of 2008. Net income decreased $13.8 million from net income of $13.0 million in the third fiscal quarter of 2007 to net loss of $0.8 million in the third fiscal quarter of 2008. Earnings per diluted share decreased $0.49 from earnings per diluted share of $0.46 in the third fiscal quarter of 2007 to loss per diluted share of $0.03 in the third fiscal quarter of 2008.
Net sales for the year-to-date period ended November 1, 2008 were $729.1 million, an increase of $31.2 million, or 4%, from $697.9 million for to the same period of 2007. Gross income was $233.8 million for the year-to-date period of 2008, a decrease of $13.2 million, or 5%, from $247.0 million for the same period of 2007. Operating income decreased $40.4 million from operating income of $41.4 million for the comparable period of 2007, resulting in an operating income of $1.0 million for the year-to-date period of 2008. Net income decreased $30.8 million from net income of $27.6 million for the year-to-date period of 2007, resulting in a net loss of $3.2 million for the year-to-date period of 2008. Earnings per diluted share decreased $1.04 from earnings per diluted share of $0.91 in the same period of 2007, resulting in a loss per diluted share of $0.13 for the year-to-date period of 2008.
Summarized operational data for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007 is presented below:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	November 1,	November 3,	%	November 1,	November 3,	%
	2008	2007	Change	2008	2007	Change
Net sales (millions) (1)	$254.3	$260.9	-3%	$729.1	$697.9	4%

Comparable store sales (2)	-11%	4%		-7%	2%
Net store sales per average gross square foot (3)	$65.0	$74.4	-13%	$191.2	$210.0	-9%
Net store sales per average store (thousands) (4)	$272.8	$311.4	-12%	$800.4	$875.0	-9%

Average store size at period end (gross square feet)	4,178	4,157	0%	4,178	4,157	0%
Total gross square feet at period end (thousands)	3,864	3,467	11%	3,864	3,467	11%
Store inventory per gross square foot at period end (5)	$30.8	$33.5	-8%	$30.8	$33.5	-8%
Store inventory per store at period end (thousands) (5)	$128.5	$139.4	-8%	$128.5	$139.4	-8%

Number of stores:
Beginning of period	895	786		842	722
Opened	30	51		87	119
Closed	—	(3)		(4)	(7)

End of period	925	834		925	834

Limited Too stores remodeled	2	6		24	28
Justice stores remodeled	—	—		—	—

Number of Limited Too stores	590	588		590	588
Number of Justice stores	335	246		335	246

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; deferred revenue; international revenue and partner advertising revenue.

(2)	A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation.

(3)	Net store sales per average gross square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(4)	Net store sales per average store is the result of dividing net store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes store and distribution center inventory net of estimated shrink.

The following table compares components of the Consolidated Statements of Operations as a percentage of net sales at the end of each period:

	Thirteen Weeks		Thirty-Nine Weeks
	Ended		Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	66.3%	64.0%	67.9%	64.6%

Gross income	33.7%	36.0%	32.1%	35.4%
Store operating, general and administrative expenses	28.4%	27.9%	30.3%	29.5%
Restructuring charge	4.6%	0.0%	1.7%	0.0%

Operating income	0.7%	8.1%	0.1%	5.9%
Interest income	(0.2)%	(0.3)%	(0.2)%	(0.4)%
Interest expense	0.9%	0.6%	0.9%	0.3%

(Loss) / Earnings before income taxes	0.0%	7.8%	(0.6)%	6.0%
(Benefit from) / Provision for income taxes	0.3%	2.8%	(0.2)%	2.0%

Net (loss) / income	(0.3)%	5.0%	(0.4)%	4.0%

Net Sales
Net sales for the third fiscal quarter of 2008 decreased 3% from the third fiscal quarter of 2007. This was primarily driven by an 11% decrease in comparable store sales, partially offset by the additional sales from the 91 net new stores added since the third fiscal quarter of 2007. Net sales for the year-to-date period ended November 1, 2008 increased 4% from the comparable period of 2007. This was driven by the additional sales from the 91 net new stores added since the third fiscal quarter of 2007, partially offset by a 7% decrease in comparable store sales.
The following summarized sales data compares the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	November 1,	November 3,	%	November 1,	November 3,	%
	2008	2007	Change	2008	2007	Change
Average dollar value of unit sold at retail (“AUR”) (1)	$11.90	$12.60	-6%	$11.38	$12.48	-9%
Average number of units per transaction (“UPT”) (2)	4.80	4.45	8%	4.49	4.39	2%
Average dollar sales value per transaction (“ADS”) (3)	$57.10	$56.12	2%	$51.12	$54.79	-7%
Number of transactions per average store (4)	4,803	5,558	-14%	15,718	16,049	-2%
Sales from transactions over $50 (% of total sales)	80.5%	77.2%		75.4%	77.2%
Transactions over $50 (% of total transactions)	43.8%	41.5%		37.5%	40.2%

(1)	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars for the period by the number of units sold during the period.

(2)	Average number of units per transaction is the result of dividing the number of units sold in the period by the number of store transactions.

(3)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(4)	Number of transactions per average store is the result of dividing the total number of transactions for the fiscal period by the average store count, which reflects the impact of opening and closing stores throughout the period.
As shown in the table above, UPT increased 8% and AUR decreased 6% during the third quarter, yielding an increase in ADS of 2% for the quarter. For the year-to-date period, UPT increased 2% and AUR decreased 9%, yielding a decrease in ADS of 7%. For the quarter, the increase in ADS was more than offset by a 14% decrease in average store transactions, driving our 11% decrease in comparable store sales. For the year-to-date period, the decline in ADS was worsened by a 2% decrease in average store transactions for the first thirty-nine weeks of 2008, driving our 7% decrease in comparable store sales. It should be noted that our average store sales are growing more slowly than our comp store sales primarily due to the number of store openings at our Justice brand. These Justice stores tend to open at volumes below our average store volume, and have historically had significant volume increases in the second and third years.
Gross Income
Internally, we analyze gross income by splitting it into two components, internal gross income (gross income excluding buying and occupancy costs) and buying and occupancy costs. Internal gross income is composed of our more variable cost components of gross income, while our buying and occupancy costs are predominantly fixed in nature. Gross income for the third fiscal quarter of 2008 was $85.6 million, $8.3 million less than the third fiscal quarter of 2007 as shown in the table below (in thousands, except basis point amounts):

			Q3 2008 vs. Q3 2007	Q3 2008 vs. Q3 2007
			Dollar change	Change in bps
	Q3 2008	Q3 2007	favorable/(unfavorable)	favorable/(unfavorable)
Changes in:
Internal Gross Income	$148,697	$153,560	$(4,863)	(40)
Buying & Occupancy Costs	63,054	59,634	(3,420)	(190)

Gross Income	$85,643	$93,926	$(8,283)	(230)

The $4.9 million decrease in internal gross income can be explained by the 3% sales decline which included deferred revenue of $4.7 million related to our loyalty program, higher markdown volume and lower initial mark-up (“IMU”). The decrease in our internal gross income rate of 40 basis points as a percentage of net sales (“bps”) is primarily attributable to a higher markdown volume, mainly at Justice, as well as lower IMU driven by the relative growth of our Justice brand and by the higher proportion of non-apparel merchandise sales at both brands. Buying and occupancy costs increased $3.4 million over the third fiscal quarter of 2007, driven primarily by higher store occupancy expenses associated with new store additions at Justice and rent increases resulting from lease renewals with higher rates at Limited Too, partially offset by $2.0 million in payroll savings related to the restructuring.
Gross income for the year-to-date period ended November 1, 2008 was $233.8 million, $13.2 million less than the same period of 2007 as shown in the table below (in thousands, except basis point amounts):

			YTD 2008 vs. YTD 2007	YTD 2008 vs. YTD 2007
			Dollar change	Change in bps
	YTD 2008	YTD 2007	favorable/(unfavorable)	favorable/(unfavorable)
Changes in:
Internal Gross Income	$421,981	$417,676	$4,305	(200)
Buying & Occupancy Costs	188,211	170,684	(17,527)	(130)

Gross Income	$233,770	$246,992	$(13,222)	(330)

The net $4.3 million increase in internal gross income was primarily due to an $18.7 million, or 4%, improvement in overall sales, partially offset by the decline in our internal gross income rate, which translates to a $14.4 million decline. The decrease in our internal gross income rate of 200 bps is primarily attributable to a higher markdown rate at Limited Too and Justice, as well as lower initial mark-up (“IMU”) driven by the relative growth of our Justice brand and by the higher proportion of non-apparel merchandise sales at both brands. Buying and occupancy costs increased $17.5 million over the year-to-date period of 2007, driven primarily by higher store occupancy expenses associated with new store additions at Justice, rent increases resulting from lease renewals with higher rates at Limited Too, as well as increased Limited Too catazine costs from increased circulation.
Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in store operating, general and administrative expenses (see “Store Operating, General and Administrative Expenses”).

Store Operating, General and Administrative Expenses
Store operating, general and administrative expenses decreased $0.4 million, but increased 50 bps, from the third fiscal quarter of 2007. The change is outlined in the table below (in thousands, except basis point amounts):

	Q3 2008 vs. Q3 2007
	favorable/(unfavorable)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$(3,188)	(170)
Home office	3,633	120
Marketing	(688)	(30)
Distribution center	777	30
Other	(111)	—

Total change	$423	(50)

Store payroll and operating expenses for the quarter increased 7% in dollars from the third fiscal quarter of 2007, driven by the net addition of 91 stores. Home office expenses for the quarter decreased, mainly driven by lower compensation expenses from associate departures in conjunction with the restructuring, as well as lower incentive compensation and recruiting expenses. Marketing expenses for the third fiscal quarter of 2008 increased over the third fiscal quarter of 2007 due to increased catazine circulation at Justice. Distribution center costs decreased from the third fiscal quarter of 2007 due to increased efficiencies. The increase of 50 bps is mainly due to our inability to leverage store payroll and operating expenses.
On a year-to-date basis, store operating, general and administrative expenses increased $15.7 million, or 80 bps, as compared to the year-to-date period ended November 3, 2007. The increase is outlined in the table below (in thousands, except basis point amounts):

	YTD 2008 vs. YTD 2007
	favorable/(unfavorable)
	in dollars	in bps
Changes in:
Store payroll and operating expenses	$(16,546)	(140)
Home office	3,971	100
Marketing	(4,524)	(50)
Distribution center	856	10
Other	586	—

Total change	$(15,657)	(80)

Store payroll and operating expenses for the year-to-date period of 2008 increased 13% in dollars from the year-to-date period of 2007, driven by the net addition of 91 stores. Home office expenses for the year-to-date period decreased, mainly driven by payroll saves from the restructuring, lower incentive compensation expenses, stock based compensation credits from executive departures and decreased consulting expenses. Marketing expenses for the year-to-date period of 2008 increased over the year-to-date period of 2007 due to a WebkinzTM mailer and increased catazine circulation at Justice, and one additional spring mini book at Justice. The increase of 80 bps is mainly due to our inability to leverage store payroll and operating expenses.
Interest Expense/Income
Interest income is earned on investments in money market securities, variable rate demand notes and short-term, highly liquid, tax free municipal bonds. Interest expense is driven mainly by the interest payments on our long-term debt. For the third fiscal quarter of 2008, net interest expense amounted to $1.8 million versus net interest expense of $0.8 million for the third fiscal quarter of 2007. The increase in net interest expense of $1.0 million in 2008 was attributable to interest expense on our long-term debt, a lower investment balance and lower interest rates earned on our investments.
For the year-to-date period ended November 1, 2008, net interest expense amounted to $5.5 million versus net interest income of $0.8 million for the same period of 2007. The increase in net interest expense of $6.3 million in

2008 was attributable to interest expense on our long-term debt, a lower investment balance and lower interest rates earned on our investments.
Income Taxes
The income tax expense for the third fiscal quarter of 2008 exceeded earnings before income tax causing the effective tax rate to be greater than 100%. This was an increase from the third fiscal quarter of 2007 effective tax rate of 36.3%. This was the result of a low earnings before income tax amount which materially impacted the cumulative catch-up of taxes from the first and second fiscal quarters of this year, declines in the value of our company owned life insurance policies, which are not tax deductible, and the distribution of income and losses among the state taxing jurisdiction in which we operate.
The effective tax rate for the year-to-date period ending November 1, 2008 was 28.3%, a decrease from the similar period of 2007 effective tax rate of 34.7%. This was the result of loss before income tax, along with the impact of our company owned life insurance policies which are not tax deductible, and the distribution of income and losses among the state taxing jurisdictions in which we operate.
Financial Condition
In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures, operating margins and investment activities to be key metrics in determining financial health. We were able to finance all capital needs with existing working capital and cash generated from operations, while still ending the quarter with $64.4 million in cash and short-term investments.
During the third quarter of fiscal 2007, we borrowed $175.0 million under a term loan (the “Term Loan”), which was used to repurchase nearly 6.2 million shares of our outstanding common stock.
Liquidity and Capital Resources
     We are committed to a cash management strategy that maintains enough liquidity to support the operations of the business and withstand unanticipated business volatility. We believe cash generated from operations, together with current levels of cash equivalents, short-term investments and credit availability, will be sufficient to maintain ongoing operations, support seasonal working capital requirements and fund capital expenditures related to projected business growth. However, our liquidity position is subject to economic conditions and their impact on a variety of factors, including consumer spending. We may experience continued declines in consolidated comparable store sales or experience other events that negatively affect our operating results, financial condition or liquidity. If our consolidated comparable store sales drop significantly for an extended period, or we falter in execution of our business strategy, we may not achieve our financial performance goals, which could impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under our revolving credit facility, which could force us to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.
At the end of the third fiscal quarter of 2008, our working capital (defined as current assets less restricted assets and current liabilities) was $127.5 million, down from $141.0 million on February 2, 2008. The decrease was primarily due to the funding of $57.4 million in capital expenditures, less cash on hand due to decreased sales, and $5.9 million of cash used in the first fiscal quarter of 2008 for the one-time settlement payment required to complete the ASR. These items were partially offset by a cash inflow from the sale of investments. Under our current May 2007 Board authorization we may repurchase up to an additional $142.3 million of our common stock, however there can be no assurance we will repurchase any additional shares.

The table below summarizes our working capital position and capitalization (in thousands):

	November 1,	February 2,
	2008	2008
Working Capital (as defined above)	$127,463	$141,005

Capitalization:
Debt	175,000	175,000
Shareholders’ equity	190,157	194,999

Total capitalization	$365,157	$369,999

Amounts available under the credit facility	$99,285	$98,856
Letters of credit outstanding under the credit facility	$715	$1,144
Restricted assets	$1,247	$1,295
Our working capital decreased from year-end, but our overall liquidity was in-line with the apparel industry average as shown below. Additionally, we borrowed $175.0 million in the third fiscal quarter of 2007 under a Term Loan for the purposes of repurchasing our outstanding common stock, which resulted in a current ratio and debt-to-equity ratio as shown below:

	Tween Brands, Inc.		Apparel
	November 1, 2008	February 2, 2008	Industry *	S&P 500
Current Ratio	2.0	2.1	2.2	1.2
Debt/Equity Ratio	0.9	0.9	0.4	1.2

*	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN © Money
Our liquidity is enhanced by our unsecured $275.0 million credit agreement (the “credit facility”), which was entered into in September 2007 and replaced the October 2005 credit facility. The credit facility provides for a $100.0 million revolving line of credit, which can be increased up to $150.0 million at our option under certain circumstances and subject to the approval of our lenders, as well as the $175.0 million Term Loan discussed in Note 2 to our Consolidated Financial Statements. Our credit facility contains certain financial covenants. As of November 1, 2008 we are in compliance with all of our financial covenants. Our failure to comply with these covenants could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows. The alternatives available to us if in default of our covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, obtaining a new credit agreement with another bank or group of lenders, which may contain different terms or seeking additional equity financing.
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
As discussed in Note 2 to our Consolidated Financial Statements, our interest payments are calculated on a short-term variable LIBOR or Base rate of our choosing under the terms of the loan. We have elected to use the 3-month LIBOR. In December 2007, we entered into a swap contract in order to fix the interest rate payment on a portion of the long-term debt. Our cash flows are better matched to a fixed interest rate debt structure rather than a variable rate structure. We chose variable rate debt with a swap contract, versus traditional fixed rate debt, because of the increased flexibility surrounding the terms available under this type of financing.

Net Change in Cash and Cash Equivalents
The table below summarizes our net increase/(decrease) in cash and cash equivalents for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 (in thousands):

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2008	2007
Net cash provided by operating activities	$8,853	$35,596
Net cash provided by investing activities	11,550	14,195
Net cash used for financing activities	(4,986)	(55,516)

Net increase (decrease) in cash and cash equivalents	$15,417	$(5,725)

Cash Flows from Operating Activities
Net cash provided by operating activities amounted to $8.9 million for the year-to-date period ended November 1, 2008, a decrease of $26.7 million when compared to net cash provided by operating activities of $35.6 million for the same period of 2007. The table below outlines the changes in cash flow from operating activities during the thirty-nine week period (in thousands):

YTD 2008 vs YTD 2007
increase/(decrease)
Changes in cash flows from:
Net (loss)/income, net of non-cash expenses	$(21,223)
Accounts payable and accrued expenses	(13,145)
Income taxes	9,571
Inventory	8,430
Deferred compensation	(5,378)
Other long-term liabilities	(4,998)

Total change in cash flows from operating activities	$(26,743)

Net (loss)/income, net of non-cash expenses, decreased 43%. Cash used to liquidate accounts payable and accrued expenses increased due to the payment of certain items in accounts payable and accrued expenses at year end 2007, most notably incentive compensation, severance and payroll. The decreased use of cash for income taxes for the year-to-date period ended November 1, 2008 relative to the same period in 2007 is due primarily to our lower net income as compared to the year-to-date period in 2007. Cash used to purchase inventory was less in the year-to-date period ended November 1, 2008 versus the same period of 2007 mainly due to our continued efforts to achieve a cleaner and better-managed inventory position. Cash used for the deferred compensation plan increased due to payments made to certain covered employees upon their termination, slightly offset by proceeds received from our company-owned life insurance policy. Cash used for other long-term liabilities increased due to payment of prior year taxes payable in 2008.
Cash Flows from Investing Activities
Net cash provided by investing activities amounted to $11.6 million for the year-to-date period ended November 1, 2008, a decrease of $2.6 million from the $14.2 million provided during the same period of 2007. The table below outlines the changes in cash flow from investing activities during the thirty-nine week period (in thousands):

YTD 2008 vs YTD 2007
increase/(decrease)
Changes in cash flows from:
Investments	$(34,565)
Capital expenditures	28,960
Other	2,960

Total change in cash flows from investing activities	$(2,645)

We generated $67.2 million of cash in the year-to-date period ended November 1, 2008, by liquidating our marketable securities, a decrease of $34.6 million when compared to the $101.8 million generated in the same period of 2007. Our capital expenditures decreased over the thirty-nine week period ended November 1, 2008 as compared to the same period in 2007, due primarily to the home office building expansion expenditures in the first half of 2007.
Cash Flows used for Financing Activities
Net cash used for financing activities amounted to $5.0 million for the year-to-date period ended November 1, 2008, a decrease in the use of cash of $50.5 million from the $55.5 million used during the same period of 2007. The table below outlines the changes in cash flow from financing activities during the thirty-nine week period (in thousands):

YTD 2008 vs YTD 2007
increase/(decrease)
Changes in cash flows from:
Purchases of treasury stock	229,969
Proceeds from issuance of long-term debt	(175,000)
Change in cash overdraft position	1,011
Stock options and other equity changes	(5,450)

Total change in cash flows used for financing activities	$50,530

As discussed in Note 2 and Note 8 to our Consolidated Financial Statements, we borrowed $175.0 million in September 2007 under a Term Loan with the entire amount of the loan used to repurchase stock in accordance with our September 2007 Share Repurchase Program. We made a one-time $5.9 million settlement payment to complete our ASR in the first fiscal quarter of 2008. The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.3 million. During the year-to-date period ending November 1, 2008, no shares of common stock were repurchased. Additionally, no shares have been repurchased thus far in the fourth fiscal quarter of 2008. Refer to Item 2 of PART II of this Form 10-Q for further information.
Credit Facility
In September 2007, we entered into an unsecured $275.0 million credit facility, which replaced the October 2005 credit facility. The credit facility provides for a $100.0 million revolving line of credit, which can be increased up to $150.0 million at our option under certain circumstances and subject to the approval of our lenders, as well as the $175.0 million Term Loan. Refer to Note 2 to our Consolidated Financial Statements for further detail.
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
Capital Expenditures
We anticipate spending between $65.0 million and $70.0 million in fiscal 2008 for capital expenditures. We currently expect capital expenditures for fiscal 2009 to be between $10.0 million and $15.0 million. This will be primarily for new store construction and the remodeling of existing stores. We expect cash on hand, the routine liquidation of short-term investments and cash generated from operating activities to fund substantially all capital expenditures for 2008.
For a more complete discussion of our future capital expenditures, refer to our Annual Report on Form 10-K for the year ended February 2, 2008, as filed with the Securities and Exchange Commission on March 28, 2008 (the “Fiscal 2007 Form 10-K”).
Critical Accounting Policies and Estimates
The following policy supplements Revenue Recognition in our critical accounting policies and estimates as disclosed in our Fiscal 2007 Form 10-K. Additional critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our Fiscal 2007 Form 10-K.
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
•	Effectiveness of converting Limited Too stores to Justice stores;

•	Ability to convert Limited Too customers to the Justice brand;

•	Risk that the benefits expected from the brand conversion program will not be achieved or may take longer to achieve than expected;

•	Ability to grow or maintain comparable store sales;

•	Decline in the demand for our merchandise;

•	Ability to develop new merchandise;

•	The impact of competition and pricing;

•	Level of mall and power center traffic;

•	Effectiveness of expansion into new or existing markets;

•	Effectiveness of store remodels;

•	Availability of suitable store locations at appropriate terms;

•	Effectiveness of our brand awareness and marketing programs;

•	Ability to enforce our licenses and trademarks;

•	Ability to hire and train associates;

•	Ability to successfully launch a new brand;

•	A significant change in the regulatory environment applicable to our business;

•	Risks associated with our sourcing and logistics functions;

•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;

•	Currency and exchange risks;

•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;

•	Ability to comply with restrictions and covenants in our credit facilities;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;

•	The security of our computer network;

•	Outcome of various legal proceedings;

•	Impact of product recalls;

•	Acts of terrorism in the U.S. or worldwide; and

•	Other risks as described in other reports and filings we make with the Securities and Exchange Commission.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to interest rate risk primarily due to our debt. At November 1, 2008, $175.0 million was outstanding under the credit facility and appears on our balance sheet as long-term debt. As such, we are currently exposed to market risk related to changes in interest rates. Refer to Note 2 to our Consolidated Financial Statements for additional information regarding the credit facility. Additionally, we purchase investments with original maturities of 90 days or less and also hold investments with original maturities of at least 91 days but less than five years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. It is our policy to not enter into financial instruments for trading purposes.
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
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of fiscal 2008, certain changes in responsibility for performing internal control procedures occurred as a result of the restructuring of our business announced on August 12, 2008. Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated these changes in our internal control over financial reporting and believes we have taken the necessary steps to establish and maintain effective internal controls over financial reporting.
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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a First Amended Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a First Amended Consolidated Complaint and on October 3, 2008, the lead plaintiff filed an Amended Consolidated Complaint. On November 17, 2008, a Motion to Dismiss the Amended Consolidated Complaint was filed on behalf of all defendants.
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
Item 1A. Risk Factors.
The following risk factors supplement or amend our Risk Factors as disclosed in our Fiscal 2007 Form 10-K.
Ability to comply with restrictions and covenants in our credit facilities
Our credit facility contains certain financial covenants with which we are required to comply. These covenants require us to maintain certain coverage and leverage ratios, and also restrict our ability to incur additional debt. Our failure to comply with these covenants could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We may be adversely affected by the general economic conditions and the current financial crisis
Our performance and operating results are impacted by the relative condition of the U.S. and world economy. The macro-economic environment has been highly volatile due to a variety of factors, including but not limited to, the deterioration of the housing market, lack of credit availability, rising fuel and energy prices, unstable interest rates, inflation fears, unemployment concerns, increasing consumer debt, significant stock market volatility and recession. These economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations and continued growth. In addition, the current credit crisis is causing a significant negative impact on businesses around the world. The impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Any or all of these factors, as well as other unforeseen factors, could have a material adverse impact on consumer spending, our availability to get credit, our results of operations, liquidity, financial condition and stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table illustrates our purchases of equity securities during the third quarter of fiscal 2008 and the maximum dollar value of shares that may yet be purchased under the Board authorized share repurchase program:

			Total Number of	Maximum Dollar Value
	Total Number	Average	Shares Purchased as	of Shares that May
	of Shares	Price Paid	Part of Publicly Announced	Yet be Purchased Under
Period	Purchased	per share	Plans or Programs	the Plans or Programs
August (August 3, 2008 through August 30, 2008)	0	$0	0	$142,311,276

September (August 31, 2008 through October 4, 2008)	0	$0	0	$142,311,276

October (October 5, 2008 through November 1, 2008)	0	$0	0	$142,311,276

Total	0	$0	0	$142,311,276

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
Date: December 5, 2008