Form 10-K
period 2009-01-31
TWEEN BRANDS, INC.
filed 2009-03-31
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant at August 2, 2008 was $338,073,973. There were 24,820,850 shares of the Registrant’s common stock outstanding at March 25, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our proxy statement for the Annual Meeting of Stockholders scheduled for May 21, 2009 are incorporated by reference into Part III.

TWEEN BRANDS, INC.

(This Page Intentionally Left Blank)

PART I
Item 1. Business.
The Company
Tween Brands, Inc. (referred to herein as “Tween Brands,” the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the operator of two specialty retailing brands: Limited Too and Justice. Both of our brands target girls who are ages 7 to 14 (“tweens”). We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of Limited Brands, Inc. (“Limited Brands”), formerly The Limited, Inc. In connection with the spin-off, we entered into various agreements regarding certain aspects of our relationship with Limited Brands, some of which are ongoing to this day. Since the spin-off, we have operated as an independent, separately traded, public company, currently traded on the New York Stock Exchange under the symbol “TWB”. In July 2006, we changed our corporate name from Too, Inc. to Tween Brands, Inc. to better reflect our identity and our dedication to serving tweens.
Our History
Limited Too was established in 1987 as a department within the “The Limited” division of Limited Brands. At various times during our initial years of operations we sold apparel for young girls, toddlers and infants, eventually emerging as a stand-alone division of Limited Brands. By 1996 the brand had expanded from the two original stores to 288 stores. That same year, a new management team led by our current Chief Executive Officer and Chairman of the Board of Directors, Michael Rayden, recognized that tweens had their own emerging sense of style. The management team revised the strategy to focus solely on young girls, ages 7 to 14, as our target customer group.
In 2004, Tween Brands expanded into the international marketplace. We formed a relationship with Alshaya Trading Co. WLL., a leading name in international retailing, to operate stores in Kuwait, United Arab Emirates, Jordan, Qatar Bahrain and the Kingdom of Saudi Arabia. In 2007, we entered into a new relationship with Family Invest AB, to operate stores in Scandinavia. In 2008, we formed a relationship with Moneks, to operate stores in Russia.
We opened our first Justice store in January of 2004 in Columbus, Ohio at the Polaris Town Center. Justice is similar to Limited Too in quality, style and target customer, but at a lower price point, which appeals to our more value-conscious customers.
In August 2008 we announced our plan to transition our Limited Too stores to our more value-oriented Justice store brand in order to drive growth and profitability. As of January 31, 2009, all of our international partners have agreed to transition to the Justice store brand.
Our Girl
The number one focus at Tween Brands is our girl. Obtaining a thorough understanding of her wants and needs is essential to our continued success. Our customers are active, creative and image-conscious girls. They enjoy shopping and describe themselves as “fun” and “cool.” They want a broad assortment of merchandise to complement their ever-changing personalities and schedules. As such, we continually update our assortments for our girl, which include clothes for school and special occasions or just lounging with her friends in her room. We also offer her an array of non-apparel merchandise, such as jewelry, toiletries, cosmetics, electronics, toys, games and candy — basically, anything she views as part of her world.
Over the past 20 years, we have gathered a significant amount of information pertaining to the households where our girl lives. We maintain this information in a database and use it to better serve our girl and her mom by delivering creative and intriguing offers to them throughout the year. We target these households with direct mailers, including catazines and postcards, in an effort to stimulate interest and generate future purchases.

Our Brands
Limited Too was our original brand consisting of high quality apparel, accessories, footwear, lifestyle, licensed electronics and girlcare products for fashion-aware, trend-setting tween girls. While our stores will be converting to the Justice brand, a select number will still offer Limited Too merchandise.
Beginning February 1, 2009, Justice became our primary specialty retail store brand offering fashionable sportswear, key accessories, lifestyle items and select Limited Too merchandise for tween girls. Justice celebrates tween girls at a more value-conscious price point and contains a large proportion of basic items, as well as the latest fashions for our girl.
Justice merchandise includes:
•	apparel, such as jeans and other pants, skirts, shorts, knit tops, graphic tee shirts, dresses and outerwear;
•	accessories, such as bags, belts, hats, coin purses, backpacks, jewelry, hair ornaments, and legwear;
•	footwear, such as casual shoes, boots, flip flops and slippers;
•	lifestyle products, such as bedroom furnishings, music, stationary, candy, party favors, electronics and web based toys;
•	swimwear, underwear, bras and sleepwear; and
•	select Limited Too merchandise.
We also maintain a website, www.shopjustice.com, to offer our girls another alternative to in-store shopping. A product assortment similar to the one carried at our stores, with the addition of web-only styles, can be purchased through this website.
Conversion to One Brand
During the third fiscal quarter in 2008, we announced plans to convert all Limited Too stores across the country to our more value-oriented Justice store brand. Following several years of record growth and earnings, fiscal 2007 began to show signs of the challenges ahead and the results for the first and second fiscal quarters of 2008 confirmed our need for change. Our results for the year were impacted by negative comparable store sales at Limited Too and an overall inability to leverage increasing costs in this sluggish economy. Our infrastructure had been strained by the duplicative costs associated with the task of differentiating our two brands — both of which were selling to essentially the same customer. We also believed that the highly challenging conditions of today’s current economic environment would persist for the foreseeable future, causing customers to put value at the top of their list of key factors when deciding where to shop. Therefore, we made the decision to convert all U.S. stores to Justice and to eliminate the redundant costs associated with maintaining both the Limited Too and Justice store brands. As we continue to see our moms struggle to respond to their daughters’ needs in this tough economy, we are confident that switching to the Justice brand is the appropriate course for the future success of Tween Brands.
By converting to a single store brand, we intend to streamline operations and maximize cost savings while still remaining our girls’ favorite place to shop. We have already combined the strong talent we had at Limited Too and Justice into one team to support our brands and now the new Justice will offer the best that both brands have to offer. We plan to combine the quality and value-priced offerings consistently found at Justice with the hottest, fashion-forward apparel offerings found at Limited Too. The price points will be at the historic Justice price range with the exception of the Limited Too branded offerings that will be found at our stores and through our e-commerce site. We realize that converting Limited Too customers to the Justice brand is paramount. We are confident in our ability to be successful in this conversion because we listened closely to our customers and believe this shift was necessary to address their needs.

Throughout the conversion, our approach to attract and retain customers will include point-of-sale events, continuation of our loyalty programs, web-based communications and the use of our direct marketing campaigns. In January 2009, we used our catazines to communicate with our customers. These catazines told our Limited Too customers that Limited Too is now Justice and that we are transforming the style, sophistication and quality she knows and loves into the Justice brand to offer her better value. To our Justice customers, we communicated that the Justice brand will now be offering even more great style, fashion and quality for less and will be in many more locations. In February, we held a brand launch party which included 40% off the entire store, gifts for the girls, purchase-with-purchase offerings and an exciting sweepstakes opportunity. Tween girls love parties and we are going to do everything we can to generate excitement in the stores for the girls.
Amended Credit Facility
On February 23, 2009, we amended the terms and conditions of our credit facility to provide for an easing of the original leverage and coverage ratio financial covenants. Additionally, the facility will become secured by our assets and the undrawn revolving credit facility will be reduced from $100.0 million to a maximum of $50.0 million.
Pricing of the facility has been adjusted to reflect current market rates, resulting in an increase to LIBOR plus margin of 350 basis points from the previous margin of 80 basis points. Additionally, our annual capital investment levels, net of tenant allowances, are governed by the amendment, and we are restricted from paying dividends and repurchasing our own common stock.
While the maturity date of the facility remains at September 12, 2012, the Company is required to make monthly principal payments on the outstanding term loan in the amount of $500,000 payable on the last business day of February through December of each year beginning February 27, 2009. Consistent with the original term loan repayment schedule, the Company is required to make an $8.8 million principal payment at the end of each fiscal year commencing on or about January 29, 2010.
International
As of January 31, 2009, we had international franchise stores located in the following countries:

Geographic Location	Number of Stores

Kingdom of Saudi Arabia	18
United Arab Emirates	6
Kuwait	4
Qatar	2
Bahrain	1
Jordan	1
Russia	2
Sweden	1

Total	35

Product Development
We develop substantially all of our Limited Too and Justice brand apparel and add-on assortment through internal design groups. This allows us to create a vast array of exclusive merchandise under our proprietary brands, while bringing our products to market expediently. Additionally, our current season merchandise is sold exclusively in our stores to control the presentation and pricing of our merchandise while providing a high level of customer service.
Sourcing
Merchandise is sourced through external sourcing partners and vendors as well as Tween Brands’ own Asia-based sourcing offices. During fiscal 2008, we purchased merchandise from approximately 250 suppliers, down from approximately 270 in fiscal 2007. Our largest external supplier is Li & Fung Limited, which provided 16% of all merchandise purchases in fiscal 2008, an increase from 14% in fiscal 2007. Our next largest external supplier, Ganz, Inc., the supplier of Webkinz™ products, supplied 9% of all merchandise purchased in fiscal 2008, up from 5% in 2007. Mast Industries, Inc., also supplied 9% of all merchandise purchases in fiscal 2008, a decrease from 12% in fiscal 2007.

Tween Brands’ two direct sourcing offices supplied 29% of our total purchases in fiscal 2008, as compared to the 25% penetration achieved in fiscal 2007. The offices located in Hong Kong and South Korea — established in 2002 and 2006, respectively — engage in the contract manufacturing of both apparel and non-apparel merchandise. In fiscal 2009, our goal is to continue to increase our direct sourcing penetration to source as much as 60% of total merchandise purchases. To accomplish this goal, the offices will continue to target core merchandise categories and ensure our sourcing base provides a cost-effective, quality product that is competitive with the external suppliers. We feel we have a good mix of internal and external sourcing to enable us to keep our product costs at our desired level, while retaining the benefits and flexibility of external sourcing relationships.
We source a significant amount of our merchandise from foreign contract manufacturers and importers located primarily in the Pacific Rim. We do not have long-term merchandise supply contracts, and most of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Additionally, as we may enter into contracts in advance of the selling season, we are subject to shifts in demand for our products. Our business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, local business practices and other political issues.
Distribution
We operate our own 470,000 square foot distribution center in Etna Township, Ohio. We distribute all of our store merchandise from this center. Over the last several years, we have upgraded and expanded the automation within the distribution center to support store growth, improve efficiencies and defer future expansion. For our direct channel business, we utilize a third party service provider to fulfill orders and ship merchandise to our online and catazine customers.
Inventory Management
Our approach to inventory management emphasizes rapid turnover of a broad assortment of merchandise and taking markdowns to keep merchandise fresh and current with fashion trends. Our policy is to maintain sufficient quantities of inventory on hand in our retail stores and distribution center in order to offer customers a full selection of current merchandise.
Seasonality
The retail apparel market has two principal selling seasons, spring (the first and second quarters) and fall (the third and fourth quarters). As is generally the case in the apparel industry, we experience our peak sales activity during the fall season. This seasonal sales pattern results in increased inventory during the back-to-school and holiday selling periods. During fiscal 2008, the highest inventory level was $137.5 million at October month-end and the lowest inventory level was $83.2 million at December month-end driven by an aggressive fourth quarter promotional cadence to move units allowing for a cleaner transition to the single store brand, Justice.

Stores
At the end of fiscal 2008, we operated 914 stores, 34% of which are less than three years old. Our stores feature furniture, fixtures, lighting and music to create a shopping experience matching the energetic lifestyle of our girl. In order to keep the store atmosphere fresh, we reassess the layouts of our stores and reinvest in new formats to better highlight our merchandise. The table below shows the number of Limited Too and Justice retail stores we operated over the past five fiscal years:

	Fiscal Year
	2008	2007	2006	2005	2004

Number of stores:
Beginning of year	842	722	666	603	558
Opened	92	140	79	70	55
Closed	(20)	(20)	(23)	(7)	(10)

End of year	914	842	722	666	603

Stores remodeled	26	33	34	25	20
Total square feet at period end (thousands)	3,824	3,510	3,006	2,777	2,495
Average store size at period end (gross square feet)	4,184	4,169	4,163	4,170	4,138
Number of Limited Too stores (1)	576	582	563	574	568
Number of Justice stores (1)	338	260	159	92	35

(1)
For fiscal 2008, the number of Limited Too and Justice stores as of January 31, 2009 is based on historical classification. Currently, we have approximately 84% of our 912 stores displaying the Justice signage.

Additional information about our business, including revenues and profits for the last three years, is set forth under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
Trademarks and Service Marks
We own trademarks and service marks, including “Justice”, used to identify our merchandise and services. Many of these marks are registered with the U.S. Patent and Trademark Office. These marks are important to us, and we intend to, directly or indirectly, maintain and protect these marks and their registrations. However, we may choose not to renew a registration of one or more of our merchandise marks if we determine that the mark is no longer important to our business.
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

Competition
The sale of apparel, accessories and girlcare products through retail stores and e-commerce channels is a highly competitive business with numerous participants, including individual and chain fashion specialty stores, department stores, discount retailers and direct marketers. Depth of selection, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design, store location, advertising and customer services are all important factors in competing successfully in the retail industry. Additionally, factors affecting consumer spending such as interest rates, employment levels, taxation and overall economic conditions can materially affect our results of operations and financial condition.
Associate Relations
As of March 25, 2009, we employed approximately 12,200 associates (none of whom were parties to a collective bargaining agreement), approximately 8,850 of whom were part-time. Our staffing levels vary throughout the year with our peak periods being the back-to-school and holiday periods during the fall.
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
By adopting these five values, our associates display the culture and traditions of our organization to our customers, our shareholders, our community and each other.
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
The certifications of our Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report. We also filed without qualification with the New York Stock Exchange (“NYSE”) in 2008 the required certificate of our Chief Executive Officer certifying he was not aware of any violation by Tween Brands, Inc. of the NYSE corporate governance listing standards. On March 6, 2009, we received notification from the NYSE stating that the Company currently does not satisfy one of the NYSE’s continued listing standards. The NYSE noted specifically that the Company is “below criteria” because its average total market capitalization was less than $75 million over a 30 trading-day period. The Company has notified the NYSE of our intent to submit a plan that demonstrates how we will become compliant with continued listing standards within the required 18-months from receipt of the March 6, 2009 letter.

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

Number of weeks
Fiscal Year	Period Ending	in Fiscal Year
2008	January 31, 2009	52 weeks
2007	February 2, 2008	52 weeks
2006	February 3, 2007	53 weeks
2005	January 28, 2006	52 weeks
2004	January 29, 2005	52 weeks
Item 1A. Risk Factors.
The information contained or incorporated by reference in this Form 10-K contains various “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “believe,” “intend,” “expect,” “hope,” “risk,” “could,” “plan,” “pro forma,” “potential,” “predict,” “prospects,” “outlook,” “forecast” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2009 and beyond to differ materially from those expressed in the forward-looking statements.
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
•	economic conditions;
•	weather conditions;
•	changing fashion trends;
•	competition;
•	customer response to our conversion to the Justice store brand;
•	depth of our promotional activities;
•	new store openings in existing markets;
•	store remodeling and expansions;
•	customer response to our marketing programs;
•	procurement and management of merchandise inventory; and
•	development and growth of our Justice brand.

As a result of these factors, we may not achieve comparable store sales growth or we may have comparable store sales decline in the future. As comparable store sales are an important measurement, our common stock price may be materially affected by fluctuations in our comparable store sales performance.
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
We may be unable to compete successfully in our highly competitive segment of the retail industry
The tween retail apparel and accessories industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We also compete with direct marketers who, like us, target customers through catalogs, internet shopping capabilities and other distribution channels. At any time, new competitors may enter the market. Increased competition could result in pricing pressures, increased marketing expenditures and loss of our market share, all of which could have a material adverse effect on our financial condition and results of operations and cash flows.
Some of our competitors may have greater financial, marketing and other resources available to them. In many cases, our primary competitors are located in the same shopping centers as our stores thereby offering an alternative shopping experience to our customer, and in addition to competing for sales, we compete for favorable site locations and lease terms.
We depend on a high volume of mall and power center traffic to generate sales
Our stores are located in both shopping malls and power centers. Our sales depend, in part, on the high volume of traffic in those shopping areas. Our stores benefit from the traffic generated by the shopping area’s anchor tenants, generally large department and specialty stores. Mall and power center traffic, and consequently our sales volume, may be adversely affected by economic downturns in a particular area, competition from other retailers, success of retail centers where we do not have stores, and the closing of anchor tenants. In addition, a decline in the desirability of the shopping environment in a particular mall or power center or an overall decline in the popularity of mall and power center shopping among our target consumers could adversely impact mall or power center traffic. To the extent we experience a decline in traffic, our sales could decrease, and result in a decrease in our operating income.
Expansion into new and existing markets creates challenges
Expansion into new and existing markets may present competitive, design and distribution challenges that differ from our current challenges. These challenges include competition among our stores, diminished novelty of our store design and concept, added strain on our distribution center and additional information to be processed by our information systems. New stores in new markets, including international markets, where we are less familiar with the target customer and our brands are less well-known, may face different or additional risks and increased costs compared to stores operated in existing markets. Expansion into new markets could bring us into direct competition with retailers with whom we have no past experience as direct competitors. To the extent that we are not able to overcome these new challenges, our sales could decrease and our operating costs could rise.

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
The market for prime real estate is competitive
In order to optimize profitability, our strategy requires securing desirable retail lease space and opening stores in new and existing markets. We must choose store sites, execute favorable real estate transactions on terms that are acceptable to us, hire competent personnel and effectively open and operate these new stores. Plans to open new retail stores will depend in part on the availability of suitable store sites. Real estate costs and acquisition, construction and development costs could also impact our ability to open new retail stores.
Our future success depends upon brand awareness and the effectiveness of our marketing programs
Our future success depends upon our ability to effectively define, evolve and promote our brands. In order to achieve and maintain significant brand name recognition, we will need to invest in the development of our brands through various means, including customer research, advertising and promotional events, direct mail marketing, internet marketing and other measures. Certain external costs may be subject to price fluctuations such as increases in the cost of mailing, paper or printing catazines and other direct mail promotions. We can provide no assurance that the marketing strategies we implement and the investments we make will be successful in building significant brand awareness or attracting new customers.
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
In addition, our right to utilize the Limited Too brand is governed by an exclusive trademark and service mark licensing agreement with Limited Brands. The agreement is renewable annually, at our option. In return, we are required to provide Limited Brands with the right to inspect our stores and distribution facilities and to review our advertising. Limited Brands has the right to terminate the agreement under certain circumstances, specifically if:
•	we breach any of our obligations under the agreement and do not cure the breach within 60 days after receiving notice of the breach;
•	we become bankrupt or insolvent; or
•	we experience a change of control.
The agreement also restricts the way in which we use the licensed brand in our business. We may only use the brand name “Limited Too” in connection with any business in which we sell to our target customer group. Although we currently market only to tweens, our licensing agreement allows us to market to infants and toddlers as well.
If in the future we are unable to use the Limited Too brand, we will be forced to change our brand name used on some of our merchandise. Because a portion of our merchandise is currently sold under the Limited Too label, a name change might cause confusion for our customers and adversely affect our brand recognition and our sales. We may need to expend substantial resources, which we cannot estimate at this time, to produce new merchandise and to establish brand recognition.

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
We may not be able to sustain a growth rate consistent with our past and this could impact our ability to implement our business strategy
There is a risk that we may not be able to sustain our growth at a rate consistent with our past. Our future business prospects depend upon a number of factors, including our ability to:
•	convert former Limited Too customers to Justice;
•	find suitable markets and sites for our stores and negotiate leases on acceptable terms for those stores;
•	fulfill our plans to open new stores and remodel or expand existing stores;
•	continue to develop our sales channels, including our direct-to-consumer operations;
•	identify suitable franchise operators for our international expansion initiative;
•	maintain sufficient infrastructure to accommodate our business strategy, including maintaining high levels of customer service;
•	attract, train and retain qualified sales associates;
•	manage our inventory effectively, maintain sufficient distribution capacity and deliver our merchandise in a timely manner;
•	keep up with constantly shifting fashion trends and develop new and appealing merchandise; and
•	maintain continued success for our Justice brand.
We may require substantial capital expenditures to implement our business strategy, in particular the opening of new stores and/or remodeling or expansion of existing stores. If we do not generate sufficient cash flow from operations or if we are unable to obtain sufficient financing under our credit facility or from other sources on acceptable terms, we may be required to reduce our planned capital expenditures, which could have a material adverse effect on our growth prospects.
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
We can provide no assurance that we will develop a new concept or, if we do, that the new concept will grow or become profitable. If we attempt to develop and grow a new brand and do not succeed, this could adversely impact the continued success of our existing brands and our results of operations and cash flows.

Our business fluctuates on a seasonal basis
We experience seasonal fluctuations in our sales and operating income, with a disproportionate amount of our sales and operating income typically realized during our fourth quarter due to sales during the holiday shopping period. We also generate significant sales during the back-to-school period in the third quarter.
Seasonal fluctuations also affect our inventory levels. We typically order merchandise in advance of the peak selling periods and often before new fashion trends are confirmed by customer purchases. As such, we carry a significant amount of inventory before the holiday and back-to-school selling periods. Inaccurate forecasting and changing customer buying behaviors may result in excess inventory, which may lead to markdowns and inventory valuation adjustments.
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
We rely on foreign sources of production
We do not own or operate any manufacturing facilities directly. We depend on independent third parties for the manufacture of all of our merchandise. We source a large majority of our merchandise from foreign factories located primarily in East and Southeast Asia. We do not have any long-term merchandise supply contracts and purchase merchandise in U.S. dollars. We compete with many other companies for production facilities and import quota capacity. Many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of goods which may be imported into the United States from countries in that region. Changes in U.S. customs regulations may also occur unexpectedly and result in an overall increase in the cost of imported merchandise which may negatively impact our gross margins.
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
We source merchandise through our internal sourcing offices in Asia
Our offices in Asia engage in contract manufacturing, allowing us to bypass agents, brokers and middlemen and establish and develop direct relationships with manufacturers and reduce our sourcing costs. If we are unable to maintain these relationships, our selling margins may decrease which could negatively impact our profitability as a business. We intend to increase our direct sourcing efforts in the future; however, we can provide no assurance that this will happen or be profitable.

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
We are pursuing a strategy of international expansion
As of the end of the fiscal year, we had licensed stores in certain Middle Eastern and Scandinavian countries and Russia and intend to expand into other countries in the future. In addition to the general risks associated with doing business in foreign markets, as stated above, we run the risk of not being able to sustain our growth in these international markets or to penetrate new international markets in the future. As we penetrate these markets, there is increased risk of not fully complying with existing and future laws, rules and regulations of countries where we conduct business. As with any future business strategy, we can provide no assurance that our current and future international endeavors will be successful.
We will need to comply with existing and new laws and regulations that govern us
Various aspects of our operations are subject to federal, state or local laws, rules and regulations including, for example, the Sarbanes-Oxley Act of 2002 and the Internal Revenue Code. In addition, much of our merchandise is subject to various regulations promulgated by the U.S. Food and Drug Administration, the Federal Trade Commission and the U.S. Consumer Product Safety Commission. A significant change in the regulatory environment applicable to our operations or merchandise could increase our costs associated with compliance including increased product costs resulting from any new regulations. Further, if we expand our merchandise assortment or increase the number of our suppliers, it may become more difficult or costly to comply with existing and new regulations, which could reduce margins and profits.
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
We many not be able to comply with restrictions and covenants in our Amended Credit Facility
Our Amended Credit Facility contains certain financial covenants with which we are required to comply. These covenants require us to maintain certain coverage and leverage ratios, and also restrict our ability to incur additional debt, allow liens on our assets, pay or declare dividends or repurchase our common stock. Additionally, our annual capital investment levels are governed by the Amended Credit Facility. Our failure to comply with these covenants could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Amended Credit Facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We may be unable to service our debt
We may be unable to service the debt drawn under our Amended Credit Facility and/or any other debt we may incur. Additionally, the agreement related to such debt requires us to maintain certain financial ratios and limits our capital expenditures and the total amount we may borrow. The inability to service our debt could have a material adverse effect on our reputation, financial condition and results of operations, as well as affect our ability to borrow additional funds.
We may be adversely affected by the general economic conditions and the current financial crisis
Our performance and operating results are impacted by the relative condition of the U.S. and world economy. The macro-economic environment has been highly volatile due to a variety of factors, including but not limited to, the deterioration of the housing market, lack of credit availability, fuel and energy prices, unstable interest rates, inflation fears, unemployment concerns, increasing consumer debt, significant stock market volatility and recession. These economic conditions also impact levels of consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future. Consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and adversely impact our results of operations. In addition, the current credit crisis is causing a significant negative impact on businesses around the world. The impact of this crisis on our major suppliers and service providers cannot be predicted. The inability of key suppliers and service providers to access liquidity, or the insolvency of key suppliers or service providers, could lead to their failure to deliver our merchandise or respective services. Any or all of these factors, as well as other unforeseen factors, could have a material adverse impact on consumer spending, our availability to get credit, our results of operations, liquidity, financial condition and stock price.
We may not be able to successfully convert Limited Too stores and customers to the Justice brand
Our future success largely depends on our ability to convert Limited Too stores in the United States and their customers to our Justice brand in a manner that is minimally disruptive and satisfies our customers’ demands. Our failure to anticipate, identify or react appropriately and in a timely manner to conversion-related issues could lead to customer attrition, lower sales, missed opportunities, excess inventories and increased markdowns, which could have a material adverse impact on our business.

The benefits expected from the brand conversion program may not be achieved or may take longer to achieve than expected
In August 2008, we announced a multi-year conversion program as part of a major drive to enhance profitability and improve overall operating effectiveness. The key elements of our conversion program include: converting Limited Too stores in the United States to our Justice brand, organizational streamlining, and reduced marketing and store operation expenses. The estimated costs and charges associated with the conversion program may vary materially based on various factors, including the timing in execution of the conversion plan; outcome of negotiations with landlords and other third parties; inventory levels; and changes in our assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in not realizing all or any of the anticipated benefits of the restructuring program.
We may recognize impairment on long-lived assets
Our long-lived assets, primarily stores, are subject to periodic testing for impairment. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected future cash flows. Failure to achieve our future operating plans or generate sufficient levels of cash flow at our stores could result in impairment charges on long-lived assets, which could have a material adverse effect on our financial condition or results of operations.
Our common stock could be delisted from the New York Stock Exchange, which would adversely affect the liquidity and market price of our common stock
In addition to several other continued listing standards, the NYSE requires that issuers with securities listed on the NYSE, such as Tween Brands, maintain an average market capitalization, over a 30-day trading period, greater than $75.0 million. On March 6, 2009, the NYSE notified us that we were in not in compliance with this continued listing standard. We have 45 calendar days from receipt of the notice to respond to the NYSE’s non-compliance notification by submitting a business plan demonstrating how we will regain compliance with this standard within 18 months of receipt of the notice. We have notified the NYSE of our intent to submit a plan that demonstrates how we will become compliant with the above mentioned standard. If the NYSE does not accept the plan, we will be subject to suspension by the NYSE and delisting by the Securities and Exchange Commission. If the NYSE accepts the plan, we will be subject to quarterly monitoring for compliance with the plan. It is not certain that we would be able to successfully implement a plan within the 18-month time period allotted. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price of our common stock might be adversely affected.

Item 1B. Unresolved Staff Comments.
No such unresolved comments exist.
Item 2. Properties.
We own and operate our home office facilities in New Albany, Ohio and our distribution center in Etna Township, Ohio, which are approximately 15 miles apart. We own office space in Hong Kong and lease office space in Seoul, South Korea to support our international sourcing operations. Additionally, we acquired a 44-acre parcel of land adjacent to our home office in fiscal 2006 and completed a 60,000 square foot building addition connected to our existing New Albany, Ohio home office headquarters in late 2007.
As of January 31, 2009, we operated 914 stores, which are located primarily in shopping malls and off-mall power centers throughout the United States and leased directly from third parties. Our leases expire at various dates between 2009 and January 2020. In fiscal 2008, total store rent was $98.9 million. Minimum rent commitments under non-cancelable store leases as of January 31, 2009, totaled $93.8 million, $88.0 million, $81.7 million, $76.2 million and $70.6 million for fiscal years 2009 through 2013, respectively, and $215.1 million thereafter.
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

At January 31, 2009, we operated 914 stores in the United States and the commonwealth of Puerto Rico as shown below:

Geographic Location	Limited Too	Justice	Total
Texas	48	42	90
California	57	23	80
Florida	44	26	70
Pennsylvania	36	14	50
New York	29	16	45
Illinois	23	18	41
Ohio	22	19	41
New Jersey	21	15	36
Georgia	21	11	32
Michigan	20	12	32
North Carolina	15	11	26
Indiana	15	9	24
Tennessee	13	9	22
Virginia	15	7	22
Massachusetts	13	8	21
Missouri	12	7	19
Arizona	7	11	18
Alabama	10	7	17
Maryland	14	3	17
Colorado	9	7	16
Connecticut	11	5	16
Minnesota	12	4	16
Kentucky	11	3	14
Washington	8	6	14
Nevada	5	8	13
South Carolina	9	4	13
Wisconsin	9	4	13
Louisiana	9	2	11
Utah	5	5	10
Mississippi	5	3	8
Oklahoma	5	3	8
Arkansas	5	2	7
Iowa	4	3	7
Kansas	4	3	7
Oregon	3	3	6
Nebraska	3	2	5
New Hampshire	5	—	5
West Virginia	3	2	5
Delaware	4	—	4
Maine	2	1	3
New Mexico	2	—	2
North Dakota	2	—	2
Rhode Island	2	—	2
Idaho	1	—	1
South Dakota	1	—	1
Vermont	1	—	1
Puerto Rico	1	—	1

Total	576	338	914

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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a First Amended Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a First Amended Consolidated Complaint and on October 3, 2008, the lead plaintiff filed an Amended Consolidated Complaint. On November 17, 2008, a Motion to Dismiss the Amended Consolidated Complaint was filed on behalf of all defendants. On January 20, 2009, lead plaintiff filed an Opposition to Defendants Motion to Dismiss. On March 2, 2009, defendants filed a Reply in Support of the Motion to Dismiss.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)
Tween Brands, Inc. shares are traded on the New York Stock Exchange under the trading symbol “TWB” (formerly “TOO”). The following is a summary of the high and low sales and close prices of our common stock as reported on the New York Stock Exchange for the 2008 and 2007 fiscal years:

	Sales Price
	High	Low	Close
2008 Fiscal Year
4th Quarter	$8.52	$2.23	$2.69
3rd Quarter	$15.11	$6.90	$8.52
2nd Quarter	$21.75	$12.90	$13.75
1st Quarter	$33.00	$17.37	$19.12

2007 Fiscal Year
4th Quarter	$32.92	$22.75	$32.92
3rd Quarter	$43.28	$27.17	$27.89
2nd Quarter	$49.00	$37.17	$37.61
1st Quarter	$40.08	$33.62	$39.56
We have never declared nor paid any dividends on our common stock. While we regularly assess our dividend policy, we have no current plans to pay any dividends in the foreseeable future. Under our Amended Credit Facility, we are prohibited from declaring or paying any dividends. Earnings from our operations will be retained and reinvested to support our business. At March 25, 2009, we had approximately 13,800 shareholders of record.
Shareholder Return Graph
The following graph shows a comparison, over a five-year period, of the cumulative total return for Tween Brands, Inc. common stock, the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Apparel Retail Index, each of which assumes an initial investment value of $100 on January 31, 2004, in common stock of Tween Brands, and in the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s Apparel Retail Index. The comparison also assumes the reinvestment of any dividends.

Total Return To Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage
	Fiscal Years Ending
Company/Index	1/29/05	1/28/06	2/3/07	2/2/08	1/31/09
Tween Brands, Inc	74.18	7.32	21.89	(5.57)	(91.83)
S&P SmallCap 600 Index	14.20	21.10	10.57	(6.12)	(38.28)
S&P Apparel Retail	19.69	(7.04)	18.56	(2.61)	(49.86)

	Indexed Returns
	Fiscal Years Ending
	Base Period
Company/Index	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08	1/31/09
Tween Brands, Inc	100	174.18	186.93	227.84	215.16	17.58
S&P SmallCap 600 Index	100	114.20	138.29	152.90	143.55	88.59
S&P Apparel Retail	100	119.69	111.27	131.92	128.48	64.42

Payments to Acquire Treasury Stock
Fiscal Years Ending (in millions)
1/29/05	1/28/06	2/3/07	2/2/08	1/31/09
$3.5	$56.1	$59.9	$236.0	$5.9
(b)	Not applicable. No sales of unregistered securities.

(c)	Not applicable. No repurchases made within the fourth quarter of the fiscal year.

Item 6. Selected Financial Data.
The following data is in thousands, except per share data, number of stores and annual sales per average gross square foot:

	Fiscal Year
	2008	2007	2006 (1)	2005	2004
Statement of Operations Data:
Net sales (2)	$995,062	$1,013,971	$883,683	$757,936	$675,834
Gross income	292,144	369,381	333,968	291,297	241,887
Store operating, general and administrative expenses	287,996	285,059	238,278	208,338	177,508
Operating (loss)/income	(14,844)	84,322	95,690	82,959	64,379
(Loss)/Earnings before income taxes	(22,242)	82,657	100,828	84,984	65,686
Net (loss)/income	(17,145)	52,574	64,821	54,451	41,589
(Loss)/Earnings per share — basic	$(0.69)	$1.84	$1.99	$1.62	$1.21
(Loss)/Earnings per share — diluted	$(0.69)	$1.81	$1.95	$1.60	$1.19

Balance Sheet Data:
Cash and cash equivalents	$72,154	$46,009	$48,394	$22,248	$26,212
Inventories, net	88,523	107,483	91,742	66,033	62,441
Total assets	545,458	611,637	569,677	523,730	493,696
Total debt	166,250	175,000	—	—	—
Total shareholders’ equity	175,773	194,999	371,326	350,783	322,524

Selected Operating Data:
Comparable store sales (decrease)/increase(3) (4)	(12)%	4%	6%	5%	4%
Total net sales (decline)/growth	(1.9)%	14.7%	16.6%	12.1%	12.9%
Gross income rate (5)	29.4%	36.4%	37.8%	38.4%	35.8%
Operating (loss)/income rate (5)	(1.5)%	8.3%	10.8%	10.9%	9.5%
Total number of stores open at year end	914	842	722	666	603
Total gross square feet at year end	3,824	3,510	3,006	2,777	2,495
Annual net store sales per average gross square foot (6)	$255	$296	$299	$284	$272

(1)	Represents the 53-week fiscal year ended February 3, 2007.

(2)	Net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; deferred revenue; international revenue and partner advertising revenue.

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

(5)	Calculated as a percentage of net sales.

(6)
Annual net store sales per average gross square foot is the result of dividing net store sales for the fiscal year by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. Also refer to the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 on page 43. For the purposes of the following discussion, unless the context otherwise requires, “Tween Brands,” “we,” “our,” “the Company” and “us” refer to Tween Brands, Inc. and our wholly-owned subsidiaries.
Executive Overview
2008 Performance
Net sales for fiscal 2008 declined 2% to $995.1 million compared to 2007 driven predominantly by a 12% decline in comparable store sales. Justice total sales were $318.7 million, up 32% from last year, while comparable store sales were flat. Limited Too total sales were $631.5 million, down 14% from last year, with a comparable store sales decline of 16%. The drop in sales combined with increased promotional activities and costs associated with the addition of 92 new stores opened throughout the year caused margins to compress, particularly in the Limited Too fleet. The Company reported a 2008 fiscal year loss of $17.1 million, or $0.69 per diluted share, compared to earnings of $52.6 million, or $1.81 per diluted share for last year. The loss for fiscal year of 2008 related to restructuring was $19.0 million, pretax, or $11.9 million after tax, and was $0.48 per diluted share.
As a result of increased promotional activities during the Fall season, we ended the year with narrower margins but also with Fall apparel carryover inventory down 69% on an average store basis and total inventories down 24% per square foot at cost allowing for a much cleaner Spring season transition to the Justice merchandise offering at the former Limited Too stores.
In addition to managing our inventories, we announced on February 25, 2009 that we had taken steps to further reduce our infrastructure costs with the elimination of 85 positions, of which 49 were populated. This is in addition to the 170 positions that were eliminated based on our decision to shift to the single Justice store brand. We expect that the reduced staff size will produce a total cost savings in 2009 of approximately $32.0 million before tax and severance expense. The headcount reductions provide a significant reduction in our cost structure thereby positioning us to more easily bring the benefit of revenues to the bottom line.
In the first quarter of 2009, we amended our credit facility so that we could have the latitude on the financial covenants that we believe we might need to get through the challenging times that lie before us. Our $50.0 million revolving line of credit remains undrawn today, but provides us with additional cushion in the event that unforeseen circumstances arise. With a cash and investment balance of $80.2 million at year-end and our revolving line of credit of up to $50.0 million, our current liquidity position stands at $130.2 million. In addition, we will invest in the business approximately $10.0 million, net of tenant allowances in 2009. This compares to $53.1 million in 2008.
Transition to a Single Store Brand
In August 2008 we announced our plan to transition our Limited Too stores to our more value-oriented Justice brand in order to drive profitability. The transition is well underway with the vast majority of the apparel offering at the former Limited Too store locations consisting of fresh, Spring Justice inventory. We have made significant progress on the signage changes with approximately 84% of our 912 stores displaying the Justice signage.
Our marketing initiatives and events are in full swing and commenced with the brand launch party we hosted at all of our stores over the 5-day period which began February 12 and extended over the Valentine’s Day and Presidents Day weekend featuring 40% off the entire store. We believe the prominent brand launch event, including our sale signage, was successful in catching the attention of and drawing in new customers. We plan to use point-of-sale events such as this more than we have in the past in an effort to boost our attraction and conversion of new customers.

The smart utilization of our catazine mailings will continue to be the cornerstone of our marketing program and the primary vehicle for communicating with our growing customer base. As we had originally planned, the catazines that have been sent to our former Limited Too customers have included language on the front cover stating that Limited Too is now Justice, “looks you luv for less.” The cover language has also highlighted the fact that former Limited Too customers can enjoy prices that are now up to 35% less than the old Limited Too prices everyday on the same great quality merchandise.
Based on the level of the new Justice Spring apparel sales relative to previous years, we believe the customer has already begun to embrace the new Justice merchandise across our entire store fleet and online.
As a result of the transition, we incurred a $19.0 million restructuring charge consisting of $8.2 million related to the impairment of IT systems, $5.3 million related to severance, $4.3 million related to the removal of store signage and store closures, and $1.2 million related to international conversion costs and other miscellaneous restructuring costs. The charge is included separately in the “Restructuring charges” line item of our Consolidated Statement of Operations. The charge reduced our annual earnings per diluted share by $0.48.
Growing the Direct Business
Our direct business continues to experience significant growth, posting a 27% sales increase in 2008. We successfully launched the Justice brand website in July 2008. In January 2009 we consolidated the Justice and Limited Too websites into a new, interactive website, www.shopjustice.com. The new site represents the excitement of the brand with fun, playful creative elements, along with an interactive “Girl’s World of Fun” section containing fashion guidance, games, media, downloads for wallpaper and screen savers, and printable invitations.
Our focus for 2009 is to position the Justice website for continued growth through organizational redesign, website functionality and fulfillment enhancements, stronger marketing, and integration into the overall retail business.
International Expansion
Our relationship with Alshaya Trading Co. WLL continues with 32 licensed Limited Too stores successfully operating in upscale malls in the Kingdom of Saudi Arabia, Kuwait, United Arab Emirates, Jordan, Bahrain and Qatar at the end of fiscal 2008. While we are pleased with our Middle Eastern operations, we continue to seek out other appropriate international markets where we feel our brands would be successful. In fiscal 2007, we developed a relationship with Family Invest AB to operate stores in Scandinavia beginning in 2008 and have one store open and operating under this agreement in Sweden. In 2008, we formed a relationship with Moneks, to operate stores in Russia and have two stores open and operating under this agreement as of January 31, 2009. As of January 31, 2009, all international partners have agreed to transition to the Justice brand.
Results of Operations
Financial Summary
Net sales for fiscal 2008 were $995.1 million, a decrease of 2% from $1,014.0 million in fiscal 2007. Gross income decreased 21% to $292.1 million in 2008 from $369.4 million in 2007. Operating income decreased 118% to an operating loss of $14.8 million in 2008 from $84.3 million in 2007. Net income decreased 133% to a net loss of $17.2 million in 2008 from $52.6 million in 2007. Earnings per diluted share decreased 138% to a loss per diluted share of $0.69 in 2008 from $1.81 in 2007.

Summarized annual financial data is presented below:

	Fiscal Year			% Change
				2007-	2006-
	2008	2007	2006 (1)	2008	2007

Net sales (millions) (2)	$995.1	$1,014.0	$883.7	-2%	15%

Comparable store sales (3)(4)	(12)%	4%	6%
Annual net store sales per average gross square foot (5)	$255	$296	$299	-14%	-1%
Net store sales per average store (thousands) (6)	$1,068.9	$1,229.0	$1,246.1	-13%	-1%

Average store size at period end (gross square feet)	4,184	4,169	4,163	0%	0%
Total gross square feet at period end (thousands)	3,824	3,510	3,006	9%	17%
Store inventory per gross square foot at period end (7)	$19.8	$25.8	$27.3	-23%	-5%
Store inventory per store at period end (7)	$83,021	$107,551	$113,506	-23%	-5%

Number of stores:
Beginning of period	842	722	666
Opened	92	140	79
Closed	(20)	(20)	(23)

End of period	914	842	722

Limited Too stores remodeled	26	33	34

Number of Limited Too stores	576	582	563
Number of Justice stores	338	260	159

(1)	Represents the 53-week fiscal year ended February 3, 2007.

(2)	Net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; deferred revenue; international revenue and partner advertising revenue.

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
The following table compares the amounts shown in our Consolidated Statements of Operations for the last three fiscal years expressed as a percentage of net sales:

	Fiscal Year
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including buying and occupancy costs	70.6	63.6	62.2

Gross income	29.4	36.4	37.8
Store operating, general and administrative expenses	28.9	28.1	27.0
Restructuring charges	2.0	0.0	0.0

Operating (loss) / income	(1.5)	8.3	10.8
Interest income	(0.2)	(0.3)	(0.6)
Interest expense	0.9	0.4	0.0

(Loss) / Earnings before income taxes	(2.2)	8.2	11.4
(Benefit from) / Provision for income taxes	(0.5)	3.0	4.1

Net (loss) / income	(1.7)%	5.2%	7.3%

Net Sales
Net sales for fiscal 2008 of $995.1 million decreased 2%, or $18.9 million, from fiscal 2007. This was driven by the 12% decrease in comparable store sales mainly offset by new store sales from the net addition of 72 stores during 2008. Net sales for fiscal 2007 of $1,014.0 million increased 15%, or $130.3 million, from fiscal 2006 driven by the 4% increase in comparable store sales coupled with new store sales from an additional 120 net new stores added during the year. New stores tend to have sales volumes during their initial year of opening somewhat below our average comparable store sales volume.
The following summarized operational data compares fiscal 2008 with the similar periods for 2007 and 2006, on an average store basis:

	Fiscal Year			% Change
				2007-	2006-
Limited Too and Justice:	2008	2007	2006 (1)	2008	2007

Average dollar value of units sold at retail (“AUR”) (2)	$10.89	$12.47	$13.07	-13%	-5%
Average number of units per transaction (“UPT”) (3)	4.48	4.20	4.08	7%	3%
Average dollar sales value per transaction (“ADS”) (4)	$48.80	$52.42	$53.32	-7%	-2%
Number of transactions per average store (5)	21,981	23,666	23,184	-7%	2%

Sales from transactions over $50 (% of total sales)	74.4%	75.3%	77.5%	-1%	-3%
Transactions over $50 (% of total transactions)	36.2%	38.5%	39.5%	-6%	-3%

(1)
The above metrics for 2006 have been adjusted from the reported values in previous filings due to the extra week in fiscal year 2006. The fiscal year of 2006 as reported began on January 29, 2006 and ended February 3, 2007; the above numbers are from the fifty-two week period beginning on February 5, 2006 and ending on February 3, 2007.

(2)	Average dollar value of unit sold at retail is the result of dividing gross store sales dollars, store sales before associate discounts, for the period by the number of units sold during the period.

(3)	Average number of units per transaction is the result of dividing the number of units sold in the period by the number of store transactions.

(4)	Average dollar sales value per transaction is the result of dividing gross store sales dollars for the period by the number of store transactions.

(5)
Number of transactions per average store is the result of dividing the total number of transactions for the fiscal period by the average store count, which reflects the impact of opening and closing stores throughout the period.

For fiscal 2008, AUR decreased due to additional promotions in fiscal 2008, mainly in the fall season, as well as increased clearance activity primarily at Limited Too. UPT increased mainly driven by the lower AUR, leading to a 7% decrease in ADS from fiscal 2007 driven by aggressive promotional activities, primarily in the fall season to clear inventory, as well as the growth of our Justice brand. Transactions per average store were down 7% in fiscal 2008 from fiscal 2007. Transactions over $50 comprised almost 75% of total sales dollars and over 36% of total transactions at our stores, both down slightly from fiscal 2007.
For fiscal 2007, AUR decreased but UPT increased, leading to a 2% decrease in ADS from fiscal 2006. Transactions per store were up slightly in fiscal 2007 from fiscal 2006. Transactions over $50 comprised more than 75% of total sales dollars and nearly 39% of total transactions at our stores, both down slightly from fiscal 2006.

Gross Income
Fiscal 2008
Gross margin is comprised of internal gross income (gross income excluding buying and occupancy cost) less buying and occupancy costs. Internal gross income is comprised of our more variable components of gross income, while our buying and occupancy costs are predominantly fixed in nature. Gross income for fiscal 2008 was $292.1 million, $77.2 million and 700 basis points as a percentage of net sales (“bps”), less than fiscal 2007 as shown in the table below (in thousands except basis point amounts):

			2008 vs 2007	2008 vs 2007
			Dollar Change	Change in bps
	2008	2007	favorable/(unfavorable)	favorable/(unfavorable)
Internal Gross Income	$542,618	$599,186	$(56,568)	(460)
Buying & Occupancy Costs	250,474	229,805	(20,669)	(240)

Gross Income	$292,144	$369,381	$(77,237)	(700)

The $56.6 million decrease in internal gross income was primarily due to an $18.9 million, or 2% decline, in top-line sales and a $40.0 million increase in markdowns at cost due to our highly-promotional cadence throughout fiscal 2008. The decrease of 460 bps was driven by the increase in markdowns and a slight decrease in our initial mark-up (“IMU”) due to the growth of our Justice brand which has historically had a lower IMU compared to that of Limited Too.
Buying and occupancy costs increased $20.7 million over fiscal 2007 due to a $21.4 million increase in store occupancy costs associated with new store additions at Justice, partially offset by $4.4 million in buying payroll savings related to our conversion to one brand. The increase of 240 bps was primarily due to our inability to leverage occupancy costs with our sales decline.
Fiscal 2007
Gross income for fiscal 2007 was $369.4 million, $35.4 million more, but 140 bps less than fiscal 2006 as shown in the table below (in thousands except basis point amounts):

			2007 vs 2006	2007 vs 2006
			Dollar Change	Change in bps
	2007	2006	favorable/(unfavorable)	favorable/(unfavorable)
Internal Gross Income	$599,186	$531,113	$68,073	$(100)
Buying & Occupancy Costs	229,805	197,145	(32,660)	(40)

Gross Income	$369,381	$333,968	$35,413	$(140)

The $68.1 million increase in internal gross income is attributable to the 15% sales increase. The decrease in our internal gross income rate of 100 basis points as a percentage of net sales (“bps”) is primarily attributable to increased markdowns in the spring season, as well as lower IMU driven by the relative growth of our Justice brand and by the higher proportion of non-apparel merchandise sales at both brands.
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

Store Operating, General and Administrative Expenses
Fiscal 2008
Store operating, general and administrative expenses increased $2.9 million, or 80 bps in fiscal 2008 from fiscal 2007 as outlined in the table below (in thousands, except basis point amounts):

	2008 vs. 2007
	favorable/(unfavorable)
Changes in:	in dollars	in bps
Store operating expenses	$(13,005)	(160)
Home Office	7,658	60
Marketing	(4,377)	(40)
Distribution center	953	10
Other	5,834	50

Total Change	$(2,937)	(80)

Store operating expenses including store payroll increased over 7% in dollars in fiscal 2008 over fiscal 2007, driven by the net addition of 72 new stores. Home office expenses decreased primarily due to payroll savings from our conversion to Justice, lower incentive compensation expenses and decreased expenses for relocation and recruiting. Marketing expenses increased due to a WebkinzTM mailer and increased catazine circulation at Justice, and one additional spring mini book at Justice. Other expenses decreased due to the decision to discontinue retirement contributions, lower credit card fees and packaging savings. The increase of 80 bps is mainly due to our inability to leverage store operating expenses including store payroll.
Fiscal 2007
Store operating, general and administrative expenses increased $46.8 million, or 110 bps in fiscal 2007 from fiscal 2006 as outlined in the table below (in thousands, except basis point amounts):

	2007 vs. 2006
	favorable/(unfavorable)
Changes in:	in dollars	in bps
Store operating expenses	$(22,039)	10
Home Office	(10,841)	(20)
Marketing	(6,084)	(50)
Distribution center	(691)	—
Other	(7,126)	(50)

Total Change	$(46,781)	(110)

Store operating expenses increased nearly 14% in dollars in fiscal 2007 over fiscal 2006, driven by the net addition of 120 new stores, as well as a modest increase in average hourly rate. However, we were able to leverage this increase. Home office expenses increased due principally to increased payroll expenses to support our continued growth, as well as higher hardware, software and consulting expenses in the information technology area. Marketing expenses increased primarily due to increased direct marketing spending at both brands. Other expenses increased primarily due to $4.4 million of severance and consulting expenses related to our year-end cost savings initiative, as well as an increase in our direct fulfillment costs related to an increase in direct sales.

Restructuring
In August 2008 we announced our plan to convert all Limited Too stores in the United States to our more value-oriented Justice store brand in order to drive growth and profitability. By refocusing on one store brand, we expect to achieve substantial savings from reduced headcount in the home office, as well as reduced marketing and store operation expenses. In conjunction with the store conversion, we eliminated approximately 170 positions and closed 16 underperforming stores. The conversion is expected to be nearly complete by the end of the first fiscal quarter of 2009.
Restructuring expenses related to our conversion to one brand were $19.0 million for fiscal 2008. These expenses consisted of $8.2 million related to the impairment of IT systems, $5.3 million related to severance, $4.3 million related to the removal of store signage and store closures, and $1.2 million related to international conversion costs and other miscellaneous restructuring costs.
Interest Income/Expense
Fiscal 2008
Interest expense is driven mainly by the interest payments on our long-term debt. Interest income is earned on investments in money market securities, variable rate demand notes and short-term, highly liquid, tax free municipal bonds. For fiscal 2008, net interest expense amounted to $7.4 million versus net interest expense of $1.7 million for 2007. The increase over 2007 was attributed to interest expense on our long-term debt, which was outstanding for the full year in fiscal 2008, versus five months in fiscal 2007, a lower invested asset balance and lower interest rates earned on our investments.
Fiscal 2007
For fiscal 2007, net interest expense, amounted to $1.7 million versus net interest income of $5.1 million for 2006. The decrease in 2007 was attributed to interest expense on our long-term debt, a lower invested asset balance and lower interest rates earned on our investments.
Provision for Income Taxes
Fiscal 2008
The benefit from income taxes of $5.1 million in fiscal 2008 was due to a pretax loss for the year of $22.2 million as compared to the $30.1 million tax provision recognized in conjunction with the pretax income of $82.7 million in fiscal 2007. Our effective tax rate decreased to 22.9% in fiscal 2008 from 36.4% in fiscal 2007. The rate decrease was primarily attributable to a loss before income tax along with an increase in uncertain tax positions, the favorable settlement of certain state tax examinations and the disallowance of certain executive compensation in excess of $1.0 million. Due to the Company having a pre-tax loss for fiscal 2008, the impact of an unfavorable permanent item results in a decrease in the effective tax rate instead of an increase in the effective rate which is the result in a profitable year.
Fiscal 2007
The total provision for income taxes decreased to $30.1 million in fiscal 2007 from $36.0 million for 2006. Our effective tax rate increased to 36.4% in fiscal 2007 from 35.7% in 2006. The rate increase was primarily attributable to a reduction in investment income from short-term tax-free municipal bonds.
Financial Condition and Liquidity
Financial Condition
In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and operating margins to be key metrics in determining financial health. We were able to finance all capital needs with existing working capital and cash generated from operations, while still ending the year with $80.2 million in cash and short-term investments. A more detailed discussion of liquidity, capital resources and expected future capital expenditures follows.

Liquidity and Capital Resources
We are committed to a cash management strategy that maintains sufficient liquidity to support the operations of our business and withstand unanticipated business volatility. We believe cash generated from operations will be substantially sufficient to maintain ongoing operations, support seasonal working capital requirements and fund our planned capital expenditures. This cash may be supplemented with current levels of cash equivalents, short-term investments and credit availability, if necessary. However, our liquidity position is subject to economic conditions and their impact on a variety of factors, including consumer spending. If consumer spending does not increase, we may continue to experience declines in comparable store sales or experience other events that negatively affect our operating results, financial condition or liquidity. If our comparable store sales drop significantly for an extended period, or we falter in execution of our business strategy, we may continue to miss our desired financial performance goals, which could further impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of availability under our revolving credit facility, which could force us to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.
On January 31, 2009, our working capital (defined as current assets less restricted assets and current liabilities) was $138.6 million, down slightly from $141.0 million on February 2, 2008. The decrease was primarily due to the funding of $63.8 million in capital expenditures, the $8.8 million payment of our long-term debt, $5.9 million of cash used in the first fiscal quarter of 2008 for the one-time settlement payment required to complete the Accelerated Share Repurchase (“ASR”) and less cash on hand due to decreased sales. These items were substantially offset by a cash inflow from the sale of investments. Under the May 2007 Share Repurchase Program, we may repurchase up to an additional $142.3 million of our common stock, however under the Amended Credit Facility, as described below, we are restricted from repurchasing any additional shares of our common stock at this time. We also plan to continue funding capital expenditures for store expansion, although at a much slower pace, and store remodeling through normal operations.
The table below summarizes our working capital position and capitalization (in millions):

	January 31, 2009	February 2, 2008	February 3, 2007
Working capital	$138.6	$141.0	$172.8
Capitalization:
Long-term debt (including current portion)	166.3	175.0	—
Shareholders’ equity	175.8	195.0	371.3

Total capitalization	$342.1	$370.0	$371.3

Amounts available under the credit facility (1)	$100.0	$98.9	$99.4
Letters of credit outstanding under the credit facility	$—	$1.1	$0.6
Restricted assets	$2.3	$1.3	$1.2

(1)	The maximum amount available under the amended credit facility is $50.0 million.
Our working capital has decreased 2%, but our overall liquidity is above the industry average as shown below. Additionally, our current ratio and debt-to-equity ratio are shown below:

	Tween Brands, Inc.		Apparel
	January 31, 2009	February 2, 2008	Industry*	S&P 500
Current Ratio	2.4	2.1	2.1	1.0
Debt/Equity Ratio	0.9	0.9	0.4	1.0

*	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN© money.

Our liquidity is enhanced by our September 2007 credit facility, which was amended in February 2009 (the “Amended Credit Facility”). The Amended Credit Facility provides for a revolving line of credit of up to $50.0 million, as well as the Term Loan discussed below in the “Financing Activities” section. Refer to Note 7 and Note 17 to our Consolidated Financial Statements for further details. Our Amended Credit Facility is secured and contains certain financial covenants. Additionally, the Amended Credit Facility prohibits the declaration or payment of dividends, any additional repurchases of our common shares and also limits our future capital expenditures. As of the current time, we are in compliance with the financial covenants. Our failure to comply with these covenants could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows. The alternatives available to us if in default of our covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, obtaining a new credit agreement with another bank or group of lenders, which may contain different terms, or seeking additional equity financing.
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
As discussed in Note 7 to our Consolidated Financial Statements, our interest payments are calculated on a short-term variable LIBOR or base rate of our choosing under the terms of the loan. We have elected to use the 3-month LIBOR. In December 2007, we entered into a swap contract in order to fix the interest rate payment on a portion of the long-term debt. Our cash flows are better matched to a fixed interest rate debt structure rather than a variable rate structure.
Net Change in Cash and Cash Equivalents
The table below summarizes our net change in cash and cash equivalents for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 (in millions):

	Fiscal Year
	2008	2007	2006
Net cash provided by operating activities	$22.3	$111.7	$87.4
Net cash used for investing activities	$18.8	$(57.2)	$(16.6)
Net cash used for financing activites	$(15.0)	$(56.9)	$(44.7)

Net increase/(decrease) in cash and cash equivalents	$26.1	$(2.4)	$26.1

Operating Activities
Fiscal 2008
Net cash provided by operating activities in fiscal 2008 amounted to $22.3 million, down $89.4 million from $111.7 million in fiscal 2007. The table below outlines the changes in cash flow from operating activities during the year ended January 31, 2009 (in millions):

2008 vs 2007
Changes in:	increase/(decrease)
Net income, net of non-cash expenses	$(53.4)
Deferred compensation liability	(20.1)
Inventory	34.7
Accounts payable and accrued expenses	(33.3)
Income taxes	(25.2)
Tenant allowances received	(6.2)
Other	14.1

Total change in cash flows from operating activities	$(89.4)

The decrease in cash provided by operating activities was driven primarily by a 133% decrease in net income. Also contributing to the decrease in cash provided by operating activities was a decrease in accounts payable and accrued expenses as compared to fiscal 2007. This was primarily related to a lower accrued expenses balance outstanding at fiscal 2008 year end, specifically related to severance, gift card liability and incentive compensation accruals at the prior year end. The accounts payable balance was also lower at the end of fiscal 2008 due to a decrease in store construction payables resulting from fewer store openings in fiscal 2008 as compared to fiscal 2007, as well as a decrease in in-transit merchandise payables. Our deferred compensation liability decreased substantially due to the monetization of the deferred compensation plan and subsequent payout to the individuals enrolled. Income taxes also decreased substantially due to the loss position at the end of fiscal 2008.
Offsetting these items was an increase in cash flows from inventory. Despite a 9% increase in total square footage, total inventory on an average store basis was down over 24% from fiscal 2007 and in-store inventory was down 23% from the same time period. With the conversion to Justice, we were very aggressive with our markdowns in order to clear through our inventory and begin the year with minimal carryover.
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
While inventory levels as reported on the balance sheet were 17% higher at year-end 2007 than at year-end 2006, we spent the cash more efficiently and therefore, were better positioned in 2007 as was reflected in our store inventory per square foot decreasing 5% over 2006. These increases in cash were partially offset by a 19% decrease in net income, net of non-cash expenses, and higher income taxes payable.

Investing Activities
Fiscal 2008
Net cash provided by investing activities in fiscal 2008 amounted to $18.8 million, up $76.0 million from the $57.2 million used in fiscal 2007. The table below outlines the changes in cash used for investing activities during the year ended January 31, 2009 (in millions):

2008 vs 2007
Changes in:	increase/(decrease)
Investments	$16.4
Capital expenditures	37.5
Executive life insurance	20.5
Restricted assets	(1.2)
Funding of nonqualified benefit plans	2.8

Total change in cash flows from investing activities	$76.0

Net proceeds from the sale or maturity of marketable securities were $62.1 million in fiscal 2008 versus $45.7 million, in fiscal 2007. Capital expenditures decreased 37% due to a decrease in the number of new stores we opened in fiscal 2008, as well as less home office expenditures due to the completion of our home office expansion and the completion of various IT projects in fiscal 2007. Executive life insurance distributions increased substantially due to the monetization of the deferred compensation plan and subsequent payout to the individuals enrolled.
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

Net proceeds from the sale or maturity of marketable securities were $45.7 million in fiscal 2007 versus $55.3 million in fiscal 2006. Capital expenditures increased nearly 54% due to increased store construction related to our Justice brand, Limited Too store openings and remodels, our new home office addition and information technology initiatives.

Financing Activities
Fiscal 2008
Net cash used for financing activities in fiscal 2008 amounted to $15.0 million, a decrease of $41.9 million from $56.9 million used in fiscal 2007. The table below outlines the changes in cash used for investing activities during the year ended January 31, 2009 (in millions):

2008 vs 2007
Changes in:	increase/(decrease)
Purchases of treasury stock	$(230.0)
Repayment of / proceeds from long-term debt	183.8
Tax benefit from stock option exercises	1.5
Change in cash overdraft position	(1.1)
Stock options and other equity changes	4.0

Total change in cash flows from financing activities	$(41.9)

For fiscal 2008, we repurchased no shares, however, paid a $5.9 million one-time settlement payment as required to complete the ASR. As discussed in Note 7 and Note 10 to our Consolidated Financial Statements, we borrowed $175.0 million in September 2007 under a Term Loan in order to repurchase stock in accordance with our September 2007 Share Repurchase Program. In fiscal 2007, we repurchased a combined 7.8 million shares under the September 2007 and May 2007 share repurchase programs for an aggregate purchase price of $236.0 million during fiscal year 2007.
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

As discussed in Note 7 and Note 10 to our Consolidated Financial Statements, we borrowed $175.0 million in September 2007 under a term loan in order to repurchase stock in accordance with our September 2007 Share Repurchase Program. We repurchased a combined 7.8 million shares under the September 2007 and May 2007 Share Repurchase Programs for an aggregate purchase price of $236.0 million during fiscal year 2007. For the same period of 2006, we purchased 1.7 million shares for an aggregate purchase price of $60.0 million.

Future Capital Expenditures
We continually evaluate the best use of our resources as they relate to investments in capital projects. In the current economic environment, our main focus is renegotiating and realigning our store fleet in the most cost effective manner possible. In addition, our Amended Credit Facility places restrictions on our future capital expenditures. To that end, we are drastically reducing capital spending in 2009. We anticipate spending approximately $10.0 million, net of tenant allowances, in fiscal 2009 for capital expenditures with the majority, or approximately $6.0 million, going towards stores. Most of that amount will be for store signage related to our conversion to Justice with the remainder going towards the few new stores planned for fiscal 2009. Of the remainder, we estimate approximately $2.0 million will go toward completing our information technology and other supply chain initiatives and the final payments relating to our distribution center expansions. This planned spending is a fraction of the gross $63.8 million spent in fiscal 2008 and is indicative of our commitment to discipline during these tough economic times.
We have significantly scaled back our new openings and plan to only open up to 4 new Justice stores in fiscal 2009, and anticipate the cost for leasehold improvements, furniture and fixtures for each of these stores to be between $390,000 and $425,000, before any tenant allowances we may receive. Average pre-opening costs per store are expensed as incurred, and are expected to be approximately $21,000. Inventory purchases for Justice are expected to average approximately $69,000 per store.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements, such as variable interests in unconsolidated entities, as of January 31, 2009.

Contractual Obligations and Commercial Commitments
We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments may have an impact on future liquidity and the availability of capital resources. The following tables reflect these obligations and commitments as of January 31, 2009 (in thousands):
Contractual Obligations:

	Payments Due by Fiscal Period
	Total	2009	2010 & 2011	2012 & 2013	2014 & beyond
Operating lease obligations (1)	$629,740	$96,516	$171,341	$146,809	$215,074
Purchase obligations (2)	83,796	83,796	—	—	—
Long-term debt (3)	166,250	8,750	17,500	140,000	—
FIN 48 (4)	1,223	1,223	—	—	—
Interest on long-term debt (5)	25,798	7,002	12,899	5,897	—

Total (6)	$906,807	$197,287	$201,740	$292,706	$215,074

(1)
Primarily consists of future minimum lease payments under our store operating leases. The above commitments do not include contingent rents or executory costs, such as common area maintenance, real estate taxes and landlord charges.

(2)	Represents outstanding purchase orders for merchandise and store construction.

(3)
Represents the obligation as of January 31, 2009. Under our Amended Credit Facility, entered into on February 23, 2009, we will be obligated to pay $14,250 in 2009, $28,500 in 2010 & 2011, and $123,500 in 2012 & 2013.

(4)	The future cash flows for income tax contingencies under FIN 48 of $9,705 is excluded from the table above because a reasonable estimate for the time period of cash settlement could not be determined.

(5)
Represents the interest we are contractually obligated to pay as of January 31, 2009 under our long-term debt and includes consideration for our interest rate swap agreement. Under our Amended Credit Facility, entered into on February 23, 2009, we will be obligated to pay $12,648 in 2009, $22,336 in 2010 & 2011, and $4,902 in 2012 & 2013.

(6)	The Nonqualified Supplemental Retirement obligation of $1,212 is excluded from the table above because a reasonable estimate for the time period of cash settlement could not be determined.
Commercial Commitments:

	Commitments by Period
		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 Years
Outstanding letters of credit (1)	$38	$38	$—	$—	$—
Standby letters of credit	—	—	—	—	—

Total	$38	$38	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments for the purchase of merchandise.
Amended Credit Facility
In September 2007, we entered into an unsecured $275.0 million credit agreement, which replaced the October 2005 credit facility. The credit facility provided for a $100.0 million revolving line of credit, which could be increased up to $150.0 million at our option under certain circumstances and subject to the approval of our lenders, as well as a term loan. In February 2009, we amended this facility (“Amended Credit Facility”). The Amended Credit Facility is secured and changes our financial covenants and provides for a revolving line of credit of up to $50.0 million, as well as the $175.0 million term loan. Certain interest rates and payment terms have also been changed in the new facility. Refer to Note 7 and Note 17 to our Consolidated Financial Statements for further detail.
Impact of Inflation
Our results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that the effects of inflation, if any, on our results of operations and financial condition have been minor.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that impact the amounts reported in our Consolidated Financial Statements and related notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to inventories, long-lived assets, sales returns, self-insurance and income taxes. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ materially from our estimates. We believe the following estimates and assumptions are most significant to reporting our results of operations and financial position.
Revenue Recognition
Store sales, net of sales tax, are recorded when the customer takes possession of merchandise. We classify associate discounts as a reduction of revenue. Direct sales, through our catazine and website, are recorded upon customer receipt. Amounts relating to shipping and handling billed to customers in a sale transaction are classified as revenue. Related shipping and handling costs are reflected in cost of goods sold, buying and occupancy costs. Revenues are also generated through our international franchise stores through merchandise shipped at cost. Revenue from gift cards, gift certificates and store merchandise credits is deferred and recognized at the time of redemption. The cards, certificates and credits (collectively the “gift cards”) have no expiration date.
A sales reserve is carried for projected merchandise returns based on historical sales return results. Actual return rates have historically been within our expectations of the reserves established. However, in the event the actual rate of sales returns by customers increase significantly, our operating results could be adversely affected.
We defer a portion of revenues earned from our customer loyalty programs in accordance with EITF 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Generally, these programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs on net sales is recognized ratably over the series of transactions required to both earn and redeem the customer discounts.
Certain sales of advertising space in our catazine and in-store video screens are included in revenue and are recognized when the catazine is mailed. We sell the space to companies wishing to promote tween-right brands and movies. We evaluate these advertising transactions under EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”
Gift Card Breakage
Gift card breakage is based upon actual redemption patterns and represents the outstanding balance of gift cards for which we believe the likelihood of redemption by the customer is remote. This income is recorded as a reduction in Store operating, general and administrative expenses in the Consolidated Statement of Operations.
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
Store Supplies
The initial inventory of supplies for new stores including, but not limited to, hangers, security tags, packaging and other point-of-sale supplies is capitalized at the store opening date. In lieu of amortizing the initial balance, subsequent shipments are expensed. Store supply balances are periodically reviewed and adjusted as appropriate for changes in supply levels and costs.
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

Restricted Assets
Restricted assets represent investments held in an insurance trust for the benefit of our casualty insurance carrier, as well as restricted investments held to fund our deferred compensation plan.
Store Opening Costs
Store opening costs, which include payroll and supply costs incurred prior to store opening, are expensed as incurred.
Inventories, net
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are taken as a reduction of the retail value. We record a markdown for in-store promotional activities, as well as for all inventory on hand when a permanent retail price reduction is reflected. At the end of each selling season, we reduce the cost of that season’s inventory to the estimated value of the inventory when it is ultimately removed from the stores, less the expected proceeds from the sale of the inventory to sell-off vendors.
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
Accounts Receivable, net
Accounts receivable consist primarily of tenant allowances from landlords, licensing fees from our international partner and miscellaneous trade vendor receivables and are continuously reviewed for their collectability. The allowance for doubtful accounts is classified as an offset in accounts receivable in the Consolidated Balance Sheets.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation and long-lived asset impairment. Depreciation is computed on a straight-line basis, using service lives for store assets ranging principally from the shorter of the lease term or 10 years for leasehold improvements and 3 to 10 years for other property and equipment. Depreciation for fixed assets at our home office and distribution center are calculated using service lives of 40 years for buildings, 20 years for building equipment and heavy machinery, 7 to 10 years for furniture and fixtures and 5 to 7 years for computers and other office equipment. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.
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

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment quarterly or when circumstances indicate the carrying values of such assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. Expenses related to the impairment of long-lived assets were $0.4 million, $0.0 million and $0.0 million for fiscal years 2008, 2007 and 2006, respectively.
Catazine and Advertising Costs
Catazine costs for Limited Too, principally production and mailing costs, are expensed as costs of goods sold, buying and occupancy expense when the catazine is mailed. These same costs for Justice are included in store operating, general and administrative expenses as they are viewed as promotional materials to drive in-store business. In 2009, all catazine costs related to sales will be recognized in store operating, general and administrative expenses. All other advertising costs, including costs associated with in-store marketing and television and direct mail campaigns, are expensed at the time the promotion first appears in media or in the store as a component of store operating, general and administrative expenses.
Advertising Barter Transactions
We account for barter transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” EITF Issue No. 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity’s own historical practice of receiving cash for similar advertising. During fiscal years 2008, 2007 and 2006, we recorded no barter transactions.
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
Income taxes on foreign operations are provided based upon the statutory taxes of the applicable foreign country. Deferred U.S. income taxes have been provided on foreign earnings as we no longer intend to permanently reinvest these earnings overseas.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are in the process of evaluating the effects of the adoption of SFAS No. 161 but do not expect any material impact on our financial position, results of operations or cash flows.
We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.
Seasonality
Historically, our operations and results have been seasonally skewed, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During fiscal 2008, the third and fourth fiscal quarters accounted for approximately 52% of our sales. As a result of this seasonality, any negative factors affecting us during the third and fourth fiscal quarters of any year, including adverse weather or unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, store closings, refurbishments and relocations, competitive factors, weather and general economic conditions.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “believe,” “expect,” “plan,” “hope,” “risk,” “intend,” “could,” “pro forma,” “potential,” “predict,” “prospects,” “outlook,” “forecast” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2009 and beyond to differ materially from those expressed in the forward-looking statements. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-K:
•	Effectiveness of converting Limited Too stores to Justice stores;
•	Ability to convert Limited Too customers to the Justice brand;
•	Risk that the benefits expected from the brand conversion program will not be achieved or may take longer to achieve than expected;
•	Ability to grow or maintain comparable store sales;
•	Decline in the demand for our merchandise;
•	Ability to develop new merchandise;
•	The impact of competition and pricing;
•	Level of mall and power center traffic;
•	Effectiveness of expansion into new or existing markets;
•	Effectiveness of store remodels;
•	Availability of suitable store locations at appropriate terms;
•	Effectiveness of our brand awareness and marketing programs;
•	Ability to enforce our licenses and trademarks;
•	Ability to hire and train associates;
•	Ability to successfully launch a new brand;
•	A significant change in the regulatory environment applicable to our business;
•	Risks associated with our sourcing and logistics functions;
•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;
•	Currency and exchange risks;
•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;
•	The security of our computer network;
•	Outcome of various legal proceedings;
•	Impact of product recalls;
•	Ability to comply with restrictions and covenants in our credit facilities;
•	Ability to service our debt;

•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;
•	Potential impairment of long-lived assets;
•	Ability to satisfy NYSE continued listing standards;
•	Acts of terrorism in the U.S. or worldwide; and
•	Other risks that may be described in Item 1A or elsewhere in this Form 10-K and other reports and filings we make with the Securities and Exchange Commission.
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance the forward-looking statements included in this Form 10-K will prove to be accurate. The inclusion of forward-looking statements should not be regarded a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us as the management of Tween Brands, Inc. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
We are exposed to interest rate risk primarily due to our long-term debt. At January 31, 2009, $166.3 million was outstanding under the credit facility and appears on our balance sheet as long-term debt and current long-term debt. As such, we are currently exposed to market risk related to changes in interest rates. Refer to Note 7 to our Consolidated Financial Statements for additional information regarding the credit facility. Additionally, we purchase investments with original maturities of 90 days or less and also hold investments with original maturities of at least 91 days but less than five years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.
As discussed in Note 7 to our Consolidated Financial Statements, our interest payments are calculated on a short-term variable rate of our choosing under the terms of the loan. As part of our risk management policy, we aim to minimize our exposure to interest rate variability and therefore entered into an interest rate swap contract in order to fix the interest rate payment on a significant portion of our long-term debt. Our cash flows are better matched to a fixed interest rate debt structure rather than a variable rate structure. We chose variable rate debt with a swap contract, versus traditional fixed rate debt, because of the increased flexibility surrounding the terms available under this type of financing.
Interest Rate Sensitivity
The table below provides information regarding our financial instruments sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The fair value of the swap agreements was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Weighted average variable rates are based on implied forward rates in the yield curve at January 31, 2009. The table below is in thousands, except for percentage amounts.

	As of January 31, 2009
	Expected Maturity Date by Fiscal Year
	2009	2010	2011	2012	Thereafter	Total	Fair Value
Liabilities
Long-term debt	$8,750	$8,750	$8,750	$140,000	—	$166,250	$166,250
Average interest rate	1.7%	1.9%	2.2%	1.7%	—

Interest rate derivatives
Interest rate swaps
Variable to fixed	$21,438	$5,687	$91,000	$0	—	$118,125	$(8,664)
Average receive rate	1.5%	1.9%	2.7%	3.4%	—
Average pay rate	4.2%	4.2%	4.2%	4.2%	—

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Tween Brands, Inc.
New Albany, Ohio:
We have audited the accompanying consolidated balance sheets of Tween Brands, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tween Brands, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for the three fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 9 to the consolidated financial statements, on February 4, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio March 31, 2009

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year
	2008	2007	2006

Net sales	$995,062	$1,013,971	$883,683
Costs of goods sold, buying and occupancy costs	702,918	644,590	549,715

Gross income	292,144	369,381	333,968
Store operating, general and administrative expenses	287,996	285,059	238,278
Restructuring charges	18,992	—	—

Operating (loss)/income	(14,844)	84,322	95,690
Interest (income)	(1,732)	(3,254)	(5,365)
Interest expense	9,130	4,919	227

(Loss) / Earnings before income taxes	(22,242)	82,657	100,828
(Benefit from) / Provision for income taxes	(5,097)	30,083	36,007

Net (loss) / income	$(17,145)	$52,574	$64,821

(Loss) / Earnings per share:

Basic	$(0.69)	$1.84	$1.99

Diluted	$(0.69)	$1.81	$1.95

Weighted average common shares:

Basic	24,759	28,548	32,521

Diluted	24,759	29,099	33,198

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 31,	February 2,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$72,154	$46,009
Investments	8,000	70,215
Restricted assets	2,592	1,295
Accounts receivable, net	35,607	12,557
Inventories, net	88,523	107,483
Store supplies	18,053	16,949
Prepaid expenses	17,734	19,087

Total current assets	242,663	273,595

Property and equipment, net	301,085	301,405
Deferred income taxes	22	10,302
Assets held in trust and other	1,688	26,335

Total assets	$545,458	$611,637

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,782	$37,749
Accrued expenses	44,418	56,810
Deferred revenue	15,808	16,077
Current portion long-term debt	8,750	8,750
Income taxes payable and unrecognized tax benefits	2,748	11,909

Total current liabilities	101,506	131,295

Long-term debt	157,500	166,250
Deferred tenant allowances from landlords	68,439	66,377
Supplemental retirement and deferred compensation liability	1,213	21,289
Accrued straight-line rent, unrecognized tax benefits and other	41,027	31,427

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 37.1 million and 37.0 million shares issued, 24.8 million and 24.7 million shares outstanding at January 31, 2009 and February 2, 2008, respectively	371	370
Treasury stock, at cost, 12.3 million shares at January 31, 2009 and February 2, 2008, respectively	(362,459)	(356,545)
Paid in capital	192,367	185,893
Retained earnings	350,963	368,108
Accumulated other comprehensive loss	(5,469)	(2,827)

Total shareholders’ equity	175,773	194,999

Total liabilities and shareholders’ equity	$545,458	$611,637

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

							Accumulated
							Other	Total
	Common Stock		Treasury Stock		Paid in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

January 28, 2006	33,344	$361	2,721	$(60,595)	$157,718	$253,299	$—	$350,783

Net income						64,821		64,821
Issuance of common stock under stock option plans and accrued restricted stock expense	515	5			17,143			17,148
Payment to acquire treasury stock	(1,743)		1,743	(59,959)				(59,959)
Other					(1,467)			(1,467)

February 3, 2007	32,116	$366	4,464	$(120,554)	$173,394	$318,120	$—	$371,326

Adoption of FIN 48						(2,586)		(2,586)

February 4, 2007	32,116	$366	4,464	$(120,554)	$173,394	$315,534	$—	$368,740

Net income						52,574		52,574
Effective portion of hedge position, net of tax							(2,827)	(2,827)

Comprehensive Income								$49,747
Issuance of common stock under stock option plans and accrued restricted stock expense	383	4			10,902			10,906
Payment to acquire treasury stock	(7,825)		7,825	(235,991)				(235,991)
Other					1,597			1,597

February 2, 2008	24,674	$370	12,289	$(356,545)	$185,893	$368,108	$(2,827)	$194,999

Net (loss)						(17,145)		(17,145)
Effective portion of hedge position, net of tax							(2,642)	(2,642)

Comprehensive loss								$(19,787)
Issuance of common stock under stock option plans and accrued restricted stock expense	128	1			5,085			5,086
Payment to acquire treasury stock	—		—	(5,914)				(5,914)
Other					1,389			1,389

January 31, 2009	24,802	$371	12,289	$(362,459)	$192,367	$350,963	$(5,469)	$175,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year
	2008	2007	2006
Cash flows from operating activities:
Net (loss) / income	$(17,145)	$52,574	$64,821
Impact of other operating activities on cash flows:
Depreciation expense	44,047	37,615	31,229
Amortization of tenant allowances	(11,101)	(9,670)	(8,548)
Deferred compensation	(20,076)	7,447	3,455
Loss on disposal of fixed assets	775	1,438	1,344
Writeoff of fixed assets related to restructuring charges	11,586	—	—
Impairment of long-lived assets	361	—	—
Deferred income taxes	11,721	4,916	(2,471)
Tax benefit from stock option exercises	(100)	(1,596)	(2,283)
Stock-based compensation expense	5,741	7,745	8,252
Changes in assets and liabilities:
Inventories	18,960	(15,741)	(25,709)
Accounts payable and accrued expenses	(14,951)	18,305	4,725
Income taxes payable	(9,061)	(2,706)	5,644
Income taxes receivable	(27,162)	—	—
Other assets	3,589	(6,864)	(6,853)
Tenant allowances received	18,149	24,341	11,383
Other long-term liabilities	6,964	(6,066)	2,442

Net cash provided by operating activities	$22,297	$111,738	$87,431

Cash flows from investing activities:
Capital expenditures	(64,188)	(101,647)	(66,012)
Executive life insurance	20,523	—	—
Funding of nonqualified benefit plans	—	(1,222)	(5,838)
Purchase of investments	(8,670)	(164,602)	(395,888)
Sale / maturation of investments	70,795	210,328	451,154
Proceeds from sale of fixed assets	1,657	—	26
Change in restricted assets	(1,297)	(59)	(43)

Net cash provided by/(used for) investing activities	$18,820	$(57,202)	$(16,601)

Cash flows from financing activities:
Payments to acquire treasury stock	(5,914)	(235,991)	(59,959)
(Repayment of)/Proceeds from issuance of long-term debt	(8,750)	175,000	—
Excess tax benefit from stock option exercises	100	1,597	2,283
Increase/(decrease) in cash overdraft	405	(689)	3,943
Stock options and other equity changes	(813)	3,162	9,049

Net cash used for financing activities	(14,972)	(56,921)	(44,684)

Net increase/(decrease) in cash and cash equivalents	26,145	(2,385)	26,146
Cash and cash equivalents, beginning of year	46,009	48,394	22,248

Cash and cash equivalents, end of year	$72,154	$46,009	$48,394

Supplemental disclosures of cash flow information
Cash paid for income taxes	$13,425	$20,583	$33,022
Cash paid for interest	$9,571	$3,658	$214
Supplemental disclosures of non-cash items:
Fixed asset additions in accounts payable and accrued expenses	$124	$3,295	$120
Issuance of restricted stock	$3,924	$5,104	$2,788
Change to deferred tax asset from spin-off	$1,620	$—	$(3,903)
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary Of Significant Accounting Policies
Nature of Business
Headquartered in New Albany, Ohio, Tween Brands, Inc., NYSE symbol ‘TWB’, (referred to herein as “Tween Brands”, the “Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the largest premier specialty tween girl retailer in the world. Through powerhouse brands Justice and Limited Too, we provide the hottest fashion merchandise and accessories for tween (age 7 to 14) girls. Known as the destination for fashion aware tweens, Justice stores proudly feature outgoing sales associates who assist girls in expressing their individuality and self-confidence through fashion. Visually-driven catazines and direct mail pieces reach millions of tween girls annually, further positioning us as a preeminent retailer in the tween marketplace. As of the end of the fiscal year, our over 900 stores are located throughout the United States, as well as the commonwealth of Puerto Rico, Europe, Russia and the Middle East. Additionally, we offer fashions to tween girls and their parents through our e-commerce site, www.shopjustice.com.
In August 2008 we announced plans to transition to a single brand taking the best of Limited Too and the best of Justice to create a fresh, new Justice, which launched in February 2009. Select Justice stores now carry a Limited Too clothing line and these apparel items can also be found online. With a focus on providing tween girls the absolute best experience possible, we look toward the future with a single brand, a single focus, and a mission: to celebrate tween girls through an extraordinary experience of fashion and fun in an everything for her destination.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) we determine our operating segments on the same basis that we use internally to evaluate performance and allocate resources. During fiscal 2008, the operating segments identified by us, Limited Too and Justice, were aggregated and are reported as one reportable financial segment. We aggregate our two operating segments as they are similar in each of the following areas: class of customer, economic characteristics, nature of products, nature of production processes and distribution methods.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the financial statements and notes by the calendar year in which the fiscal year commences. The results for fiscal years 2008, 2007 and 2006 represent the 52-week period ended January 31, 2009, the 52-week period ended February 2, 2008 and the 53-week period ended February 3, 2007, respectively. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
Use of Estimates in the Preparation of the Consolidated Financial Statements
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because actual results may differ from those estimates, we revise our estimates and assumptions as new information becomes available.

Cash Equivalents
Short-term investments with original maturities of three months or less are generally classified as cash equivalents. We also consider credit card receivables to be cash equivalents due to our policy of liquidating those balances at the acquired date, so that ordinarily we do not have more than four days of outstanding collections. We maintain cash deposits in banks that, from time to time exceed the amount of deposit insurance available. We periodically assess the financial condition of the institutions and believe any potential for loss is minimal. Outstanding checks classified in accounts payable and in accrued expenses on the Consolidated Balance Sheets totaled $16.3 million and $15.8 million as of January 31, 2009 and February 2, 2008, respectively.
Investments
Investments in debt securities are classified as available-for-sale and reported at cost, which approximates fair market value due to their variable interest rates, which typically reset every 1 to 35 days. We classify these securities as current assets despite the long-term nature of their stated contractual maturities based on our intent and ability to quickly liquidate them to support current operations.
Certain securities with long-term contractual maturities are classified as held-to-maturity and are accounted for at amortized cost with any premium or discount amortized over the holding period when we have the intent and ability to hold them to maturity as determined at the time of purchase.
Investments are subject to the credit risk of the issuer and adverse developments in that credit risk could restrict our ability to liquidate securities at their maturity or earlier.
Restricted Assets
Restricted assets represent investments held in an insurance trust for the benefit of our casualty insurance carrier, as well as restricted investments held to fund our deferred compensation plan.
Store Opening Costs
Store opening costs, which include payroll and supply costs incurred prior to store opening are expensed as incurred.
Accounts Receivable, net
Accounts receivable consist primarily of federal and state income taxes, tenant allowances from landlords, licensing fees from our international partners and miscellaneous trade vendor receivables and are continuously reviewed for their collectability. The allowance for doubtful accounts totaled $0.1 million and $0.6 million at January 31, 2009 and February 2, 2008, respectively.
Inventories, net
Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a cost-to-retail ratio to the retail value of inventories. The use of the retail method will result in valuing inventories at the lower of cost or market when markdowns are currently taken as a reduction of the retail values. We record a markdown for in-store promotional activities, as well as for all inventory on hand when a permanent retail price reduction is reflected. At the end of each selling season, we reduce the cost of that season’s inventory to the estimated value of the inventory when it is ultimately removed from the stores, less the expected proceeds from the sale of the inventory to sell-off vendors.
Inherent in the retail method are certain management judgments and estimates including, among others, future sales, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margins. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to sell through merchandise. We estimate and accrue our inventory shrinkage for the period between the last physical count and the balance sheet date. The reserves for inventory accounts totaled $5.5 million and $3.6 million at January 31, 2009 and February 2, 2008, respectively.

Store Supplies
The initial inventory of supplies for new stores including, but not limited to, hangers, security tags, packaging and other point-of-sale supplies is capitalized at the store opening date. In lieu of amortizing the initial balance, subsequent shipments are expensed. Store supply balances are periodically reviewed and adjusted as appropriate for changes in supply levels and costs.
Catazine and Advertising Costs
In fiscal 2008, catazine costs for Limited Too, principally production and mailing costs, were expensed as costs of goods sold, buying and occupancy costs when the catazine is mailed. These same costs for Justice were included in store operating, general and administrative expenses as they were viewed as promotional materials to drive in-store business. For fiscal 2009, all catazine costs will be expensed as costs of goods sold, buying and occupancy costs. All other advertising costs, including costs associated with in-store marketing and direct mail campaigns, are expensed at the time the promotion first appears in media or in the store as a component of store operating, general and administrative expenses. Catazine and other advertising costs amounted to $42.0 million, $36.4 million and $23.9 million for fiscal years 2008, 2007 and 2006, respectively.
Advertising Barter Transactions
We account for barter transactions in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-17, “Accounting for Advertising Barter Transactions.” EITF Issue No. 99-17 requires that barter transactions be recorded at the fair value of advertising surrendered only if the fair value is determinable based on the entity’s own historical practice of receiving cash for similar advertising. During fiscal years 2008, 2007 and 2006, we recorded no barter transactions.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis, using service lives for store assets ranging principally from the shorter of the lease term or 10 years for leasehold improvements, and 3 to 10 years for other property and equipment. Depreciation for fixed assets at our home office and distribution center are calculated using service lives of 40 years for buildings, 20 years for building equipment and heavy machinery, 7 to 10 years for furniture and fixtures and 3 to 7 years for software, computers and other office equipment. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss included in net income. Interest costs associated with the construction of certain long-term projects are capitalized. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.
In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize certain costs associated with internally developed or modified software and amortize these costs using the straight-line method over the estimated useful life, usually 3 to 7 years. These costs include, but are not limited to, employee payroll costs for time devoted to developing the projects as well as external direct costs for materials and services. These costs are expensed until the software project reaches the application development stage. Subsequent additions or upgrades to existing software are capitalized only to the extent that they add additional performance functionality. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires our judgment in determining when a project has reached the application development stage.

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment quarterly or when circumstances, such as the current economic environment as it relates to the retail industry, indicate the carrying values of such assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. Expenses related to the impairment of long-lived assets were $0.4 million, $0.0 million and $0.0 million for fiscal years 2008, 2007 and 2006, respectively.
Income Taxes
We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the anticipated tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. No valuation allowance has been provided for deferred tax assets because we believe it reasonably certain that the full amount of the net deferred tax assets will be realized in the future. Income taxes on foreign operations are provided based upon the statutory taxes of the applicable foreign country. Deferred U.S. income taxes have been provided on foreign earnings as we no longer intend to permanently reinvest these earnings overseas. We recognize liabilities, interest and penalties for potential tax issues based on our estimates of whether, and the extent to which, additional taxes may be due as determined under FIN 48. See Note 9 to our Consolidated Financial Statements for additional information.
Revenue Recognition
Store sales, net of sales tax, are recorded when the customer takes possession of merchandise. We classify associate discounts as a reduction of revenue. Direct sales, through our catazine and website, are recorded upon customer receipt. Amounts received relating to shipping and handling billed to customers in a sale transaction are classified as revenue. Related shipping and handling costs are reflected in cost of goods sold, buying and occupancy costs. Revenues are also generated through our international franchise stores through merchandise shipped at cost. Revenue from gift cards, gift certificates and store merchandise credits is deferred and recognized at the time of redemption. The cards, certificates and credits (collectively the “gift cards”) have no expiration date.
A sales reserve is carried for projected merchandise returns based on historical sales return results. Actual return rates have historically been within our expectations of the reserves established. However, in the event the actual rate of sales returns by customers increase significantly, our operating results could be adversely affected.
Beginning in 2008, we defer a portion of revenues earned from our customer loyalty programs in accordance with EITF 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” Generally, these programs offer customers dollar-for-dollar discounts on future merchandise purchases within stated redemption periods if they purchase specified levels of merchandise in a current transaction. The impact of these programs on net sales is recognized ratably over the series of transactions required to both earn and redeem the customer discounts.
Certain sales of advertising space in our catazine are included in revenue and are recognized when the catazine is mailed. We sell the space to companies wishing to promote tween-right brands and movies. We evaluate these advertising transactions under EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

Gift Card Breakage
Gift card breakage is based upon actual redemption patterns and represents the outstanding balance of gift cards for which we believe the likelihood of redemption by the customer is remote. This income is recorded as a reduction in Store operating, general and administrative expenses in the Consolidated Statement of Operations. Gift card breakage totaled $1.3 million, $1.4 million and $2.4 million at January 31, 2009, February 2, 2008 and February 3, 2007, respectively.
Costs of Goods Sold, Buying and Occupancy Costs
The following is a list of the major components of Costs of goods sold, buying and occupancy costs in our Consolidated Statements of Operations:
•	Cost of merchandise (including markdowns)
•	Inventory shrinkage
•	Freight (includes outbound freight from the distribution center to our stores, as well as store-to-store transfers)
•	Payroll and related costs associated with merchandise design and procurement, real estate and store planning
•	Store rents and other real estate costs
•	Store asset depreciation
•	Amortization of tenant allowances
•	Long-lived asset impairment costs
•	Limited Too catazine production and mailing costs
•	Profit from our internal sourcing operations
Operating Leases
Rent expense for our operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the initial lease term and those renewal periods that are reasonably assured. The initial lease term includes the build-out period of our leases, where no rent payments are typically due under the terms of the lease. The difference between rent expense and rent paid is recorded in accrued straight-line rent and other and amounted to $19.9 million and $16.8 million at January 31, 2009 and February 2, 2008, respectively.
Tenant allowances received from landlords, typically in the form of one time cash payments or reduced rent charges for a specific length of time, are treated as lease incentives and are amortized as a reduction of rent expense over the life of the initial lease term, including the build-out period, and any renewal periods that are reasonably assured. The balance is recorded as deferred tenant allowances from landlords and amounted to $68.4 million and $66.4 million at January 31, 2009 and February 2, 2008, respectively.
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
Store Operating, General and Administrative Expenses
The following is a list of the major components of store operating, general and administrative expenses in our Fiscal 2008 Consolidated Statements of Operations:
•	Store payroll and store operating expenses
•	Home office payroll and other home office related expenses (not related to merchandise and design procurement)
•	Advertising and direct marketing costs
•	Distribution center costs, including receiving and warehouse costs
Distribution center costs amounted to $7.7 million, $8.6 million and $8.0 million for fiscal years 2008, 2007 and 2006, respectively.
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
In fiscal 2008, 256,000 restricted shares were granted with a total market value of $6.9 million. Of the shares granted, 145,000 are subject to a performance requirement that has not yet been met. Of the 111,000 remaining shares, all will vest ratably over a four-year vesting period. Of the original shares granted in fiscal 2008, approximately 69,000 have been cancelled as of January 31, 2009.
In fiscal 2007, 179,000 restricted shares were granted with a total market value of $6.4 million. Of the shares granted, 79,000 are subject to a performance requirement that has not yet been met and 12,000 were subject to performance criteria that has been met as of January 31, 2009. Of the 88,000 remaining shares, 83,000 shares will vest ratably over a four-year vesting period. The other 5,000 shares will be distributed at the end of a three-year cliff vesting period. Of the original shares granted in fiscal 2007, approximately 55,000 have been cancelled as of January 31, 2009.
In fiscal 2006, 201,000 restricted shares were granted with a total market value of $6.5 million. Of the total granted, 97,000 were subject to a performance requirement already met as of January 31, 2009. Of the 104,000 remaining shares, 99,000 shares were scheduled to vest ratably over a four-year vesting period. The remaining 5,000 shares will be distributed at the end of a two-year cliff vesting period. Of the original shares granted in fiscal 2006, approximately 88,000 have been cancelled as of January 31, 2009.

Compensation expense related to restricted shares amounted to $3.3 million, $4.7 million and $4.9 million for fiscal years 2008, 2007 and 2006, respectively.
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
For the 52-weeks ended January 31, 2009, our results of operations include $5.8 million ($3.9 million net of tax) of stock-based compensation expense. Of this amount, $2.5 million ($1.8 million net of tax) is attributable to stock option related expense. The additional stock-based compensation expense not related to stock options was associated with the vesting of restricted stock awards.
For the 52-weeks ended February 2, 2008, our results of operations include $7.7 million ($5.3 million net of tax) of stock-based compensation expense. Of this amount, $3.0 million ($2.4 million net of tax) is attributable to stock option related expense. The additional stock-based compensation expense not related to stock options was associated with the vesting of restricted stock awards.
For the 53-weeks ended February 3, 2007, our results of operations include $8.3 million ($5.6 million net of tax) of stock-based compensation. Of this amount, $3.4 million ($2.5 million net of tax) is attributable to our adoption of SFAS No. 123(R). The additional stock-based compensation expense not related to the adoption of SFAS No. 123(R) was associated with the vesting of restricted stock awards.
Prior to the adoption of SFAS No. 123(R), we presented the benefit of all tax deductions resulting from the exercise of stock options and restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $0.1 million, which were classified as financing cash inflows at January 31, 2009, would have been classified as operating cash inflows prior to the adoption of SFAS No. 123(R). Excess tax benefits of $1.6 million, which were classified as financing cash inflows at February 2, 2008, would have been classified as operating cash inflows prior to the adoption of SFAS No. 123(R). Excess tax benefits of $2.3 million, which were classified as financing cash inflows at February 3, 2007, would have been classified as operating cash inflows prior to the adoption of SFAS No. 123(R).

The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Fiscal Year
	2008	2007	2006
Expected life (in years)	4.4	5.3	5.3
Dividend rate	0%	0%	0%
Price volatility	40%	44%	47%
Risk-free interest rate	3.2%	4.7%	4.4%
The expected life estimate represents the expected period of time we believe the stock options will be outstanding, and is based on historical employee behavior, including exercises, cancellations, vesting and forfeiture information. The expected future stock price volatility estimate is based on the historical volatility of our common stock equal to the expected term of the option. The historic volatility is calculated as the annualized standard deviation of the differences in the natural logarithms of the weekly stock closing price.
The weighted average fair value of options granted was $5.76, $16.68 and $15.39 for fiscal 2008, 2007 and 2006, respectively. The initial forfeiture rate used in determining the expense related to option awards was 15% for fiscal 2008, 2007 and 2006, respectively. Our initial forfeiture rate is adjusted periodically to reflect actual cancellations throughout the year.
The following table is a summary of the balances and activity for the outstanding stock options for the fifty-two weeks ended January 31, 2009:

		Weighted	Weighted Average	Aggregate Intrinsic
		Average	Remaining Contractual	Value
	Number of Shares	Exercise Price	Term (in years)	(in thousands)
Fifty-Two weeks ended January 31, 2009:

Outstanding, February 2, 2008	1,612,375	$27.65
Granted	746,714	15.28
Exercised	(12,762)	17.21
Cancelled/Expired	(378,456)	29.88

Outstanding, January 31, 2009	1,967,871	$22.66	6.3	$—

Vested or expected to vest, January 31, 2009	1,860,770	$23.10	6.1	$—

Exercisable, January 31, 2009	1,010,900	$25.14	3.8	$—

The aggregate intrinsic values in the table above are zero as the fair value of all outstanding options was above our closing stock price as of the last trading day of the fiscal year. These values are based on our closing stock price of $2.69 as of the last trading day of the year ended January 31, 2009. The total intrinsic value for stock options exercised during fiscal 2008, 2007 and 2006 was $0.1 million, $3.7 million, and $7.1 million, respectively. Total proceeds received from the exercise of stock options during fiscal 2008, 2007 and 2006 were $0.2 million, $4.1 million and $8.9 million, respectively. Tax benefit realized from stock options exercised during fiscal 2008, 2007 and 2006 was $0.0 million, $1.1 million and $2.2 million, respectively.

The following table is a summary of the balance and activity for the Plans related to restricted stock granted as compensation to employees for the 52-weeks ended January 31, 2009:

		Weighted Average Grant
	Number of Shares	Date Fair Value
Outstanding, beginning of year	511,638	$29.52
Granted	255,892	26.88
Vested	(132,400)	29.64
Cancelled	(149,893)	33.28

Outstanding, end of year	485,237	$28.95

As of January 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock was approximately $10.1 million, which is expected to be recognized over a weighted average period of approximately 2.2 years. As of February 2, 2008, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock was approximately $11.5 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.
Earnings Per Share
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method in accordance with SFAS 128, “Earnings per Share”. For fiscal year 2007, also reflected is the potential dilution that could have occurred under the option of settling the purchase price adjustment in common shares at the settlement of the Accelerated Share Repurchase (“ASR”). Refer to Note 10 of our Consolidated Financial Statements for further information regarding the ASR. Earnings per diluted share is not applicable in periods when a loss from continuing operations exists. In these periods, the diluted computation must be the same as the basic computation.
The following table shows the amounts used in the computation of basic and earnings per diluted share (in thousands):

	Fiscal Year
	2008	2007	2006
Net (loss) / income as reported	$(17,145)	$52,574	$64,821

Weighted average common shares — basic	24,759	28,548	32,521
Dilutive effect of stock options and restricted stock	—	440	677
Dilutive effect of accelerated share repurchase	—	111	—

Weighted average common shares — diluted	24,759	29,099	33,198

If net income had been achieved in fiscal 2008, certain options would have been excluded from the calculation of earnings per diluted share as their strike price exceeded the average market price of the common shares for the reporting periods. For the 52-weeks ended January 31, 2009, options to purchase 1,503,800 common shares would have been excluded from the computation as the grant date fair value was below the average stock price for the year. Due to the options’ strike prices exceeding the average market price of the common shares for the reporting periods, options to purchase 279,900 and 15,000 common shares were not included in the computation of weighted average common shares — diluted for fiscal years 2007 and 2006, respectively. Restricted shares of 47,600 with associated performance criteria not expected to be met would also have been excluded from the computation at January 31, 2009.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are in the process of evaluating the effects of the adoption of SFAS No. 161 but do not expect any material impact on our financial position, results of operations or cash flows.
We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.
2. Investments
At January 31, 2009, we held no investments in securities classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determined the appropriate classification at the time of purchase. All such securities held by us at February 2, 2008 included municipal debt securities issued by states of the United States or political subdivisions of the states.
The table below details the investments classified as held-to-maturity owned by us at January 31, 2009 and February 2, 2008, respectively (in thousands):

	January 31, 2009		February 2, 2008
	Maturity of		Maturity of
	Less than 1		Less than 1
	Year	1 to 5 Years	Year	1 to 5 Years
Fair value	$—	$—	$21,381	$—
Gross unrecognized holding gains	—	—	—	—
Gross unrecognized holding losses	—	—	(61)	—

Net carrying amount	$—	$—	$21,320	$—

During fiscal 2008, $0.7 million of cash was used to purchase held-to-maturity securities while $22.0 million of cash was generated by the maturation of held-to-maturity securities. During fiscal 2007, $17.0 million of cash was used to purchase held-to-maturity securities while $26.8 million of cash was generated by the maturation of held-to-maturity securities.
Investments at January 31, 2009 include variable rate demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we have no accumulated unrealized gains or losses in other comprehensive income from these current investments. All income generated from these investments is recognized as interest income.

The table below details the marketable securities classified as available-for-sale owned by us at January 31, 2009 and February 2, 2008, respectively (in thousands):

	January 31, 2009	February 2, 2008
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Fair value	$8,000	$48,895
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$8,000	$48,895

During fiscal 2008, $8.0 million of cash was used to purchase available-for-sale securities while $48.9 million of cash was generated by the sale of available-for-sale securities. During fiscal 2007, $147.6 million of cash was used to purchase available-for-sale securities while $183.6 million of cash was generated by the sale of available-for-sale securities.
3. Accounts Receivable
Accounts receivable consisted of (in thousands):

	January 31,	February 2,
	2009	2008
Federal and state taxes	$27,162	$—
International	2,315	980
Tenant allowances and landlord receivables	2,163	6,920
Vendor claims	1,121	1,453
Other	2,846	3,204

Total	$35,607	$12,557

The allowance for doubtful accounts totaled $0.1 million and $0.6 million at January 31, 2009 and February 2, 2008, respectively.
4. Property and Equipment
Property and equipment, at cost, consisted of (in thousands):

	January 31,	February 2,
	2009	2008
Land	$16,424	$16,424
Buildings	56,253	55,093
Furniture, fixtures and equipment	250,205	248,371
Leaseholds improvements	188,024	164,228
Construction-in-progress	5,185	12,917

Total	516,091	497,033
Less: accumulated depreciation	(215,006)	(195,628)

Property and equipment, net	$301,085	$301,405

5. Leased Facilities And Commitments
We operate stores under lease agreements expiring on various dates through January 2020. The initial terms of leases are generally ten years. Annual store rent is generally composed of a fixed minimum amount, plus, in certain cases, a contingent rent based on a percentage of sales over a given period exceeding a stipulated amount. In certain cases, rent is based solely on a fixed percentage of our gross monthly store sales. We do not include an estimate of contingent rental payments in calculating our deferred rent liability as those payments are based on factors directly related to the future use of the leased property and cannot be determined at the execution of the lease. However, in cases where it is likely we will exceed the sales threshold for a given period, we will estimate and accrue contingent rent expense prior to the achievement of the specified sales levels. Many of the leases provide for future rent escalations and renewal options. Most leases require that we pay taxes, common area maintenance costs and certain other expenses.
In addition, we lease certain office and technology equipment under operating lease agreements that expire at various dates through 2011.
A summary of rent expense for fiscal 2008, 2007 and 2006 follows (in thousands):

	Fiscal Year
	2008	2007	2006

Fixed minimum	$95,824	$84,756	$71,754
Contingent	3,117	3,310	3,312
Amortization of tenant allowances	(11,101)	(9,670)	(8,548)

Total store rent	87,840	78,396	66,518
Equipment and other	4,601	5,482	2,345

Total rent expense	$92,441	$83,878	$68,863

A summary of rent commitments under non-cancelable operating leases as of January 31, 2009 follows (in thousands):

2009	$96,516
2010	$89,544
2011	$81,797
2012	$76,170
2013	$70,639
Thereafter	$215,074
6. Accrued Expenses
Accrued expenses consisted of (in thousands):

	January 31,	February 2,
	2009	2008
Compensation, payroll taxes and benefits	$7,480	$20,486
Rent and store expenses	15,715	17,148
Taxes, other than income and payroll	4,799	6,109
Insurance	3,820	3,249
Marketing	1,728	517
Severance and restructuring	5,211	4,661
Fabric cancellations	1,249	1,337
Interest	1,130	1,570
Other	3,286	1,733

Total	$44,418	$56,810

7. Debt
In September 2007, we entered into an unsecured $275.0 million credit agreement with Bank of America, N.A. (“Bank of America”) and various other lenders (the “credit facility”). The credit facility replaced the October 2005 credit facility and provided for a $100.0 million revolving line of credit, which could be increased to $150.0 million at our option under certain circumstances and subject to the approval of our lenders. The credit facility was available for direct borrowing, issuance of letters of credit, stock repurchases, and general corporate purchases, and was guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. A portion of the credit facility in an aggregate amount not to exceed $20.0 million was available for swingline loans. The credit facility also contained a delayed draw term loan in an aggregate principal amount not to exceed $175.0 million (the “Term Loan”) for financing repurchases of common stock. As of January 31, 2009, the total outstanding borrowings of the Term Loan were used for share repurchases. On January 30, 2009, we made our first contractual repayment of $8.8 million and as of the end of the fiscal year, $166.3 million was outstanding under the Term Loan. Due to its contractual nature, the carrying amount of borrowings under the term loan is considered to approximate its fair values. The credit facility is scheduled to mature on September 12, 2012.
As described in detail in Note 17, we amended the credit facility in February 2009 (the “Amended Credit Facility”). This Amended Credit Facility is now secured and changed the financial covenants and reduced the revolving line of credit to a maximum of $50.0 million from the original $100.0 million and the option to increase the facility by an additional $50.0 million has been eliminated. Swingline loans will continue to be available up to $20.0 million under the line of credit.
The amendment also revised our scheduled repayment of the Term Loan to include monthly principal payments in the amount of $500,000 for the months of February through December of each fiscal year, to be made on the last business day of each month commencing February 27, 2009 and ending the month before the final payment. We are still obligated to make a principal payment of $8.8 million on the last business day of each fiscal year commencing on January 29, 2010. The scheduled maturity of September 12, 2012 has not changed. A final payment of $120.0 million, along with any unpaid interest, is scheduled to occur at the maturity.
Under the Amended Credit Facility, interest on the outstanding unpaid principal amount of the Term Loan shall be paid based on our choosing of either a Prime rate or LIBOR quoted for one, two, three or six months, plus the applicable spread. The applicable margins for loans bearing interest at the Prime rate option will be 375 bps, and the LIBOR option shall be 350 bps. The applicable margins shall be fixed and not be periodically adjusted.
The Amended Credit Facility contains financial covenants which require us to maintain certain coverage and leverage ratios, and they also restrict our ability to incur additional debt. At the current time, we are in compliance with all terms of the amended credit facility. The Amended Credit Facility also places additional restrictions on our ability to repurchase stock and declare or pay dividends, as well as restricts our annual capital expenditures. Our failure to comply with these covenants or restrictions could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows. The alternatives available to us if in default of our covenants would include renegotiating terms of the credit agreement, obtaining waivers from the lenders, obtaining a new credit agreement with another bank or group of lenders, which may contain different terms, or seek additional equity financing.
Except for the use of the Term Loan as described in Note 10, as of January 31, 2009, we currently have no direct borrowings outstanding under the credit facility. At the end of fiscal 2008 and 2007, amounts available under the then existing credit facility were $100.0 million and $98.9 million, respectively. Amounts outstanding under the credit facility were $39,000 and $1.1 million as of January 31, 2009 and February 2, 2008, respectively.

8. Derivative Instruments
During fiscal year 2007, we entered into a derivative financial instrument to reduce our exposure to market risk resulting from fluctuations in interest rates associated with our variable rate debt. This was accomplished through the use of an interest rate swap which qualifies as a cash flow hedge under Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” We designate at inception whether the derivative contract is considered hedging or non-hedging for SFAS No. 133 accounting purposes. All derivative instruments are recognized on the balance sheet as either assets or liabilities depending on the rights or obligations under the contract. The derivative instruments are to be measured at fair value based on expected future cash flows. Under cash flow hedge accounting, the effective portion of the change in fair value of the interest rate swap designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining change in fair value on the derivative instrument, if any, shall be recognized currently in earnings. For SFAS No. 133 hedges, we formally document at inception the relationship between the hedging instrument and the hedged item, as well as our risk management objectives and strategies for undertaking the accounting hedge.
In December 2007, we entered into an interest rate swap under the policy described above, having an initial notional amount of $157.5 million to hedge the variable interest rate risk associated with a portion of our $175.0 million of debt initially outstanding under the term loan component of our credit facility, as described in Note 7 to our Consolidated Financial Statements. The initial notional amount of the interest rate swap is scheduled to decline in order to reflect the scheduled reduction in the hedged item in the Term Loan component of the credit facility. Under the terms of the interest rate swap agreement, we will receive a floating rate of interest based on 3-month LIBOR and pay a fixed interest rate of 4.212%, through maturity of the interest rate swap in September 2012. Net payments will be made or received quarterly. The interest rate swap was accounted for as a hedge and, accordingly, any difference between amounts paid and received was recorded as interest expense. The impact on net interest expense as a result of this agreement is an increase of $1.9 million for the year ended January 31, 2009. Notwithstanding the terms of the interest rate swap agreement, we are obligated for all amounts due and payable under the credit facility.
In accordance with SFAS No. 133, we have recorded the interest rate swap at fair value at January 31, 2009 resulting in a liability of $8.7 million reported in “Accrued straight-line rent, unrecognized tax benefits and other” on our Consolidated Balance Sheet. This fair value adjustment resulted in a decrease of $4.1 million (net of tax of $1.4 million) in accumulated other comprehensive income. The fair value of the interest rate swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Additionally, we have reviewed the effectiveness of the interest rate swap at year-end and have determined there to be no ineffectiveness for the year ended January 31, 2009.
From time to time, we may enter into additional derivative financial instruments to manage our exposure to market risk resulting from fluctuations in interest rates.

9. Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2008	2007	2006
Current:
Federal	$(24,961)	$26,277	$34,508
State	(2,501)	1,432	3,636
Foreign	3,552	938	334

Total current	(23,910)	28,647	38,478
Deferred:
Federal	16,875	986	(2,140)
State	2,254	509	(250)
Foreign	(316)	(59)	(81)

Total deferred	18,813	1,436	(2,471)

Total income tax provision	$(5,097)	$30,083	$36,007

The foreign component of pretax income, arising principally from overseas sourcing operations, was $11.1 million in fiscal 2008, $5.0 million in fiscal 2007 and $1.4 million in fiscal 2006. We have provided for U.S. tax on our foreign earnings associated with subsidiaries in Hong Kong and Puerto Rico since these earnings are no longer permanently reinvested outside the U.S.
A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal Year
	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5	3.7	3.3
Executive compensation in excess of $1.0 million	(9.0)	0.5	0.0
Uncertain tax positions	(3.7)	0.4	0.5
State tax settlements	3.4	(2.2)	(1.1)
Corporate owned life insurance	(3.1)	0.2	(0.5)
Other	(1.2)	(1.2)	(1.5)

Total effective income tax rate	22.9%	36.4%	35.7%

The effect of temporary differences, which give rise to net deferred tax balances, was as follows (in thousands):

	January 31, 2009			February 2, 2008
	Assets	Liabilities	Total	Assets	Liabilities	Total

Property and equipment	$—	$(27,173)	$(27,173)	$—	$(17,453)	$(17,453)
Rent	7,945	—	7,945	6,885	—	6,885
Inventory	3,062	—	3,062	3,546	—	3,546
Accrued expenses	9,452	—	9,452	17,366	—	17,366
Store supplies — basis differential	—	(6,231)	(6,231)	—	(6,254)	(6,254)
Interest rate swap in Other Comprehensive Income	3,195	—	3,195	1,755	—	1,755
State and local income taxes	3,023	—	3,023	3,556	—	3,556
Other, net	5,061	(1,177)	3,884	3,681	—	3,681

Total deferred income taxes	$31,738	$(34,581)	$(2,843)	$36,789	$(23,707)	$13,082

The net change in deferred tax assets and liabilities was due primarily to a decrease in the long-term deferred tax asset related to our deferred compensation plan and an increase in the long-term deferred tax liability related to depreciable fixed assets.
Our net deferred tax liability as of January 31, 2009 reflects a $1.6 million current year reduction related to the deferred tax balance received from Limited Brands at the time of our spin-off.
We generated state net operating loss carryforwards of approximately $0.5 million, net of federal benefit during the year ended January 31, 2009. These loss carryforwards expire during the years 2013 to 2028.
No valuation allowance has been provided for deferred tax assets because we believe it is reasonably certain the full amount of the net deferred tax assets will be realized in the future.
Income taxes included in the Consolidated Balance Sheets are as follows:

	January 31,	February 2,
	2009	2008
Included in accounts receivable (net)
Current taxes receivable	$27,162	—

Included in prepaid expenses
Current deferred tax assets	469	2,801

Long-term deferred tax assets	22	10,302

Included in income taxes payable and unrecognized tax benefits
Current taxes payable	(2,197)	(11,909)
Current deferred taxes payable	(551)	—

Included in accrued straight line rent, unrecognized tax benefits and other
Non-current taxes payable	(9,705)	(9,977)
Long-term deferred tax liabilities	(2,783)	(21)
The change in current taxes receivable and payable is primarily attributable to the tax benefit of the pre-tax U.S. loss that will be carried back to obtain refunds of taxes paid for the year ended February 3, 2007 and to estimated taxes paid in the current year that will be refunded. The change in current deferred tax assets was primarily the result of the resolution of certain tax examinations and settlements. The change in the long-term deferred tax assets and liabilities was primarily the result of favorable tax depreciation rules in 2008 and a current deduction for distributions from the deferred compensation plan.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under FIN 48, tax benefits are only recognized for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. Unrecognized tax benefits are tax benefits claimed in our income tax returns that do not meet these recognition and measurement standards.

We adopted FIN 48 on February 4, 2007. As a result of the implementation of FIN48, we recorded a tax decrease of $2.6 million to the February 4, 2007 balance of retained earnings. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended January 31, 2009 and February 2, 2008, respectively, is as follows (in thousands):

Total Unrecognized
Tax Benefits
Balance at February 4, 2007	12,623
Additions for tax positions of prior years	520
Reductions for tax positions of prior years	(2,180)
Additions for tax positions of current year	4,396
Reductions for tax positions of current year	—
Settlements with tax authorities	(1,824)
Reductions due to lapse of applicable statutes of limitation	(118)

Balance at February 2, 2008	$13,417

Additions for tax positions of prior years	1,624
Reductions for tax positions of prior years	(1,226)
Additions for tax positions of current year	1,498
Reductions for tax positions of current year	(3,750)
Settlements with tax authorities	(2,418)
Reductions due to lapse of applicable statutes of limitation	(132)

Balance at January 31, 2009	$9,013

Included in the $9.0 million balance at January 31, 2009 and the $13.4 million balance at February 2, 2008 were $3.0 million and $6.0 million, respectively, of unrecognized tax benefits that, if recognized, would reduce our effective tax rate. The remaining unrecognized tax benefits related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Recognition of these tax benefits would reduce our effective tax rate only through a reduction of the corresponding interest and penalties that are separately accrued.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended February 2, 2008, we accrued $0.8 million gross ($0.5 million, net) for interest and penalties. During the year ended January 31, 2009, we released $0.7 million gross ($0.4 million, net) of accrued interest and accrued an additional $0.3 million (gross and net) in penalties for a total reduction of $0.4 million gross ($0.1 million, net) to unrecognized tax benefits. Total accrued gross liabilities for interest and penalties were $1.9 million at January 31, 2009 and $2.3 million at February 2, 2008.
The Internal Revenue Service began its examination of our fiscal 2004, 2005 and 2006 income tax returns during the first quarter of fiscal 2007. The examination was concluded in the fourth quarter of fiscal 2008 resulting in a settlement with the IRS on an issue involving our foreign operations. We have appealed the only non-agreed issue in the examination. We do not expect the resolution of the appealed issue to occur within the next 12 months. We are also currently under examination by several state jurisdictions for fiscal periods from 2000 through 2006. With few exceptions, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005.
Our unrecognized tax benefits include various federal issues associated with the timing of when we should claim a deduction or recognize a component of income. We also have unrecognized tax benefits for various state issues. We believe it is reasonably possible that the amount of unrecognized tax benefits will significantly decrease within 12 months due to the anticipated settlement of the examinations with various states. An estimate of the range of such decrease is between $0.5 million and $1.0 million.

10. Share Repurchase Program
The share repurchase program was originally authorized by the Board of Directors in November 2004 as a means of enhancing shareholder value and was previously amended in November 2005 and August 2006. As of fiscal year end 2006, $105.0 million was remaining under the August 2006 Board authorized share repurchase program (“August 2006 Share Repurchase Program”). In the first quarter of fiscal 2007, we used $59.2 million under the August 2006 Share Repurchase Program to repurchase 1.6 million shares of our common stock. In May 2007, our Board of Directors reauthorized the share repurchase program and increased the amount available to $150.0 million (“May 2007 Share Repurchase Program”). Subsequent to this reauthorization in the second quarter of fiscal 2007, we repurchased approximately 40,000 shares, for $1.7 million, under the May 2007 Share Repurchase Program. As of fiscal year end 2007, $148.3 million was remaining under the May 2007 Board authorized Share Repurchase Program (“May 2007 Share Repurchase Program”). In the first fiscal quarter of 2008, we made the required one-time $5.9 million settlement payment in order to complete the accelerated share repurchase program (the “ASR”). The payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.3 million. There can be no assurance we will repurchase any additional shares under the May 2007 Share Repurchase Program. Under our Amended Credit Facility, we are restricted from repurchasing any of our common shares.
In September 2007, our Board of Directors authorized the repurchase of up to $175.0 million of outstanding common shares (the “September 2007 Share Repurchase Program”). The September 2007 Share Repurchase Program supplemented the May 2007 Share Repurchase Program. On September 13, 2007, we entered into an agreement with Bank of America to purchase 5.2 million shares of Tween Brands common stock at an initial purchase price of $27.55 per share as part of an ASR. The Term Loan, described in Note 7, was used to fund the ASR, and accordingly, approximately $143.3 million was borrowed under the Term Loan in connection with the initial purchase of shares under the ASR. Pursuant to the ASR, Bank of America purchased shares of our common stock in the open market during a period ending on February 22, 2008. Following our initial draw under the Term Loan on September 13, 2007 to fund the ASR, we used the remaining funds from the Term Loan to repurchase an additional 952,300 shares for $31.7 million under the September 2007 Share Repurchase Program. Upon completion of the ASR, the initial price of the shares purchased by us from Bank of America was subject to a price adjustment based on the volume weighted average price of the shares during this period. The price adjustment had a pre-established maximum threshold for a portion of the transaction and spans an averaging period which could not exceed five months. In the first fiscal quarter of 2008, we made a one-time $5.9 million settlement payment as required under the terms of the ASR, as discussed above. As stated above, the payment reduced the authorization remaining under the May 2007 Share Repurchase Program to $142.3 million. Total consideration paid to repurchase the shares was recorded as a treasury stock repurchase which resulted in a reduction of Shareholders’ Equity and a reduction of common shares outstanding. No purchases or payments have been made related to treasury stock in the second, third or fourth fiscal quarters of 2008.
11. Retirement Benefits
We sponsor a qualified defined contribution retirement plan called the Tween Brands, Inc. 401(k) Savings and Retirement Plan (“401(k)”). Participation in this qualified plan is available to all associates who have completed 1,000 or more hours of service during certain 12-month periods and attained the age of 21. The 401(k) allows for annual discretionary contributions of 3% or 4% of compensation up to the Social Security taxable wage base plus 6% or 7% for earnings above the Social Security wage base up to $230,000. If made, these discretionary contributions vest based on years of service with 100% vesting occurring after 6 years. Associates may also make pre-tax 401(k) contributions up to the limits set by the Internal Revenue Service. Historically, eligible participating associates have also received a 401(k) matching contribution of 100% of their initial contribution up to 4% of compensation. In fiscal 2008, we suspended the annual discretionary contribution for 2008 which is normally made in 2009, and matching contributions to the plan effective April 1, 2009.

We have also established the “Tween Brands 409A Non-qualified Deferred Compensation Plan” (“NQDC”). The NQDC is for our highly compensated associates. The NQDC allows participating associates to defer the receipt of up to 50% of their base compensation and up to 50% of their eligible bonus compensation. Historically, associates covered by the NQDC receive a matching contribution of 200% of their salary deferral up to 3% of compensation. The NQDC allows for an annual discretionary contribution ranging from 6% to 8% of compensation in excess of $230,000 for fiscal 2008. In fiscal 2008, we suspended the annual discretionary contribution for 2008 which is normally made in 2009, and matching contributions to the plan effective April 1, 2009.
During fiscal 2008, in conjunction with the transition to Internal Revenue Service (“IRS”) code Section 409A, the IRS allowed participants to take advantage of a one-time opportunity to receive benefits from the NQDC without penalty if elected on or before December 31, 2008. The majority of participants in the plan elected to receive distribution of their account balances, reducing the NQDC balance significantly. Similarly, the life insurance contracts were then liquidated to fund the distributions to participants. The money market instruments were then reclassified to Restricted Assets on the Consolidated Balance Sheets.
In accordance with EITF No. 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust,” the assets and liabilities of the rabbi trust are accounted for as assets and liabilities of Tween Brands, Inc. The trust’s investment in variable life insurance contracts is included in “Assets held in trust and other” on our Consolidated Balance Sheets. This balance was $0.0 million and $23.6 million at January 31, 2009 and February 2, 2008, respectively. Our obligation to participating associates of $1.2 million and $21.3 million at January 31, 2009 and February 2, 2008, respectively, is reflected in the “Supplemental retirement and deferred compensation liability” on the Consolidated Balance Sheets. All income and expenses related to the rabbi trust are reflected in our Consolidated Statements of Operations.
The expense for retirement benefits was $2.1 million, $4.8 million, and $5.5 million in fiscal years 2008, 2007 and 2006, respectively.
12. Restructuring
In August 2008 we announced our plan to convert all Limited Too stores to our more value-oriented Justice store brand in order to drive profitability. By refocusing on one store brand, we expect to achieve substantial savings from reduced headcount in the home office, as well as reduced marketing and store operation expenses. In conjunction with the store conversion, we have eliminated approximately 170 positions and closed 16 underperforming stores. The signage conversion is expected to be nearly complete by the end of the first fiscal quarter of 2009.
As a result of this conversion plan, we have incurred $19.0 million of restructuring charges consisting of $8.2 million related to the writeoff of IT systems, $5.3 million related to severance, $4.3 million related to the removal of store signage and store closures, and $1.2 million related to international conversion costs and other miscellaneous restructuring costs. These costs are shown on our Consolidated Statements of Operations in the “Restructuring charges” line.
The amount accrued as a liability as of the end of the 2008 fiscal year totaled $3.6 million as shown in the table below (in thousands). This liability amount is reported in “Accrued expenses” on our Consolidated Balance Sheet.

	January 31, 2009	February 2, 2008
Accrued restructuring charges, beginning of year	$—	$—
Costs incurred and charged to expense	18,992	—
Costs paid or settled	(15,419)	—
Other adjustments	—	—

Accrued restructuring charges, end of year	$3,573	$—

Upon completion of the conversion, the Justice chain, which had 338 stores as of the end of the fiscal year, is expected to have more than 900 stores nationwide. We do not plan to operate any Limited Too stores in the United States after the conversion, but intend to continue selling Limited Too branded product at Justice stores and online.
13. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157, as issued, was effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. As of February 3, 2008, we adopted SFAS No. 157 for financial assets and liabilities only. As of January 31, 2009, the financial assets and liabilities subject to SFAS No. 157 consisted of investments, cash equivalents, restricted cash related to our deferred compensation plan and an interest rate swap derivative liability, totaling $8.0 million, $53.3 million, $1.2 million and $8.7 million, respectively. As discussed in Note 2 of our Consolidated Financial Statements, we typically hold investments in securities classified as held-to-maturity as well as variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. Some of these investments, along with our cash equivalents and certain restricted assets have Level 1 inputs, as the fair value is based on unadjusted, quoted prices for identical assets or liabilities in active markets at the end of the fiscal year. The interest rate swap derivative liability and $6.0 million of the $8.0 million of our investments have Level 2 inputs, as the fair value is based on inputs other than quoted prices, but is observable through corroboration with market data at the end of the fiscal year. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The standard also established presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The FASB permitted entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. We adopted SFAS 159 effective February 3, 2008. At adoption, we did not elect the fair value option for any assets or liabilities.
14. Impairment
Long-lived assets are reviewed for impairment quarterly or when circumstances indicate the carrying values of such assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If impairment has occurred, the amount of impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. Expenses related to the impairment of long-lived assets were $0.4 million, $0.0 million and $0.0 million for fiscal years 2008, 2007 and 2006, respectively and resulted from the current economic environment as it relates to the retail industry.

15. Legal Matters
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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a First Amended Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a First Amended Consolidated Complaint and on October 3, 2008, the lead plaintiff filed an Amended Consolidated Complaint. On November 17, 2008, a Motion to Dismiss the Amended Consolidated Complaint was filed on behalf of all defendants. On January 30, 2009, lead plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On March 2, 2009, defendants filed a Reply in Support of the Motion to Dismiss.
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
16. Quarterly Financial Data (unaudited, in thousands, except per share amounts)

FY 2008	First	Second	Third	Fourth
Net sales	$251,738	$223,102	$254,273	$265,949
Gross income	86,341	61,786	85,643	58,374
Store operating, general and administrative expenses	77,893	71,101	72,276	66,726
Net income / (Loss)	4,280	(6,679)	(831)	(13,915)
Earnings / (Loss) per share — basic	$0.17	$(0.27)	$(0.03)	$(0.56)
Earnings / (Loss) per share — diluted	$0.17	$(0.27)	$(0.03)	$(0.56)

FY 2007	First	Second	Third	Fourth
Net sales	$223,228	$213,703	$260,910	$316,130
Gross income	84,558	68,508	93,926	122,389
Store operating, general and administrative expenses	66,530	66,383	72,699	79,447
Net income	12,466	2,107	13,002	24,999
Earnings per share — basic	$0.40	$0.07	$0.47	$1.01
Earnings per share — diluted	$0.39	$0.07	$0.46	$1.00

Historically, our operations and results have been seasonally skewed, with a significant amount of net sales and net income occurring in the fourth fiscal quarter, reflecting increased demand during the year-end holiday selling season and, to a lesser extent, the third quarter, reflecting increased demand during the back-to-school selling season. During fiscal 2008, the third and fourth fiscal quarters accounted for approximately 52% of our sales. Our quarterly results of operations may also fluctuate based upon such factors as the timing of certain holiday seasons and related marketing, the number and timing of new store openings, store closings, refurbishments and relocations, the amount of net sales contributed by new and existing stores, the timing and level of markdowns, competitive factors, weather and general economic conditions.
17. Subsequent Events
On February 23, 2009, we amended the terms and conditions of our credit facility to provide for an easing of the original leverage and coverage ratio financial covenants. Additionally, the facility will become secured by our assets and the undrawn revolving credit facility will be reduced from $100.0 million to a maximum of $50.0 million.
A summary of the key elements of the Amended Credit Facility follows. The leverage financial covenant limits the ratio of consolidated senior debt to earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) on a trailing four quarter basis to an initial maximum of 7.65 measured quarterly beginning at the end of fourth quarter of fiscal year 2009, with the maximum limit declining over time. The coverage financial covenant limits the ratio of EBITDAR to rent and interest expense on a trailing four quarter basis to an initial minimum of 1.00 measured on a quarterly basis beginning at the end of fourth quarter of fiscal year 2008, with the minimum required ratio changing over time.
Pricing of the facility has been adjusted to reflect current market rates, resulting in an increase to LIBOR plus margin of 350 basis points from the previous margin of 80 basis points. Our annual capital investment levels, net of tenant allowances, which are also governed by the amendment, consist of a maximum of $10.0 million in 2009 and increase in future years. The Amended Credit Facility also restricts our ability to declare or pay dividends and to repurchase our common stock.
While the maturity date of the facility remains at September 12, 2012, the Company is required to make monthly principal payments on the outstanding term loan in the amount of $500,000 payable on the last business day of February through December of each year beginning February 27, 2009. Consistent with the original term loan repayment schedule, the Company is required to make an $8.8 million principal payment at the end of each fiscal year commencing on or about January 29, 2010.

The table below details the Term Loan principal payment obligations as of the date of the amendment (in thousands):

Payment Description	Annual Amount
Amount Outstanding as of January 31, 2009	$166,250

Fiscal 2009 Monthly Payments	$5,500
Fiscal 2009 Annual Principal Payment	8,750

Fiscal 2010 Monthly Payments	5,500
Fiscal 2010 Annual Principal Payment	8,750

Fiscal 2011 Monthly Payments	5,500
Fiscal 2011 Annual Principal Payment	8,750

Fiscal 2012 Monthly Payments	3,500
Fiscal 2012 Final Payment	120,000

Total Remaining after September 12, 2012	$—
Additionally, on February 25, we announced the decision to eliminate an additional 85 positions, 49 of which were populated, in order to address the ongoing macro-economic pressures which continue to affect our business. This is in addition to the 150 positions that were eliminated in conjunction with our August 2008 announcement to shift to one store brand.
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
We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design of the effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on the evaluation. Based on this evaluation, we concluded that our internal control over financial reporting was effective as of January 31, 2009.
The effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report on page 76 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting:
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Prior to the date of this filing, certain changes in responsibility for performing internal control procedures occurred as a result of positions eliminated as part of our restructuring. Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated these changes in our internal control over financial reporting and believes we have taken the necessary steps to establish and maintain effective internal controls over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Tween Brands, Inc.
New Albany, Ohio:
We have audited the internal control over financial reporting of Tween Brands, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the fiscal year ended January 31, 2009 of the Company and our report dated March 31, 2009 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Columbus, Ohio
March 31, 2009
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is set forth under the captions “ELECTION OF DIRECTORS” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our proxy statement for the Annual Meeting of Stockholders to be held May 21, 2009 (the “Proxy Statement”) and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements.
The following Consolidated Financial Statements of Tween Brands, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to Item 8:
•	Consolidated Statements of Operations for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.
•	Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008.
•	Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.
•	Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2009, February 2, 2008 and February 283 2007.
•	Notes to Consolidated Financial Statements.
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

10.8	Too, Inc. Incentive Compensation Plan (incorporated by reference to the Company’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders filed on April 7, 2004).

10.9	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2005).

10.10	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 11, 2005).

10.11
2005 Stock Plan for Non-Associate Directors (incorporated by reference to Appendix B to the Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders held May 19, 2005, filed April 20, 2005).

10.12
2005 Stock Option and Performance Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s Special Meeting of Stockholders held October 31, 2005, filed September 28, 2005).

10.13	Form of Notice of Grant of Stock Options (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 21, 2006).

10.14	Form of Notice of Grant of Restricted Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 21, 2006).

10.15	Employment Agreement, effective as of January 29, 2007, between the Company and Kenneth T. Stevens (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 23, 2007).

10.16	Form of Notice of Grant of Stock Award Agreement Acknowledgement of Receipt (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed April 3, 2007).

10.17
Separation Pay, Confidentiality & Non-Competition Agreement, dated July 26, 2006, between the Company and Paul C. Carbone (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed April 3, 2007).

10.18
Credit Agreement, dated as of September 12, 2007, by and among Tween Brands, Inc., and each of Tween Brands, Inc.’s domestic subsidiaries. As Guarantors, Bank of America, N.A., as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 14, 2007).

10.19
Enhanced Overnight Share Repurchase Agreement, dated September 13, 2007, by and between Tween Brands, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 14, 2007).

10.20	Michael Keane Offer Letter Dated July 12, 2007 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed March 28, 2008).

10.21
ISDA Master Agreement, dated as of December 27, 2007, by and between Tween Brands, Inc. and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed March 28, 2008).

10.21
First Amendment to Credit Agreement, dated March 7, 2008, by and among Tween Brands, Inc., and each of Tween Brands, Inc.’s domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed June 9, 2008).

10.22
Second Amendment to Credit Agreement, dated May 14, 2008, by and among Tween Brands, Inc., and each of Tween Brands, Inc.’s domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed September 8, 2008).

10.23
Third Amendment to Credit Agreement, dated February 23, 2009, among Tween Brands, Inc., each of Tween Brands, Inc.’s domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, and the various Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 25, 2009).

10.24	Employment Agreement between the Company and Michael W. Rayden, dated December 3, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 9, 2008).

10.25	Executive Agreement between the Company and Michael W. Rayden, dated December 3, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 9, 2008).

10.26	Executive Agreement between the Company and Rolando de Aguiar, dated September 26, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 2, 2008).

10.27	Executive Agreement between the Company and Michael Keane, dated September 26, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 2, 2008).

10.28	Executive Agreement between the Company and Gregory J. Henchel, dated September 26, 2008 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 2, 2008).

10.29	Executive Agreement between the Company and Ronnie Robinson, dated September 26, 2008.*

10.30	Letter Agreement between the Company and Paul C. Carbone, effective as of February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 18, 2008).

10.31	Rolando de Aguiar Offer Letter Dated May 8, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 22, 2008).

10.32
Confidentiality, Non-Competition and Separation Pay Agreement between the Company and Rolando de Aguiar, dated May 8, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 22, 2008).

21	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche, LLP. *

24	Powers of Attorney.*

31.1	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Periodic Report by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Periodic Report by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.

**	Furnished with this report.
(b)	Exhibits.

The exhibits to this report are listed in section (a) (3) of Item 15 above.

(c)	Financial Statement Schedules.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	TWEEN BRANDS, INC. (registrant)
/s/ Rolando de Aguiar
Rolando de Aguiar
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009:

Signature	Title

/s/ MICHAEL W. RAYDEN* Michael W. Rayden	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ ROLANDO DE AGUIAR* Rolando de Aguiar	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ELIZABETH M. EVEILLARD* Elizabeth M. Eveillard	Director

/s/ DAVID A. KRINSKY* David A. Krinsky	Director

/s/ PHILIP E. MALLOTT* Philip E. Mallott	Director

/s/ FREDRIC M. ROBERTS* Fredric M. Roberts	Director

/s/ KENNETH J. STROTTMAN* Kenneth James Strottman	Director

*
The undersigned, by signing his/her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

/s/ Rolando de Aguiar
Rolando de Aguiar
Attorney-in-fact

EXHIBIT INDEX
10.29	Executive Agreement between the Company and Ronnie Robinson, dated September 26, 2008.*

21	Subsidiaries of the Registrant.*

23.1	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche, LLP. *

24	Powers of Attorney.*

31.1	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Periodic Report by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Periodic Report by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with this report.

**	Furnished with this report.