Form 10-Q
period 2009-05-02
TWEEN BRANDS, INC.
filed 2009-06-09
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 5, 2009

$.01 Par Value	24,822,019 Shares

TWEEN BRANDS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008

Net sales	$205,225	$251,738
Cost of goods sold, including buying and occupancy costs	140,234	165,397

Gross income	64,991	86,341
Store operating, general and administrative expenses	62,949	77,893

Operating income	2,042	8,448
Interest (income)	(114)	(560)
Interest expense	3,988	2,341

(Loss) / Earnings before income taxes	(1,832)	6,667
(Benefit from) / Provision for income taxes	(397)	2,387

Net (loss) / income	$(1,435)	$4,280

(Loss) / Earnings per share:

Basic	$(0.06)	$0.17

Diluted	$(0.06)	$0.17

Weighted average common shares:

Basic	24,810	24,735

Diluted	24,810	25,061

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	May 2,	January 31,
	2009	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84,279	$72,154
Investments	—	8,000
Restricted assets	2,267	2,592
Accounts receivable, net	27,953	35,607
Inventories, net	76,741	88,523
Store supplies	17,703	18,053
Prepaid expenses	16,468	17,734

Total current assets	225,411	242,663

Property and equipment, net	295,270	301,085
Other assets	3,862	1,710

Total assets	$524,543	$545,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,999	$29,782
Accrued expenses	40,576	44,418
Deferred revenue	14,724	15,808
Current portion long-term debt	14,250	8,750
Income taxes payable and unrecognized tax benefits	2,343	2,748

Total current liabilities	90,892	101,506

Long-term debt	150,500	157,500
Deferred tenant allowances from landlords	66,158	68,439
Accrued straight-line rent, unrecognized tax benefits and other	42,419	42,240

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 37.1 million shares issued and 24.8 million shares outstanding at May 2, 2009 and January 31, 2009	371	371
Treasury stock, at cost, 12.3 million shares at May 2, 2009 and January 31, 2009	(362,459)	(362,459)
Paid in capital	192,616	192,367
Retained earnings	349,528	350,963
Accumulated other comprehensive loss	(5,482)	(5,469)

Total shareholders’ equity	174,574	175,773

Total liabilities and shareholders’ equity	$524,543	$545,458

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Operating activities:
Net (loss) / income	$(1,435)	$4,280

Impact of other operating activities on cash flows:
Depreciation expense	10,888	10,375
Amortization of tenant allowances	(3,016)	(2,863)
Net loss on disposal of fixed assets	420	229
Tax benefit from stock option exercises	—	(75)
Stock-based compensation expense	976	2,279

Changes in assets and liabilities:
Inventories	11,782	13,426
Accounts payable and accrued expenses	(16,961)	(26,867)
Income taxes payable	(405)	(5,160)
Accounts receivable	7,277	40
Other assets	2,844	1,226
Tenant allowances received	1,112	5,344
Other long-term liabilities	193	2,994

Net cash provided by operating activities	13,675	5,228

Investing activities:
Capital expenditures	(4,252)	(21,527)
Purchase of investments	—	(670)
Sale / maturation of investments	8,000	41,355
Change in restricted assets	325	(2)

Net cash provided by investing activities	4,073	19,156

Financing activities:
Payments to acquire treasury stock	—	(5,914)
Repayment of long-term debt	(1,500)	—
Amended Credit Facility fees	(3,407)	—
Excess tax benefit from stock option exercises	—	75
Change in cash overdraft	11	3,907
Stock options and other equity changes	(727)	(640)

Net cash used for financing activities	(5,623)	(2,572)

Net increase in cash and cash equivalents	12,125	21,812

Cash and cash equivalents, beginning of year	72,154	46,009

Cash and cash equivalents, end of period	$84,279	$67,821

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$695	$6,672
Cash received for income tax refunds	$6,488	$6
Cash paid for interest	$2,376	$2,342
Fixed asset additions in accounts payable and accrued expenses	$1,753	$(2,605)
The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Company
Tween Brands, Inc. (referred to herein as “Tween Brands,” “the Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the largest premier tween specialty retailer in the world. Through its powerhouse brands, Tween Brands provides the hottest fashion merchandise and accessories for tween (age 7-14) girls. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company, currently traded on the New York Stock Exchange (“NYSE”) under the symbol ‘TWB’. Known as the destination for fashion-aware tweens, Justice stores proudly feature outgoing sales associates who assist girls in expressing their individuality and self-confidence through fashion. Visually-driven catazines and direct mail pieces reach millions of tween girls annually, further positioning Tween Brands as a preeminent retailer in the tween marketplace. We manage our business on the basis of one segment, specialty retailing. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
In August 2008 Tween Brands announced plans to transition to a single store brand taking the best of Limited Too and the best of Justice to create a fresh, new Justice. Select Justice stores currently carry a Limited Too clothing line and these apparel items can also be found online at www.shopjustice.com. With a focus on providing tween girls the absolute best experience possible, Tween Brands looks toward the future with a single store brand, a single focus, and a mission: to celebrate tween girls through an extraordinary experience of fashion and fun in an everything for her destination. Over 900 Justice stores are located throughout the United States and internationally.
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
In our opinion, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the fiscal year ending January 30, 2010 (the “2009 fiscal year”). A more complete discussion of our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2009 (the “2008 fiscal year”).
2. Debt
In September 2007, we entered into an unsecured $275.0 million credit agreement with Bank of America, N.A. (“Bank of America”) and various other lenders (the “credit facility”). The credit facility provided for a $100.0 million revolving line of credit, which could be increased to $150.0 million at our option under certain circumstances and subject to the approval of our lenders. The credit facility was available for direct borrowing, issuance of letters of credit, stock repurchases, and general corporate purposes, and was guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands, Inc. A portion of the credit facility in an aggregate amount not to exceed $20.0 million was available for swingline loans. The credit facility also contained a delayed draw term loan in an aggregate principal amount not to exceed $175.0 million (the “Term Loan”) for financing repurchases of common stock. As of May 2, 2009, the total outstanding borrowings of the Term Loan have been used for share repurchases. Due to its contractual nature, the carrying amount of borrowings under the term loan is considered to approximate its fair value. The credit facility is scheduled to mature on September 12, 2012.

On February 23, 2009, we amended the terms and conditions of our credit facility to provide for an easing of the original leverage and coverage ratio financial covenants. The amended facility (the “Amended Credit Facility”) is secured by our assets and reduces the undrawn revolving credit facility from $100.0 million to a maximum of $50.0 million. The option to increase the facility by an additional $50.0 million was eliminated; however, swingline loans continue to be available up to $20.0 million under the line of credit.
Our credit facility contains financial covenants, which require us to maintain certain coverage and leverage ratios, and it also restricts our ability to incur additional debt. The leverage financial covenant limits the ratio of consolidated senior debt to earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) on a trailing four-quarter basis to an initial maximum of 7.65 measured quarterly beginning at the end of the fourth quarter of fiscal year 2009, with the maximum limit declining over time. The coverage financial covenant limits the ratio of EBITDAR to rent and interest expense on a trailing four quarter basis to a minimum of 0.80 measured quarterly beginning at the end of the first quarter of fiscal year 2009, with the minimum required ratio gradually increasing over time. Our annual capital investment levels, net of cash tenant allowances received, which are also governed by the amendment, consist of a maximum of $10.0 million in 2009 and increase in future years. The Amended Credit Facility also restricts our ability to declare or pay dividends and to repurchase our common stock.
As of May 2, 2009, we are in compliance with all material terms of the credit facility. Our failure to comply with these covenants could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows. The alternatives available to us if in default of our covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, obtaining a new credit agreement with another bank or group of lenders, which may contain different terms, or seeking additional equity financing.
While the maturity date of the facility remains at September 12, 2012, the Company is required to make monthly principal payments on the outstanding term loan in the amount of $500,000 payable on the last business day of February through December of each year beginning February 27, 2009. Consistent with the original term loan repayment schedule, the Company is required to make an $8.8 million principal payment at the end of each fiscal year commencing on or about January 29, 2010. On the expiration date in 2012, a final payment in an amount equal to the entire outstanding principal balance of the Term Loan, together with accrued and unpaid interest thereon and other amounts payable under this agreement will be required. Interest on the outstanding unpaid principal amount of the Term Loan is required to be paid based on our choosing of either a Prime rate or LIBOR quoted for one, two, three or six months, plus an applicable spread. Pricing of the facility has been adjusted to reflect current market rates, resulting in an increase to LIBOR plus margin of 350 basis points from the previous margin of 80 basis points.

The table below details our future Term Loan principal payment obligations (in thousands):

Payment Description	Annual Amount
Amount Outstanding as of February 23, 2009	$166,250

Fiscal 2009 Monthly Payments	5,500
Fiscal 2009 Annual Principal Payment	8,750

Fiscal 2010 Monthly Payments	5,500
Fiscal 2010 Annual Principal Payment	8,750

Fiscal 2011 Monthly Payments	5,500
Fiscal 2011 Annual Principal Payment	8,750

Fiscal 2012 Monthly Payments	3,500
Fiscal 2012 Final Payment	120,000

Total Remaining after September 12, 2012	$—

Except for the use of the Term Loan to fund the repurchase of shares as described in Note 8 to our Consolidated Financial Statements, as of May 2, 2009, we currently have no direct borrowings outstanding under the Amended Credit Facility and have not historically used this facility.
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
The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen
	Weeks Ended
	May 2,	May 3,
	2009	2008

Expected life (in years)	4.1	4.4
Dividend rate	—	—
Price volatility	71%	40%
Risk-free interest rate	1.9%	2.8%
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

The weighted average fair value per share of options granted during the thirteen weeks ended May 2, 2009 and May 3, 2008 was $0.79 and $10.91, respectively. The initial forfeiture rate used in determining the expense related to option awards was 11% for the thirteen weeks ended May 2, 2009 and 15% for the thirteen weeks ended May 3, 2008, respectively. Our initial forfeiture rate is adjusted periodically to reflect actual cancellations throughout the quarter.
A summary of changes in our outstanding stock options for the thirteen week period ended May 2, 2009 and May 3, 2008 is presented below:

	Thirteen Weeks Ended
	May 2, 2009		May 3, 2008
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of quarter	1,967,871	$22.66	1,612,375	$27.65
Granted	50,000	1.45	240,697	29.50
Exercised	—	—	(10,887)	17.38
Cancelled/Expired	(70,344)	13.52	(14,979)	31.12

Outstanding, end of quarter	1,947,527	$22.20	1,827,206	$27.92

Options exercisable, end of quarter	1,155,965	$25.91	1,183,686	$25.74

A summary of changes in our restricted stock granted as compensation to employees for the thirteen week period ended May 2, 2009 and May 3, 2008 is presented below:

	Thirteen Weeks Ended
	May 2, 2009		May 3, 2008
		Weighted		Weighted Average
	Number of	Average Grant	Number of	Grant Date Fair
	Shares	Date Fair Value	Shares	Value
Outstanding, beginning of quarter	485,237	$28.95	511,638	$29.52
Granted	5,000	1.62	213,195	29.38
Vested	(68,101)	29.59	(118,275)	29.44
Cancelled	(60,080)	33.74	(7,683)	32.53

Outstanding, end of quarter	362,056	$27.68	598,875	$30.99

As of May 2, 2009, total unrecognized share-based compensation expense related to non-vested stock options and restricted stock was $15.5 million, which is expected to be recognized over a weighted average period of 1.4 years. As of May 3, 2008, total unrecognized share-based compensation expense related to non-vested stock options was approximately $17.3 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.
4. Investments
At May 2, 2009 and January 31, 2009, we held no investments in securities classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determine the appropriate classification at the time of purchase. All such securities historically held by us were municipal debt securities issued by states of the United States or political subdivisions of the states. During the thirteen weeks ended May 2, 2009, no cash was used to purchase, or generated by the maturation of, held-to-maturity securities.

At May 2, 2009 we held no investments in securities classified as available-for-sale securities. Investments at January 31, 2009 include variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we have no accumulated unrealized gains or losses in other comprehensive income from these current investments. All income generated from these current investments is recognized as interest income.
The table below details the marketable securities classified as available-for-sale owned by us at May 2, 2009 and January 31, 2009, respectively (in thousands):

	May 2, 2009	January 31, 2009
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$—	$8,000
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$—	$8,000

During the thirteen weeks ended May 2, 2009, no cash was used to purchase available-for-sale securities while $8.0 million of cash was generated by the sale of available-for-sale securities.
5. Property and Equipment
Property and equipment, at cost, consisted of (in thousands):

	May 2,	January 31,
	2009	2009

Land and land improvements	$16,424	$16,424
Buildings	56,253	56,253
Furniture, fixtures and equipment	253,935	250,205
Leasehold improvements	188,264	188,024
Construction-in-progress	3,756	5,185

Total	518,632	516,091

Less: accumulated depreciation	(223,362)	(215,006)

Property and equipment, net	$295,270	$301,085

6. Earnings per Share
Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share". For the thirteen week period ended May 3, 2008, also reflected is the potential dilution that could have occurred under the option of settling the purchase price adjustment in common shares at the settlement of the Accelerated Share Repurchase (“ASR”). Refer to Note 10 of our Consolidated Financial Statements of our Fiscal 2008 Form 10-K for further information regarding the ASR. Earnings per diluted share is not applicable in periods when a loss from continuing operations exists. In these periods, the diluted computation must be the same as the basic computation.

The following table shows the amounts used in the computation of earnings per basic share and earnings per diluted share (in thousands):

	Thirteen
	Weeks Ended
	May 2,	May 3,
	2009	2008
Net (loss) / income	$(1,435)	$4,280

Weighted average common shares — basic	24,810	24,735
Dilutive effect of stock options and restricted stock	—	262
Dilutive effect of accelerated share repurchase	—	64

Weighted average common shares — diluted	24,810	25,061

If net income had been achieved in the first fiscal quarter of 2009, certain options would have been excluded from the calculation of earnings per diluted share as their strike price exceeded the average market price of the common shares for the reporting periods. For the thirteen weeks ended May 2, 2009, options to purchase 1,087 would have had a dilutive effect and options to purchase 1,928,650 common shares, would have been excluded from the computation as the grant date fair value was below the average stock price for the quarter. Due to the options’ strike prices exceeding the average market price of the common shares for the thirteen weeks ended May 3, 2008, options to purchase 1,558,800 common shares were not included in the computation of weighted average common shares — diluted.
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
In December 2007, we entered into an interest rate swap under the policy described above, having an initial notional amount of $157.5 million to hedge the variable interest rate risk associated with a portion of our $175.0 million of debt currently outstanding under the term loan component of our credit facility, as described in Note 2 to our Consolidated Financial Statements. The initial notional amount of the interest rate swap is scheduled to decline in order to reflect the scheduled reduction in the hedged item in the Term Loan component of the credit facility. Under the terms of the interest rate swap agreement, we will receive a floating rate of interest based on 3-month LIBOR and pay a fixed interest rate of 4.212%, through maturity of the interest rate swap in September 2012. Net payments will be made or received quarterly. The interest rate swap is accounted for as a hedge and, accordingly, any difference between amounts paid and received was recorded as interest expense. The impact on net interest expense as a result of this agreement is an increase of $0.9 million for the quarter ended May 2, 2009. Notwithstanding the terms of the interest rate swap agreement, we are obligated for all amounts due and payable under the credit facility.

In accordance with SFAS No. 133, we have recorded the interest rate swap at fair value at May 2, 2009 and January 31, 2009 resulting in a liability of $8.6 million and $8.7 million, respectively. This liability amount is reported in “Accrued straight-line rent, unrecognized tax benefits and other” on our Consolidated Balance Sheet. This fair value adjustment resulted in a decrease of $14,000 in accumulated other comprehensive income for the quarter ended May 2, 2009. The fair value of the interest rate swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Additionally, we have reviewed the effectiveness of the interest rate swap at quarter-end and have determined there to be no ineffectiveness for the quarter ended May 2, 2009.
The fair values of the Company’s derivative instruments were as follows (in thousands):

	May 2, 2009		January 31, 2009
	Balance		Balance
Derivatives designated as hedging	Sheet	Fair	Sheet	Fair
instruments under SFAS 133	Location	Value	Location	Value
Interest rate swap agreement	Accrued straight-line rent, unrecognized tax benefits and other	$8,650	Accrued straight-line rent, unrecognized tax benefits and other	$8,664
Total derivatives designated as hedging instruments under SFAS 133		$8,650		$8,664
The effect of derivative instruments on accumulated other comprehensive income/(loss) on the Consolidated Statements of Operations for the thirteen week periods ended May 2, 2009 and May 3, 2008 was as follows (in thousands, net of tax):

	Thirteen weeks ended
Derivatives in SFAS 133 cash flow	May 2,	May 3,
hedging relationships	2009	2008
Interest rate swap agreement	$(13)	$852

Total	$(13)	$852

From time to time, we may enter into additional derivative financial instruments to manage our exposure to market risk resulting from fluctuations in interest rates.
8. Share Repurchase Program
As of the end of the first quarter of 2009, $142.3 million was remaining under the May 2007 Board authorized Share Repurchase Program (“May 2007 Share Repurchase Program”). No purchases or payments have been made related to treasury stock subsequent to that time.

9. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157, as issued, was effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. However, as of February 3, 2008, we adopted SFAS No. 157 for financial assets and liabilities only. As of May 2, 2009, the financial assets and liabilities subject to SFAS No. 157 consisted of investments, cash equivalents, restricted cash related to our deferred compensation plan and an interest rate swap derivative liability, totaling $0.0 million, $84.3 million, $1.0 million and $8.6 million, respectively. As of January 31, 2009, the financial assets and liabilities subject to SFAS No. 157 consisted of investments, cash equivalents, restricted cash related to our deferred compensation plan and an interest rate swap derivative liability, totaling $8.0 million, $53.3 million, $1.2 million and $8.7 million, respectively. As discussed in Note 4 of our Consolidated Financial Statements, we typically hold investments in securities classified as held-to-maturity as well as variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. Some of these investments, along with our cash equivalents have Level 1 inputs, as the fair value is based on unadjusted, quoted prices for identical assets or liabilities in active markets at the end of the third fiscal quarter. The interest rate swap derivative liability at May 2, 2009 and January 31, 2009, and $6.0 million of the $8.0 million of our investments at January 31, 2009 have Level 2 inputs, as the fair value is based on inputs other than quoted prices, but is observable through corroboration with market data at the end of the period. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity.
10. Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS No. 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS No. 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We have adopted SFAS No. 141(R) and SFAS No. 160, and there was no material impact on our financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has adopted SFAS No. 161 for the fiscal quarter ended May 2, 2009. Refer to Note 7.
In April 2009, the FASB issued three FSPs intended to provide additional accounting guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure of fair values of certain financial instruments in interim and annual financial statements. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides guidance for measurement and recognition of other-than-temporary impairment charges on investments in debt securities and provides for additional disclosure requirements. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidance for determining fair values when the markets become inactive and quoted prices may reflect distressed transactions. These FSPs become effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. We are in the process of evaluating the effects of the adoption of these FSPs but do not expect them to have a material impact on our financial position, results of operations or cash flows.

We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.
11. Restructuring
In August 2008 we announced our plan to convert all Limited Too stores to our more value-oriented Justice store brand in order to drive profitability. By refocusing on one store brand, we have experienced substantial savings from reduced headcount in the home office, as well as reduced marketing and store operating expenses, and expect to maintain those savings into the foreseeable future.
The amount accrued as a liability as of the end of the first quarter totaled $1.5 million as shown in the table below (in thousands). This decrease of $2.1 million is primarily due to the payment of severance. This liability amount is reported in “Accrued expenses” on our Consolidated Balance Sheets.

	May 2, 2009	January 31, 2009
Accrued restructuring charges, beginning of period	$3,573	$—
Costs incurred and charged to expense	—	18,992
Costs paid or settled	(2,103)	(15,419)

Accrued restructuring charges, end of period	$1,470	$3,573

12. Impairment
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
13. Legal Proceedings
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

The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a First Amendment Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a First Amended Consolidated Complaint and on October 3, 2008, the lead plaintiff filed an Amended Consolidated Complaint. On November 17, 2008, a Motion to Dismiss the Amended Consolidated Complaint was filed on behalf of all defendants. On January 30, 2009, lead plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On March 2, 2009, defendants filed a Reply in Support of the Motion to Dismiss. On June 2, 2009, the Court granted Defendants’ Motion to Dismiss with prejudice. Lead plaintiff has 30 days to appeal the Court’s decision.
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
14. Subsequent Events
On May 29, 2009 the NYSE accepted the Company’s plan for continued listing. As a result, the Company’s common stock will continue to be listed on the NYSE, subject to quarterly reviews by the NYSE’s Listing and Compliance Committee to ensure the Company’s progress toward its plan to restore compliance with continued listing standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. Also refer to the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 on page 24. For the purposes of the following discussion, unless the context otherwise requires, “Tween Brands,” “we,” “our,” “the Company” and “us” refer to Tween Brands, Inc. and our wholly-owned subsidiaries.
Company Overview
Tween Brands, Inc. is the largest premier specialty tween (age 7 to 14) girl retailer in the world. Through powerhouse brands Justice and Limited Too, we provide the hottest fashion merchandise and accessories for tween girls. Known as the destination for fashion aware tweens, Justice stores proudly feature outgoing sales associates who assist girls in expressing their individuality and self-confidence through fashion. Visually-driven catazines and direct mail pieces reach millions of tween girls annually, further positioning us as a preeminent retailer in the tween marketplace. As of the end of the first quarter, we had over 900 stores located throughout the United States and internationally. Additionally, we maintain a website, www.shopjustice.com, to offer our girls another alternative to in-store shopping. A product assortment similar to the one carried at our stores, with the addition of web-only styles, can be purchased through this website.
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
Executive Overview
First Quarter Performance
While the first fiscal quarter of 2009 was certainly not one of our best, our performance exceeded our internal forecast due to sales levels meeting expectations and cost savings exceeding expectations. We had anticipated an incredibly difficult sales environment driven by the continued macroeconomic pressures, reduced marketing activities and comparisons to a more successful first quarter of last year, primarily driven by WebkinzTM sales. Initial mark-up (“IMU”) levels have decreased, as expected, as a result of the conversion; however, reduced markdowns during the quarter as compared to last year mitigated the effect of the IMU decrease on internal gross margin. We saw significant decreases in SG&A expenses due to payroll and marketing expense savings and experienced higher interest expense due to our recent credit facility amendment. On the balance sheet side, we continue to tightly manage our inventory ending the quarter down 22.5% per square foot from the end of the first quarter of 2008. Cash flows from operating activities were $8.4 million higher than first quarter of 2008. We continue to be diligent about expense management, disciplined in capital investment levels and focused on the preservation of cash.
Marketing efforts were reduced during the first quarter of 2009 as we work to merge the Limited Too and Justice databases and explore what types of offers are relevant in this economic environment. We decreased the number of contacts with our customers from 12 in the first quarter of 2008 to 6 in the first quarter 2009, a decline of 50%.

Additionally, we cut our direct mail circulation by 39% from first quarter 2008 to first quarter 2009, distributing to 13.1 million households versus 21.5 million, respectively. There were also 12 fewer days on promotion in first quarter 2009 compared to first quarter 2008. While we expect to increase the marketing frequency from the first quarter of 2009 through the remainder of the year, we still expect to realize an overall cost savings in marketing efforts due to reduction in page count, increased density per page and the use of postcards in place of catazines and minis.
Our conversion to our single Justice store brand has been smooth and is nearly complete with all stores offering a wide array of fresh summer Justice merchandise to customers. During the first quarter of 2009, we have made significant progress on the signage changes with approximately 95% of our 910 stores displaying the Justice sign. We are targeting to have all stores converted to the Justice brand by the end of fiscal 2009.
Results of Operations
Financial Summary
Net sales for the fiscal quarter ended May 2, 2009 were $205.2 million, a decrease of $46.5 million, or 18%, from $251.7 million in the first fiscal quarter of 2008. Gross income in the first fiscal quarter of 2009 was $65.0 million, a decrease of $21.3 million, or 25%, from $86.3 million in the first fiscal quarter of 2008. Operating income in the first fiscal quarter of 2009 was $2.0 million, a decrease of $6.4 million, or 76%, from operating income of $8.4 million in the first fiscal quarter of 2008. Net loss in the first fiscal quarter of 2009 was $1.4 million, a decrease of $5.7 million, or 133%, from net income of $4.3 million in the first fiscal quarter of 2008. Loss per diluted share in the first fiscal quarter of 2009 was $0.06, a decrease of $0.23, compared to earnings per diluted share of $0.17 in the first fiscal quarter of 2008.
Summarized operational data for the thirteen week periods ended May 2, 2009 and May 3, 2008 is presented below:

	Thirteen Weeks Ended
	May 2,	May 3,	%
	2009	2008	Change

Net sales (millions) (1)	$205.2	$251.7	-18%

Comparable store sales (2)	-23%	-1%
Net store sales per average gross square foot (3)	$51.8	$67.9	-24%
Net store sales per average store (thousands) (4)	$216.4	$282.8	-23%

Average store size at period end (gross square feet)	4,187	4,176	0%
Total gross square feet at period end (thousands)	3,810	3,621	5%
Store inventory per gross square foot at period end (5)	$17.6	$23.0	-23%
Store inventory per store at period end (thousands) (5)	$73.8	$96.0	-23%

Number of stores:
Beginning of period	914	842
Opened	—	28
Closed	(4)	(3)

End of period	910	867

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; deferred revenue; international revenue and partner advertising revenue.

(2)
A store is included in our comparable store sales calculation once it has completed 52 weeks of operation. Further, stores that have changed more than 20% in gross square feet are treated as new stores for purposes of this calculation. The conversion of a Limited Too store to a Justice store does not affect its inclusion in the comparable store base.

(3)
Net store sales per average gross square foot is the result of dividing net store sales for the fiscal period by the monthly average gross square feet, which reflects the impact of opening and closing stores throughout the period.

(4)	Net store sales per average store is the result of dividing net store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes store and distribution center inventory net of estimated shrink.

The following table compares components of the Consolidated Statements of Operations as a percentage of net sales at the end of each period:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	68.3	65.7

Gross income	31.7	34.3
Store operating, general and administrative expenses	30.7	30.9

Operating income	1.0	3.4
Interest (income)	(0.1)	(0.2)
Interest expense	2.0	1.0

(Loss) / Earnings before income taxes	(0.9)	2.6
(Benefit from) / Provision for income taxes	(0.2)	0.9

Net (loss) / income	(0.7)%	1.7%

Net Sales
Net sales of $205.3 million for the first fiscal quarter of 2009 decreased 18% from $251.7 million for the first fiscal quarter of 2008. This was primarily driven by a 23% decrease in comparable store sales, partially offset by the additional sales from the 43 net new stores added since the first fiscal quarter of 2008.
The following summarized comparable store sales data compares the thirteen week periods ended May 2, 2009 and May 3, 2008:

	Thirteen Weeks Ended
	May 2,	May 3,	%
	2009	2008	Change

Average dollar value of unit sold at retail (“AUR”) (1)	$9.97	$11.09	-10%
Average number of units per transaction (“UPT”) (2)	4.65	4.38	6%
Average dollar sales value per transaction (“ADS”) (3)	$46.36	$48.58	-5%
Number of comparable store transactions (4)	3,826	4,751	-19%

(1)
Average dollar value of unit sold at retail is the result of dividing comparable store sales dollars, store sales before associate discounts, for the period by the number of units sold during the period at comparable stores.

(2)	Average number of units per transaction is the result of dividing the number of units sold in the period at comparable stores by the number of comparable store transactions.

(3)	Average dollar sales value per transaction is the result of dividing comparable gross store sales dollars for the period by the number of comparable store transactions.

(4)	Number of comparable store transactions is the total number of comparable store transactions for the fiscal period in thousands.
The decline in comparable store sales of 23% is driven by a 20% drop in transactions and a 5% reduction in ADS. Although UPT has increased 6%, the decrease in AUR of 10% more than offsets the lift resulting in an overall ADS decrease.

Merchandise Review
Nearly all merchandise category sales have decreased from first quarter 2008 to first quarter 2009. Significant decreases in Lifestyles were seen which were largely driven by trailing WebkinzTM sales in fiscal 2009. WebkinzTM sales, which accounted for 11% of our sales for Q1 2008 fell to 5% of our sales for Q1 2009, resulting in a 6 point comp decline. Decreases in Ready to Wear apparel, Casual Tops and Bottoms, and Intimates were also seen from first quarter of 2008. Active Tops and Bottoms and Accessories have experienced increases in sales since the first quarter of 2008.
Gross Income
Gross income is comprised of internal gross margin (net sales less cost of sales) less buying and occupancy costs. Internal gross margin is composed of our more variable cost components of gross income, while our buying and occupancy costs are predominantly fixed in nature. Gross income for the first fiscal quarter of 2009 was $65.0 million, $21.4 million and 260 basis points as a percentage of net sales (“bps”), less than the first fiscal quarter of 2008 as shown in the table below (in thousands, except basis point amounts):

			Q1 2009 vs. Q1 2008	Q1 2009 vs. Q1 2008
			Dollar change	Change in bps
	Q1 2009	Q1 2008	favorable/(unfavorable)	favorable/(unfavorable)
Net Sales	$205,225	$251,738	$(46,513)	—
Cost of Sales	82,395	103,450	21,055	100

Internal Gross Margin	$122,830	$148,288	$(25,458)	100

Buying & Occupancy Costs	57,839	61,947	4,108	(360)

Gross Income	$64,991	$86,341	$(21,350)	(260)

The $25.5 million decrease in internal gross margin from first quarter 2008 is primarily attributable to a top-line sales decrease of $46.5 million and a slightly lower IMU rate offset by decreased retail markdowns of $32.8 million, as a result of tighter inventory management, along with a $1.2 million increase in sourcing income. Buying and occupancy costs decreased $4.1 million from first quarter 2008 driven by buying payroll savings of $3.0 million related to our recent restructuring and a $2.6 million decrease in catalog production costs due to decreased marketing efforts, offset by a $1.5 million net increase in occupancy costs. The $1.5 million increase in occupancy costs are primarily driven by 43 net new stores.
The year-over-year decline in gross income of 260 bps was primarily attributable to the inability to leverage the $4.1 million reduction in buying and occupancy expense against the sharp decline in sales. The decrease in markdowns and the increase in sourcing income mitigated the impact on internal gross margin that the expected IMU decline associated with the transition to the Justice brand would have otherwise had. Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in store operating, general and administrative expenses (see “Store Operating, General and Administrative Expenses”).
Store Operating, General and Administrative Expenses
Store operating, general and administrative expenses decreased $14.9 million and 20 bps as a percentage of net sales from the first fiscal quarter of 2008. The change is outlined in the table below (in thousands, except basis point amounts):

	Q1 2009 vs. Q1 2008
	favorable/(unfavorable)
Changes in:	in dollars	in bps
Store payroll and operating expenses	$6,227	(140)
Home office	3,654	10
Marketing	3,263	100
Distribution center	158	(20)
Other	1,642	70

Total change	$14,944	20

The $14.9 million decrease in store operating, general and administrative expenses from first quarter 2008 is primarily attributable to our ability to control store payroll and operating expenses evidenced by a 13% reduction, manage our home office expenses through our recent restructuring and cost savings initiatives, and decrease marketing efforts in the quarter.
The year-over-year decrease in store operating, general and administrative expenses of 20 bps was primarily attributable to cost savings initiatives and lower marketing expenses offset by our inability to leverage the 13% decline in store payroll and operating expenses against an 18% sales decline.
Interest Expense/Income
Interest expense is driven mainly by the interest payments on our long-term debt. Interest income is earned on investments in money market securities, variable rate demand notes and short-term, highly liquid, tax free municipal bonds. For the first fiscal quarter of 2009, net interest expense amounted to $3.9 million versus net interest expense of $1.8 million for the first fiscal quarter of 2008. The increase in net interest expense of $2.1 million in 2009 was primarily attributable to the increased interest rate on our long-term debt for the Amended Credit Facility as noted in Note 2.
Income Taxes
The effective tax rate for the first fiscal quarter of 2009 was 21.7%. This is a decrease from the first fiscal quarter of 2008 effective tax rate of 35.8%. This decrease is primarily attributable to the distribution of income and losses among the state taxing jurisdictions in which we operate. Additionally, the effective tax rate was impacted by the amount of the permanent book-tax differences expected in the fiscal year.
Financial Condition
In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and operating margins to be key metrics in determining financial health. We were able to finance all capital needs with existing working capital and cash generated from operations, while still ending the quarter with $84.3 million in cash and cash equivalents.
Liquidity and Capital Resources
We are committed to a cash management strategy that maintains sufficient liquidity to support the operations of our business and withstand unanticipated business volatility. We believe cash generated from operations will be substantially sufficient to maintain ongoing operations, support seasonal working capital requirements and fund our planned capital expenditures. This cash may be supplemented with current levels of cash equivalents, short-term investments and credit availability, if necessary. However, our liquidity position is subject to economic conditions and their impact on a variety of factors, including consumer spending. If consumer spending does not increase, we may continue to experience declines in comparable store sales or experience other events that negatively affect our operating results, financial condition or liquidity. If our comparable store sales drop significantly for an extended period, or if we falter in the execution of our business strategy, we may fall short of our financial performance goals, which could further impact our results of operations and operating cash flow. This could also cause a decrease in or elimination of excess availability under our revolving credit facility, which could force us to seek alternatives to address cash constraints, including seeking additional debt and/or equity financing.
At the end of the first fiscal quarter of 2009, our working capital (defined as current assets less restricted assets and current liabilities) was $132.3 million, down from $138.6 million on January 31, 2009. The decrease was primarily due to an increase in the current portion of long term debt from the amendment of the credit facility. We also plan to continue funding capital expenditures for store expansion, although at a much slower pace, and store remodeling through normal operations.

The table below summarizes our working capital position and capitalization (in thousands):

	May 2,	January 31,
	2009	2009
Working Capital (as defined above)	$132,252	$138,564

Capitalization:
Long-term debt (including current portion)	164,750	166,250
Shareholders’ equity	174,574	175,772

Total capitalization	$339,324	$342,022

Amounts available under the credit facility	$50,000	$100,000
Letters of credit outstanding under the credit facility	$—	$—
Restricted assets	$2,267	$2,592
Our working capital decreased from year-end, but our overall liquidity was in-line with the apparel industry average as shown below. Additionally, our current ratio and debt-to-equity ratio are shown below:

	Tween Brands, Inc.		Apparel
	May 2, 2009	January 31, 2009	Industry *	S&P 500
Current Ratio	2.5	2.4	2.4	1.4
Debt/Equity Ratio	0.9	0.9	0.4	1.2

*	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN © Money.
Our liquidity is enhanced by the February 2009 Amendment to our September 2007 credit facility (the “Amended Credit Facility”). The Amended Credit Facility provides for a $50.0 million revolving line of credit, as well as the Term Loan discussed in Note 2 to our Consolidated Financial Statements. Our Amended Credit Facility is secured and contains certain financial covenants. Additionally, the Amended Credit Facility prohibits the declaration or payment of dividends, any additional repurchases of our common shares and also limits our future capital expenditures. As of May 2, 2009 we are in compliance with all of our financial covenants. Our failure to comply with these covenants could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows. The alternatives available to us if in default of our covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, obtaining a new credit agreement with another bank or group of lenders, which may contain different terms or seeking additional equity financing.

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
As discussed in Note 2 to our Consolidated Financial Statements, our interest payments are calculated on a short-term variable LIBOR or base rate of our choosing under the terms of the loan. We have typically elected to use the 3-month LIBOR. In December 2007, we entered into a swap contract in order to fix the interest rate payment on a portion of the long-term debt. Our cash flows are better matched to a fixed interest rate debt structure rather than a variable rate structure.
Net Change in Cash and Cash Equivalents
The table below summarizes our net increase in cash and cash equivalents for the thirteen weeks ended May 2, 2009 and May 3, 2008 (in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Net cash provided by operating activities	$13,675	$5,228
Net cash provided by investing activities	4,073	19,156
Net cash used for financing activities	(5,623)	(2,572)

Net increase in cash and cash equivalents	$12,125	$21,812

Operating Activities
Net cash provided by operating activities amounted to $13.7 million for the quarter-to-date period ended May 2, 2009, an increase of $8.4 million when compared to net cash provided by operating activities of $5.2 million for the same period of 2008. The table below outlines the changes in cash flows from operating activities during the thirteen week period (in thousands):

Q1 2009 vs. Q1 2008
Changes in cash flows from:	increase/(decrease)
Net income, net of non-cash expenses	$(5,164)
Accounts payable and accrued expenses	9,906
Accounts receivable	7,237
Income taxes	4,830
Inventory	(1,644)
Tenant allowances received	(4,232)
Other long-term assets and liabilities	(2,486)

Total change in cash flows from operating activities	$8,447

Net income, net of non-cash expenses, decreased 48% resulting in a net loss. Cash used to liquidate accounts payable and accrued expenses decreased as compared with the first quarter of 2008. The increase related to accounts receivable is attributable to federal and state income tax refunds received. The decreased use of cash for income taxes for the first quarter ended May 2, 2009 relative to the same period in 2008 is due primarily to our lower net income as compared to the first quarter in 2008. Cash used to purchase inventory was less in the year-to-date period ended May 2, 2009 versus the same period of 2008 mainly due to our continued efforts to achieve a cleaner and better-managed inventory position. Cash provided by the tenant allowances received decreased due to the decrease in store openings.

Investing Activities
Net cash provided by investing activities amounted to $4.1 million for the quarter-to-date period ended May 2, 2009, a decrease of $15.1 million from the $19.2 million provided during the same period of 2008. The table below outlines the changes in cash flows from investing activities during the thirteen week period (in thousands):

Q1 2009 vs. Q1 2008
increase/(decrease)
Changes in cash flows from:
Investments	$(32,685)
Capital expenditures	17,275
Other	327

Total change in cash flows from investing activities	$(15,083)

We generated $8.0 million of cash in the year-to-date period ended May 2, 2009, by liquidating our marketable securities, a decrease of $33.4 million when compared to the $41.4 million generated in the same period of 2008. Our capital expenditures decreased over the thirteen week period ended May 2, 2009 as compared to the same period in 2008, due primarily to the decrease in store openings.
Financing Activities
Net cash used for financing activities amounted to $5.6 million for the quarter-to-date period ended May 2, 2009, a decrease in the use of cash of $3.1 million from the $2.6 million used during the same period of 2008. The table below outlines the changes in cash flows from financing activities during the thirteen week period (in thousands):

Q1 2009 vs. Q1 2008
increase/(decrease)
Changes in cash flows from:
Purchases of treasury stock	5,914
Repayment of long-term debt	(1,500)
Amended Credit Facility fees	(3,407)
Change in cash overdraft position	(3,896)
Stock options and other equity changes	(162)

Total change in cash flows used for financing activities	$(3,051)

As stipulated in our Amended Credit Facility, we are restricted from repurchasing any common stock. As such, no purchases of treasury stock were made during first quarter 2009 as compared with the $5.9 million ASR settlement payment made in first quarter 2008. Additionally, due to the amendment of our credit facility, we had cash outflow of $3.4 million in related fees and $1.5 million of accelerated debt payments. These debt payments will continue to be accelerated until the maturity date. Due to the timing of payments made, the change in our cash overdraft position resulted in a cash decrease for the quarter.
Capital Expenditures
We continually evaluate the best use of our resources as they relate to investments in capital projects. In the current economic environment, our main focus is renegotiating and realigning our store fleet in the most cost effective manner possible. In addition, our Amended Credit Facility places restrictions on our future capital expenditures. To that end, we are drastically reducing capital spending in 2009. We anticipate spending approximately $10.0 million, net of cash tenant allowances received, in fiscal 2009 for capital expenditures. This will be primarily for new store construction and the store signage changes related to our conversion to Justice. This planned spending is a fraction of the $64.2 million, $46.7 net of cash tenant allowances received, spent in fiscal 2008 and is indicative of our commitment to discipline during these tough economic times. We expect cash on hand, the routine liquidation of short-term investments and cash generated from operating activities to fund substantially all capital expenditures for 2009.

For a more complete discussion of our future capital expenditures, refer to our Annual Report on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission on March 31, 2009 (the “Fiscal 2008 Form 10-K”).
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section of our Fiscal 2008 Form 10-K.
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the PSLRA and other applicable securities laws. Such statements can be identified by the use of the forward-looking words “anticipate,” “estimate,” “project,” “target,” “predict,” “believe,” “intend,” “plan,” “expect,” “hope,” “risk,” “could,” “pro forma,” “potential,” “prospect,” “forecast,” “outlook” or similar words. These statements discuss future expectations, contain projections regarding future developments, operations or financial conditions, or state other forward-looking information. These forward-looking statements involve various important risks, uncertainties and other factors that could cause our actual results for 2009 and beyond to differ materially from those expressed. The following factors, among others, could affect our future financial performance and cause actual future results to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to interest rate risk primarily due to our debt. At May 2, 2009, $164.8 million was outstanding under the credit facility and appears on our balance sheet as long-term debt and current portion of long-term debt. As such, we are currently exposed to market risk related to changes in interest rates. Refer to Note 2 to our Consolidated Financial Statements for additional information regarding the credit facility. Additionally, we purchase investments with original maturities of 90 days or less and also hold investments with original maturities of at least 91 days but less than five years. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.
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
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of fiscal 2009, certain changes in responsibility for performing internal control procedures occurred as a result of the realignment of resources within the Finance Department. Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated these changes in our internal control over financial reporting and believes we have taken the necessary steps to establish and maintain effective internal controls over financial reporting.
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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a First Amended Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a First Amended Consolidated Complaint and on October 3, 2008, the lead plaintiff filed an Amended Consolidated Complaint. On November 17, 2008, a Motion to Dismiss the Amended Consolidated Complaint was filed on behalf of all defendants. On January 30, 2009, lead plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On March 2, 2009, defendants filed a Reply in Support of the Motion to Dismiss. On June 2, 2009, the Court granted Defendants’ Motion to Dismiss with prejudice. Lead plaintiff has 30 days to appeal the Court’s decision.
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
Item 1A. Risk Factors.
There have been no material changes to our Risk Factors as disclosed in our Fiscal 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There have been no share repurchases in the first fiscal quarter of 2009.

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
Rolando de Aguiar
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: June 9, 2009