Form 10-Q
period 2009-08-01
TWEEN BRANDS, INC.
filed 2009-09-09
CIK 1085482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at September 4, 2009

$.01 Par Value	24,862,954 Shares

TWEEN BRANDS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales	$205,124	$223,102	$410,349	$474,840
Cost of goods sold, including buying and occupancy costs	150,784	161,316	291,018	326,713

Gross income	54,340	61,786	119,331	148,127
Store operating, general and administrative expenses	64,575	71,101	127,523	148,993

Operating loss	(10,235)	(9,315)	(8,192)	(866)
Interest (income)	(70)	(337)	(184)	(898)
Interest expense	3,290	2,207	7,280	4,549

Loss before income taxes	(13,455)	(11,185)	(15,288)	(4,517)
Benefit from income taxes	(10,653)	(4,506)	(11,050)	(2,119)

Net loss	$(2,802)	$(6,679)	$(4,238)	$(2,398)

Loss per share:

Basic	$(0.11)	$(0.27)	$(0.17)	$(0.10)

Diluted	$(0.11)	$(0.27)	$(0.17)	$(0.10)

Weighted average common shares:

Basic	24,824	24,763	24,817	24,749

Diluted	24,824	24,763	24,817	24,749

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	August 1,	January 31,
	2009	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$71,545	$72,154
Investments	—	8,000
Restricted assets	1,802	2,592
Accounts receivable, net	37,358	35,607
Inventories, net	103,960	88,523
Store supplies	17,186	18,053
Prepaid expenses	15,940	17,734

Total current assets	247,791	242,663

Property and equipment, net	282,088	301,085
Other assets	3,497	1,710

Total assets	$533,376	$545,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,108	$29,782
Accrued expenses	45,264	44,418
Deferred revenue	14,871	15,808
Current portion long-term debt	14,250	8,750
Income taxes payable and unrecognized tax benefits	3,328	2,748

Total current liabilities	107,821	101,506

Long-term debt	149,000	157,500
Deferred tenant allowances from landlords	63,303	68,439
Accrued straight-line rent, unrecognized tax benefits and other	39,877	42,240

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.01 par value, 50 million shares authorized
Common stock, $.01 par value, 100 million shares authorized, 37.1 million shares issued, 24.9 and 24.8 million shares outstanding at August 1, 2009 and January 31, 2009	371	371
Treasury stock, at cost, 12.3 million shares at August 1, 2009 and January 31, 2009	(362,459)	(362,459)
Paid in capital	193,796	192,367
Retained earnings	346,725	350,963
Accumulated other comprehensive loss	(5,058)	(5,469)

Total shareholders’ equity	173,375	175,773

Total liabilities and shareholders’ equity	$533,376	$545,458

The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2009	2008
Operating activities:
Net loss	$(4,238)	$(2,398)
Impact of other operating activities on cash flows:
Depreciation expense	21,831	21,374
Amortization of tenant allowances	(5,930)	(5,575)
Net loss on disposal of fixed assets	983	567
Tax benefit from stock option exercises	—	(56)
Stock-based compensation expense	2,318	3,146
Impairment of long-lived assets	3,513	—
Changes in assets and liabilities:
Inventories	(15,437)	(18,446)
Accounts payable and accrued expenses	26	(4,545)
Income taxes payable	580	(9,689)
Accounts receivable	(2,290)	820
Other assets	4,070	(2,867)
Tenant allowances received	1,333	11,544
Other long-term liabilities	(1,710)	827

Net cash provided by (used for) operating activities	5,049	(5,298)

Investing activities:
Capital expenditures	(6,637)	(40,762)
Purchase of investments	—	(670)
Sale / maturation of investments	8,000	65,200
Proceeds from sale of fixed assets	—	1,657
Change in restricted assets	790	(1,670)

Net cash provided by investing activities	2,153	23,755

Financing activities:
Payments to acquire treasury stock	—	(5,914)
Repayment of long-term debt	(3,000)	—
Amended Credit Facility fees	(3,437)	—
Excess tax benefit from stock option exercises	—	56
Change in cash overdraft	(485)	281
Stock options and other equity changes	(889)	(625)

Net cash used for financing activities	(7,811)	(6,202)

Net (decrease) increase in cash and cash equivalents	(609)	12,255
Cash and cash equivalents, beginning of year	72,154	46,009

Cash and cash equivalents, end of period	$71,545	$58,264

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,478	$9,836
Cash received for income tax refunds	$6,712	$201
Cash paid for interest	$5,327	$4,599
Fixed asset additions in accounts payable and accrued expenses	$1,259	$274
The accompanying notes are an integral part of these Consolidated Financial Statements.

TWEEN BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Company
Tween Brands, Inc. (referred to herein as “Tween Brands,” “the Company,” “we,” “our” or “us”; formerly “Too, Inc.”) is the largest premier tween specialty retailer in the world. Through our powerhouse brand, Justice, Tween Brands provides the hottest fashion merchandise and accessories for tween (age 7-14) girls. We were established in 1987 and, prior to our August 1999 spin-off, were a wholly-owned subsidiary of The Limited, Inc. (“The Limited” or “Limited Brands”). Since the spin-off, we have operated as an independent, separately traded, public company, currently traded on the New York Stock Exchange (“NYSE”) under the symbol ‘TWB’. Known as the destination for fashion-aware tweens, Justice stores proudly feature outgoing sales associates who assist girls in expressing their individuality and self-confidence through fashion. Visually-driven catazines (a combination of a catalog and a magazine) and direct mail pieces reach millions of tween girls annually, further positioning Tween Brands as a preeminent retailer in the tween marketplace. We manage our business on the basis of one segment, specialty retailing. Our fiscal year is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters).
In August 2008, Tween Brands announced plans to transition to a single store brand taking the best of Limited Too and the best of Justice to create a fresh, new Justice. With a focus on providing tween girls the absolute best experience possible, Tween Brands looks toward the future with a single store brand, a single focus, and a single mission: to celebrate tween girls through an extraordinary experience of fashion and fun in an everything-for-her destination. Over 900 Justice stores are located throughout the United States and internationally.
On June 24, 2009, Tween Brands entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Dress Barn, Inc., a Connecticut corporation (“Dress Barn”) and Thailand Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Dress Barn (“Merger Sub”), which provides for the acquisition of Tween Brands by Dress Barn by means of a merger of Merger Sub with and into Tween Brands, with Tween Brands surviving as a wholly owned subsidiary of Dress Barn (the “Merger”). The Merger Agreement is subject to the approval of Tween Brands’ stockholders and to the terms and closing conditions set forth in the Merger Agreement.
If the proposed Merger is consummated, each share of Tween Brands common stock, issued and outstanding immediately prior to the effective time of the Merger, will be converted into the right to receive 0.47 shares of Dress Barn common stock the “Exchange Ratio”). Tween Brands stockholders will not receive any fractional shares of Dress Barn common stock in the Merger. Instead, any Tween Brands stockholder who would otherwise be entitled to a fractional share of Dress Barn common stock will be entitled to receive an amount in cash (rounded down to the nearest whole cent), without interest, equal to the product of such fraction multiplied by the measurement price. Dress Barn common stock is listed on the Nasdaq Global Select Market under the symbol “DBRN.”
The accompanying consolidated financial statements include the accounts of Tween Brands and all subsidiaries more than 50% owned and reflect our financial position, results of operations and cash flows. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
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

2. Debt
In September 2007, we entered into an unsecured $275.0 million credit agreement with Bank of America, N.A. (“Bank of America”) and various other lenders (the “credit facility”). The credit facility provided for a $100.0 million revolving line of credit, which could be increased to $150.0 million at our option under certain circumstances and subject to the approval of our lenders. The credit facility was available for direct borrowing, issuance of letters of credit, stock repurchases, and general corporate purposes, and was guaranteed on an unsecured basis by all current and future domestic subsidiaries of Tween Brands. A portion of the credit facility in an aggregate amount not to exceed $20.0 million was available for swingline loans. The credit facility also contained a delayed draw term loan in an aggregate principal amount not to exceed $175.0 million (the “Term Loan”) for financing repurchases of common stock. As of August 1, 2009, the total outstanding borrowings of the Term Loan have been used for share repurchases. Due to its contractual nature, the carrying amount of borrowings under the term loan is considered to approximate its fair value. The credit facility is scheduled to mature on September 12, 2012.
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
Our Amended Credit Facility contains financial covenants, which require us to maintain certain coverage and leverage ratios, and it also restricts our ability to incur additional debt. The leverage financial covenant limits the ratio of consolidated senior debt to earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) on a trailing four-quarter basis to an initial maximum of 7.65 measured quarterly beginning at the end of the fourth quarter of fiscal year 2009, with the maximum limit declining over time. The coverage financial covenant limits the ratio of EBITDAR to rent and interest expense on a trailing four quarter basis to a minimum of 0.80 measured quarterly beginning at the end of the second quarter of fiscal year 2009, with the minimum required ratio gradually increasing over time. Our annual capital investment levels, net of cash tenant allowances received, which are also governed by the amendment, consist of a maximum of $10.0 million in 2009 and increase in future years. The Amended Credit Facility also restricts our ability to declare or pay dividends and to repurchase our common stock.
As of August 1, 2009, we are in compliance with all material terms of the Amended Credit Facility. Our failure to comply with these covenants could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Amended Credit Facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows. The alternatives available to us if in default of our covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, obtaining a new credit agreement with another bank or group of lenders, which may contain different terms, or seeking additional equity financing.
While the maturity date of the Amended Credit Facility remains at September 12, 2012, the Company is required to make monthly principal payments on the outstanding term loan in the amount of $500,000 payable on the last business day of February through December of each year beginning February 27, 2009. Consistent with the original term loan repayment schedule, the Company is required to make an $8.8 million principal payment at the end of each fiscal year commencing on or about January 29, 2010. On the expiration date in 2012, a final payment in an amount equal to the entire outstanding principal balance of the Term Loan, together with accrued and unpaid interest thereon and other amounts payable under this agreement will be required. Interest on the outstanding unpaid principal amount of the Term Loan is required to be paid based on our choosing of either a Prime rate or LIBOR quoted for one, two, three or six months, plus an applicable spread. Pricing of the facility has been adjusted to reflect current market rates, resulting in an increase to LIBOR plus margin of 350 basis points from the previous margin of 80 basis points.

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

Except for the use of the Term Loan to fund the repurchase of shares as described in Note 8 to our Consolidated Financial Statements, as of August 1, 2009, we currently have no direct borrowings outstanding under the Amended Credit Facility and have not historically used this facility.
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
The weighted average fair value per share of options granted is estimated using the Black-Scholes option-pricing model and the following weighted average assumptions:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Expected life (in years)	4.1	4.4	4.1	4.4
Dividend rate	—	—	—	—
Price volatility	86%	40%	78%	40%
Risk-free interest rate	2.1%	3.4%	2.0%	2.9%
The expected life estimate represents the expected period of time we believe the stock options will be outstanding, and is based on historical employee behavior, including exercises, cancellations, vesting and forfeiture information. The expected future stock price volatility estimate is based on the historical volatility of our common stock equal to the expected term of the option. The historic volatility is calculated as the annualized standard deviation of the differences in the natural logarithms of the daily stock closing price.

The weighted average fair value per share of options granted during the thirteen weeks ended August 1, 2009 and August 2, 2008 was $3.83 and $6.71, respectively. The initial forfeiture rate used in determining the expense related to option awards was 12% and 14% for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively. The weighted average fair value per share of options granted during the twenty-six weeks ended August 1, 2009 and August 2, 2008 was $1.31 and $10.15, respectively. The initial forfeiture rate used in determining the expense related to option awards was 11% and 14% for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. Our initial forfeiture rate is adjusted periodically to reflect actual cancellations throughout the quarter.
A summary of changes in our outstanding stock options for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 is presented below:

	Thirteen Weeks Ended
	August 1, 2009		August 2, 2008
		Weighted		Weighted
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of quarter	1,947,527	$22.20	1,827,206	$27.92
Granted	10,000	6.04	45,917	17.66
Exercised	—	—	(1,875)	16.26
Cancelled/Expired	(65,787)	23.04	(212,247)	31.99

Outstanding, end of quarter	1,891,740	$22.08	1,659,001	$27.14

Options exercisable, end of quarter	1,112,645	$25.91	1,086,604	$25.41

	Twenty-Six Weeks Ended
	August 1, 2009		August 2, 2008
		Weighted		Weighted
	Number of Shares	Average Exercise Price	Number of Shares	Average Exercise Price
Outstanding, beginning of year	1,967,871	$22.66	1,612,375	$27.65
Granted	60,000	2.23	286,614	27.60
Exercised	—	—	(12,762)	17.22
Cancelled/Expired	(136,131)	18.09	(227,226)	31.93

Outstanding, end of quarter	1,891,740	$22.08	1,659,001	$27.14

Options exercisable, end of quarter	1,112,645	$25.91	1,086,604	$25.41

A summary of changes in our restricted stock granted as compensation to employees for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 is presented below:

	Thirteen Weeks Ended
	August 1, 2009		August 2, 2008
		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of quarter	362,056	$27.68	598,875	$30.99
Granted	8,500	6.04	22,797	17.90
Vested	(5,887)	21.41	(1,125)	38.23
Cancelled	(2,408)	29.55	(76,392)	34.98

Outstanding, end of quarter	362,261	$27.26	544,155	$29.99

	Twenty-Six Weeks Ended
	August 1, 2009		August 2, 2008
		Weighted		Weighted
	Number of	Average Grant Date	Number of	Average Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of year	485,237	$28.95	511,638	$29.52
Granted	13,500	4.41	235,992	25.78
Vested	(73,988)	28.93	(119,400)	29.52
Cancelled	(62,488)	33.57	(84,075)	34.76

Outstanding, end of quarter	362,261	$27.26	544,155	$29.99

As of August 1, 2009, total unrecognized share-based compensation expense related to non-vested stock options and restricted stock was $7.1 million, which is expected to be recognized over a weighted average period of 1.3 years. As of August 2, 2008, total unrecognized share-based compensation expense related to non-vested stock options and restricted stock was approximately $13.2 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.
4. Investments
At August 1, 2009 and January 31, 2009, we held no investments in securities classified as held-to-maturity based on our intent and ability to hold the securities to maturity. We determine the appropriate classification at the time of purchase. All such securities historically held by us were municipal debt securities issued by states of the United States or political subdivisions of the states. During the twenty-six weeks ended August 1, 2009, no cash was used to purchase, or generated by the maturation of, held-to-maturity securities.
At August 1, 2009 we held no investments in securities classified as available-for-sale securities. Investments at January 31, 2009 include variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities to support current operations. As a result, we have no accumulated unrealized gains or losses in other comprehensive income from these current investments. All income generated from these current investments is recognized as interest income.

The table below details the marketable securities classified as available-for-sale owned by us at August 1, 2009 and January 31, 2009, respectively (in thousands):

	August 1, 2009	January 31, 2009
	Maturity of	Maturity of
	Less than 1 Year	Less than 1 Year
Aggregate fair value	$—	$8,000
Net gains in accumulated other comprehensive income	—	—
Net losses in accumulated other comprehensive income	—	—

Net carrying amount	$—	$8,000

During the twenty-six weeks ended August 1, 2009, no cash was used to purchase available-for-sale securities while $8.0 million of cash was generated by the sale of available-for-sale securities.
5. Property and Equipment
Property and equipment, at cost, consisted of (in thousands):

	August 1,	January 31,
	2009	2009
Land and land improvements	$16,424	$16,424
Buildings	56,329	56,253
Furniture, fixtures and equipment	250,317	250,205
Leasehold improvements	188,164	188,024
Construction-in-progress	2,468	5,185

Total	513,702	516,091

Less: accumulated depreciation	(231,614)	(215,006)

Property and equipment, net	$282,088	$301,085

6. Earnings per Share
Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Earnings per diluted share reflect the potential dilution that could occur if stock options or restricted stock were converted into common stock using the treasury stock method in accordance with SFAS No. 128, “Earnings per Share”. Earnings per diluted share is not applicable in periods when a loss from continuing operations exists. In these periods, the diluted computation must be the same as the basic computation.
The following table shows the amounts used in the computation of loss per basic share and loss per diluted share (in thousands):

	Thirteen		Twenty-Six
	Weeks Ended		Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net loss	$(2,802)	$(6,679)	$(4,238)	$(2,398)

Weighted average common shares — basic	24,824	24,763	24,817	24,749
Dilutive effect of stock options and restricted stock	—	—	—	—

Weighted average common shares — diluted	24,824	24,763	24,817	24,749

If net income had been achieved in the second fiscal quarter and year-to-date of 2009, certain options would have been excluded from the calculation of earnings per diluted share as their strike price exceeded the average market price of the common shares for the reporting periods. Due to the options’ strike prices exceeding the average market price of the common shares for the thirteen and twenty-six weeks ended August 1, 2009, options to purchase 1,855,142 and 1,891,896, respectively, would have been excluded from the computation of weighted average common shares — diluted. Due to the options’ strike prices exceeding the average market price of the common shares for the thirteen and twenty-six weeks ended August 2, 2008, options to purchase 1,423,900 and 1,376,000 common shares, respectively, were not included in the computation of weighted average common shares — diluted. Also excluded from the computation at August 2, 2008 were 60,000 restricted shares with associated performance criteria expected not to be met.
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
In December 2007, we entered into an interest rate swap under the policy described above, having an initial notional amount of $157.5 million to hedge the variable interest rate risk associated with a portion of our $175.0 million of debt currently outstanding under the term loan component of our credit facility, as described in Note 2 to our Consolidated Financial Statements. The initial notional amount of the interest rate swap is scheduled to decline over the life of the scheduled reduction in the hedged item in the Term Loan component of the credit facility. Under the terms of the interest rate swap agreement, we will receive a floating rate of interest based on 3-month LIBOR and pay a fixed interest rate of 4.212%, through maturity of the interest rate swap in September 2012. Net payments will be made or received quarterly. The interest rate swap is accounted for as a hedge and, accordingly, any difference between amounts paid and received was recorded as interest expense. The impact on net interest expense as a result of this agreement is an increase of $1.1 million for the quarter ended August 1, 2009 and an increase of $2.0 million for the year-to-date period ended August 1, 2009. Notwithstanding the terms of the interest rate swap agreement, we are obligated for all amounts due and payable under the credit facility.
In accordance with SFAS No. 133, we have recorded the interest rate swap at fair value at August 1, 2009 and January 31, 2009 resulting in a liability of $8.0 million and $8.7 million, respectively. This liability amount is reported in “Accrued straight-line rent, unrecognized tax benefits and other” on our Consolidated Balance Sheet. This fair value adjustment resulted in a decrease of $0.6 million in accumulated other comprehensive income for the quarter ended August 1, 2009 and a decrease of $0.7 million for the year-to-date period ended August 1, 2009. The fair value of the interest rate swap agreement was determined based on the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date. Additionally, we have reviewed the effectiveness of the interest rate swap at quarter-end and have determined there to be no ineffectiveness for the quarter and year-to-date periods ended August 1, 2009.

The fair values of the Company’s derivative instruments were as follows (in thousands):

	August 1, 2009		January 31, 2009
	Balance		Balance
Derivatives designated as hedging	Sheet	Fair	Sheet	Fair
instruments under SFAS 133	Location	Value	Location	Value
Interest rate swap agreement	Accrued straight-line rent, unrecognized tax benefits and other	$8,013	Accrued straight-line rent, unrecognized tax benefits and other	$8,664

Total derivatives designated as hedging instruments under SFAS 133		$8,013		$8,664

The effect of derivative instruments on accumulated other comprehensive income/(loss) on the Consolidated Statements of Operations for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 was as follows (in thousands, net of tax):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Derivatives in SFAS 133 cash flow	August 1,	August 2,	August 1,	August 2,
hedging relationships	2009	2008	2009	2008
Interest rate swap agreement	$425	$719	$411	$1,571

Total	$425	$719	$411	$1,571

From time to time, we may enter into additional derivative financial instruments to manage our exposure to market risk resulting from fluctuations in interest rates.
8. Share Repurchase Program
As of August 1, 2009, $142.3 million was remaining under the May 2007 Board authorized Share Repurchase Program (“May 2007 Share Repurchase Program”). No purchases or payments have been made related to treasury stock subsequent to January 31, 2009. The Amended Credit Facility, as described in Note 2, prohibits the repurchase our common stock.
9. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS 157 does not require any new fair value measurements. SFAS No. 157, as issued, was effective for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. However, as of February 3, 2008, we adopted SFAS No. 157 for financial assets and liabilities only. As of August 1, 2009, the financial assets and liabilities subject to SFAS No. 157 consisted of investments, restricted cash related to our deferred compensation plan and an interest rate swap derivative liability, totaling $0.0 million, $0.5 million and $8.0 million, respectively. As of January 31, 2009, the financial assets and liabilities subject to SFAS No. 157 consisted of investments, restricted cash related to our deferred compensation plan and an interest rate swap derivative liability, totaling $8.0 million, $1.2 million and $8.7 million, respectively. As discussed in Note 4 of our Consolidated Financial Statements, we typically hold investments in securities classified as held-to-maturity as well as variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 1 to 35 days. Some of these investments, along with our restricted cash have Level

1 inputs, as the fair value is based on unadjusted, quoted prices for identical assets or liabilities in active markets at the end of the second fiscal quarter. The interest rate swap derivative liability at August 1, 2009 and January 31, 2009, and $6.0 million of the $8.0 million of our investments at January 31, 2009 have Level 2 inputs, as the fair value is based on inputs other than quoted prices, but is observable through corroboration with market data at the end of the period. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. Determining the fair value of our long-lived assets is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. We based our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain, thus they have Level 3 inputs. The fair value for the impaired long-lived assets at August 1, 2009 was $2.0 million. The adoption of SFAS No. 157 in 2009 for nonfinancial assets and nonfinancial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity.
10. Recently Issued Accounting Standards
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has adopted SFAS No. 161 for the fiscal quarter ended May 2, 2009. Refer to Note 7.
In April 2009, the FASB issued three FSPs intended to provide additional accounting guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair values of certain financial instruments in interim and annual financial statements. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides guidance for measurement and recognition of other-than-temporary impairment charges on investments in debt securities and provides for additional disclosure requirements. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance for determining fair values when the markets become inactive and quoted prices may reflect distressed transactions. These FSPs become effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company has adopted the FSPs for the fiscal quarter ended August 1, 2009 and there was no material impact on our financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. We have adopted SFAS 165 for the fiscal quarter ended August 1, 2009, and there was no material impact on our financial position, results of operations or cash flows. Refer to Note 14.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Adoption of SFAS 168 will have no impact on our financial position, results of operations or cash flows.

We have reviewed and continue to monitor the actions of the various financial and regulatory reporting agencies and are currently not aware of any other pronouncement that could have a material impact on our consolidated financial position, results of operations or cash flows.
11. Restructuring
In August 2008, we announced our plan to convert all Limited Too stores to our more value-oriented Justice store brand in order to drive profitability.
The amount accrued as a liability as of the end of the second quarter totaled $0.8 million as shown in the table below (in thousands). This decrease of $2.8 million is primarily due to the payment of severance. This liability amount is reported in “Accrued expenses” on our Consolidated Balance Sheets.

	August 1, 2009	January 31, 2009
Accrued restructuring charges, beginning of year	$3,573	$—
Costs incurred and charged to expense	—	18,992
Costs paid or settled	(2,789)	(15,419)

Accrued restructuring charges, end of period	$784	$3,573

12. Impairment
Long-lived assets are reviewed for impairment quarterly or when circumstances indicate the carrying values of such assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level of which there are identifiable cash flows, which is generally at a store level. Store assets are reviewed using factors including, but not limited to, our future operating plans and projected cash flows. The determination of whether impairment has occurred is based on an estimate of undiscounted future cash flows directly related to that store, compared to the carrying value of the assets. If the sum of the undiscounted future cash flows of a store does not exceed the carrying value of the assets, full or partial impairment exists. If impairment has occurred, the amount of impairment recognized is determined by comparing the discounted expected future cash flows of a store against that store’s net book value of assets. If the net book value, including tenant allowances, is greater than the sum of its discounted future cash flows, full or partial impairment may exist. During the second quarter of 2009, the Company recorded an out-of-period adjustment related to the impairment of the long-lived assets not taken in previous periods. The effect of recording this adjustment in the second quarter was a decrease in long-lived assets and an increase in cost of sales in the amount of $3.5 million. Of the $3.5 million recorded for the thirteen weeks ended August 1, 2009, $1.1 million was attributable to the fourth quarter of 2008 and $0.2 million was attributable to the first quarter of 2009. Based on the evaluation of all relevant factors, management believed the adjustments would not have been material to the Company’s quarterly results for 2009 or to the quarterly trend of earnings and, therefore, recorded the full impact of the adjustment in the second quarter of 2009. Accordingly, the Company determined that restatement of previously issued financial statements or information was not necessary.
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

The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a Second Amendment Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a Second Amended Consolidated Complaint and on October 3, 2008, the lead plaintiff filed an Amended Consolidated Complaint. On November 17, 2008, a Motion to Dismiss the Amended Consolidated Complaint was filed on behalf of all defendants. On January 30, 2009, lead plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On March 2, 2009, defendants filed a Reply in Support of the Motion to Dismiss. On June 2, 2009, the Court granted Defendants’ Motion to Dismiss with prejudice. On June 16, 2009, the lead plaintiff filed a Motion for Reconsideration, which was denied by the Court on August 4, 2009. The 30 day time period for appeal has expired.
The Company, the members of the Company’s board of directors and, in certain lawsuits, Dress Barn, Dress Barn’s chief executive officer and/or Merger Sub have been named as defendants in several purported class action lawsuits that have been filed in either the Common Pleas Court of Franklin County, Ohio or the Delaware Court of Chancery. The complaints allege, among other things, that the Company and its directors, aided and abetted by the Dress Barn defendants (as to those complaints naming Dress Barn), breached their fiduciary duties by failing to obtain adequate consideration in the proposed Merger and failing to make adequate disclosures related to the proposed Merger in the Registration Statement on Form S-4 filed by Dress Barn with the Securities and Exchange Commission on August 11, 2009. On September 3, 2009, the three cases pending in the Common Pleas Court of Franklin County, Ohio, were dismissed without prejudice by their respective plaintiffs in favor of the suit they jointly filed in the Delaware Court of Chancery. A motion to consolidate has been filed for the cases pending in the Delaware Court of Chancery. At this stage, it is not possible to predict the outcome of these proceedings or their impact on the Company. The Company believes the allegations made in these complaints are without merit and intends to vigorously defend these actions. The Company believes that, if necessary, insurance coverage will be available under the Company’s insurance policies, subject to self-insured retentions and policy limits, and we do not believe the litigation will have a material adverse effect on our results of operations, cash flows or financial position.
From time-to-time we become involved in various litigation and regulatory matters incidental to operations of our business. It is our opinion the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.
14. Subsequent Events
The Company evaluated all events or transactions that occurred after August 1, 2009 up through September 9, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes to those Consolidated Financial Statements. Also refer to the Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 on page 27. For the purposes of the following discussion, unless the context otherwise requires, “Tween Brands,” “we,” “our,” “the Company” and “us” refer to Tween Brands, Inc. and our wholly-owned subsidiaries.
Company Overview
Tween Brands, Inc. is the largest premier specialty tween (age 7 to 14) girl retailer in the world. Through our powerhouse brand, Justice, we provide the hottest fashion merchandise and accessories for tween girls. Known as the destination for fashion aware tweens, Justice stores proudly feature outgoing sales associates who assist girls in expressing their individuality and self-confidence through fashion. Visually-driven catazines (a combination of a catalog and a magazine) and direct mail pieces reach millions of tween girls annually, further positioning us as a preeminent retailer in the tween marketplace. As of the end of the second quarter, we had over 900 stores located throughout the United States and internationally. Additionally, we maintain a website, www.shopjustice.com, to offer our girls another alternative to in-store shopping. A product assortment similar to the one carried at our stores, with the addition of web-only styles, can be purchased through this website.
Beginning February 1, 2009, Justice became our primary specialty retail store brand offering fashionable sportswear, key accessories and lifestyle items for tween girls. Justice celebrates tween girls at a more value-conscious price point and contains a large proportion of basic items, as well as the latest fashions for our girl.
Justice merchandise includes:
•	apparel, such as jeans and other pants, skirts, shorts, knit tops, graphic tee shirts, dresses and outerwear;
•	accessories, such as bags, belts, hats, coin purses, backpacks, jewelry, hair ornaments, and legwear;
•	footwear, such as casual shoes, boots, flip flops and slippers;
•	lifestyle products, such as bedroom furnishings, music, stationery, candy, party favors, electronics and web based toys; and
•	swimwear, underwear, bras and sleepwear.
Pending Merger with Dress Barn
On June 24, 2009, Tween Brands entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Dress Barn, Inc., a Connecticut corporation (“Dress Barn”) and Thailand Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Dress Barn (“Merger Sub”) which provide for the acquisition of Tween Brands by Dress Barn by means of a merger of Merger Sub with and into Tween Brands, with Tween Brands surviving as a wholly owned subsidiary of Dress Barn. The Merger Agreement is subject to the approval of Tween Brand’s stockholders and to the terms and conditions set forth in the Merger Agreement.
If the proposed Merger is consummated, each share of Tween Brands common stock issued and outstanding immediately prior to the effective time of the Merger, will be converted into the right to receive 0.47 shares of Dress Barn common stock (the “Exchange Ratio”). Tween Brands stockholders will not receive any fractional shares of Dress Barn common stock in the Merger. Instead, any Tween Brands stockholder who would otherwise be entitled to a fractional share of Dress Barn common stock will be entitled to receive an amount in cash (rounded down to the nearest whole cent), without interest, equal to the product of such fraction multiplied by the measurement price. Dress Barn common stock is listed on the Nasdaq Global Select Market under the symbol “DBRN.”
In connection with the proposed Merger, on July 28, 2009, Dress Barn and Tween Brands submitted notification and report forms under the Hart Scott Rodino Act (HSR) with the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice. The HSR waiting period expired on August 27, 2009. In addition, on August 11, 2009, Dress Barn filed a registration statement on Form S-4 with the Securities and Exchange Commission. The Form S-4 contains the Company’s proxy statement. Once the Form S-4 is declared effective, Tween Brands intends to distribute a definitive proxy statement to our stockholders in connection with the stockholder meeting to vote on a proposal to adopt the Merger Agreement.

Executive Overview
While the second fiscal quarter of 2009 was certainly not one of our best, our performance exceeded our internal forecast due to sales levels and cost savings exceeding expectations. We had expected sales during the quarter to be soft for the obvious macroeconomic reasons and comparisons to a more successful second quarter of last year, primarily driven by WebkinzTM sales which significantly decreased in the second quarter of 2009 when compared to the second quarter of 2008. The trends in the composition of our sales (units per transaction, average unit retail, and average dollar sale) are falling in line with our expectations as well. We saw significant decreases in expenses due to payroll, occupancy and marketing expense savings and experienced higher interest expense due to our recent credit facility amendment.
Although marketing efforts were intentionally reduced during the second quarter of 2009 as compared to the same period in 2008, we increased the number of contacts with our customers and we extended our direct mail efforts deeper into our database. Given that customers do not appear willing to shop without a deal in-hand, we adjusted our promotional cadence and, consequently, increased the number of days we were promotional versus last year. We also “sweetened” our offers at various times such as more 40% off events as compared to the 30% off opportunities. Throughout the second quarter, we in fact, engaged in all of these activities and saw improved performance for the period, particularly late in the quarter with the excellent response to our back-to-school merchandise assortments. While we expect to increase the marketing frequency through the remainder of the year as compared to spring season, we still expect to realize an overall cost savings in marketing efforts due to reduction in page count, increased density per page and the use of postcards in place of catazines and minis.
Our conversion to our single Justice store brand has been smooth and is nearly complete with all stores offering a wide array of exciting back-to-school Justice merchandise to customers. During the second quarter of 2009, we continue to make progress on the signage changes. We are targeting to have all stores converted to the Justice brand by the end of fiscal 2009. The brand transition appears to be gaining traction with consumers as evidenced by recent market research data indicating that Tween Brands’ market share in the tween girl 7-12 year old market increased 114 basis points for the 12-month period ended June 2009. During the same period, the Tween Girl apparel market contracted almost 6% and several other retailers lost market share.
Results of Operations
Financial Summary
Net sales for the fiscal quarter ended August 1, 2009 were $205.1 million, $18.0 million or 8% worse than the $223.1 million in the second fiscal quarter of 2008. Gross income in the second fiscal quarter of 2009 was $54.3 million, $7.4 million or 12% worse than the $61.8 million in the second fiscal quarter of 2008. Operating loss in the second fiscal quarter of 2009 was $10.2 million, $0.9 million or 10% worse than the operating loss of $9.3 million in the second fiscal quarter of 2008. Net loss in the second fiscal quarter of 2009 was $2.8 million, $3.9 million or 58% better than the net loss of $6.7 million in the second fiscal quarter of 2008. Loss per diluted share in the second fiscal quarter of 2009 was $0.11, which was $0.16 better than the loss per diluted share of $0.27 in the second fiscal quarter of 2008.
Net sales for the year-to-date period ended August 1, 2009 were $410.3 million, $64.5 million or 14% worse than the $474.8 million in the same period of 2008. Gross income in the year-to-date period ended August 1, 2009 was $119.3 million, $28.8 million or 19% worse than the $148.1 million in the same period of 2008. Operating loss in the year-to-date period ended August 1, 2009 was $8.2 million, $7.3 million or 846% worse than the operating loss of $0.9 million in the same period of 2008. Net loss in the year-to-date period ended August 1, 2009 was $4.2 million, $1.8 million or 77% worse than the net loss of $2.4 million in the same period of 2008. Loss per diluted share in the year-to-date period ended August 1, 2009 was $0.17, which was $0.07 worse than the loss per diluted share of $0.10 in the same period of 2008.

Summarized operational data for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008 is presented below:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1,	August 2,	%	August 1,	August 2,	%
	2009	2008	Change	2009	2008	Change

Net sales (millions) (1)	$205.1	$223.1	-8%	$410.3	$474.8	-14%

Comparable store sales (2)	-12%	-8%		-18%	-4%
Net store sales per average gross square foot (3)	$51.3	$58.4	-12%	$103.1	$126.1	-18%
Net store sales per average store (thousands) (4)	$214.6	$243.5	-12%	$431.4	$527.4	-18%

Average store size at period end (gross square feet)	4,189	4,174	0%	4,189	4,174	0%
Total gross square feet at period end (thousands)	3,783	3,736	1%	3,783	3,736	1%
Store inventory per gross square foot at period end (5)	$24.3	$30.0	-19%	$24.3	$30.0	-19%
Store inventory per store at period end (thousands) (5)	$101.9	$125.4	-19%	$101.9	$125.4	-19%

Number of stores:
Beginning of period	910	867		914	842
Opened	—	29		—	57
Closed	(7)	(1)		(11)	(4)

End of period	903	895		903	895

(1)	Total net sales includes: store sales, net of associate discounts; direct sales; shipping revenue; deferred revenue; international revenue and partner advertising revenue.

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

(4)	Net store sales per average store is the result of dividing net store sales for the fiscal period by average store count, which reflects the impact of opening and closing stores throughout the period.

(5)	Inventory value includes store and distribution center inventory net of estimated shrink.

The following table compares components of the Consolidated Statements of Operations as a percentage of net sales at the end of each period:

	Thirteen Weeks		Twenty-Six Weeks
	Ended		Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy costs	73.5	72.3	70.9	68.8

Gross income	26.5	27.7	29.1	31.2
Store operating, general and administrative expenses	31.5	31.9	31.1	31.4

Operating loss	(5.0)	(4.2)	(2.0)	(0.2)
Interest (income)	0.0	(0.2)	0.0	(0.2)
Interest expense	1.6	1.0	1.7	1.0

Loss before income taxes	(6.6)	(5.0)	(3.7)	(1.0)
Benefit from income taxes	(5.2)	(2.0)	(2.7)	(0.5)

Net loss	(1.4)%	(3.0)%	(1.0)%	(0.5)%

Net Sales
Net sales of $205.1 million for the second fiscal quarter of 2009 decreased 8% from $223.1 million for the second fiscal quarter of 2008. This was primarily driven by a 12% decrease in comparable store sales, partially offset by the additional sales from the 8 net new stores added since the second fiscal quarter of 2008. Net sales of $410.3 million for the year-to-date period ended August 1, 2009 decreased 14% from $474.8 million for the year-to-date period ended August 2, 2008. This was primarily driven by an 18% decrease in comparable store sales, partially offset by the additional sales from the 8 net new stores added since the second fiscal quarter of 2008.
The following summarized comparable store sales data compares the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008:

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 1,	August 2,	%	August 1,	August 2,	%
	2009	2008	Change	2009	2008	Change
Average dollar value of unit sold at retail (“AUR”) (1)	$9.51	$10.81	-12%	$9.73	$10.96	-11%
Average number of units per transaction (“UPT”) (2)	4.69	4.35	8%	4.67	4.37	7%
Average dollar sales value per transaction (“ADS”) (3)	$44.60	$47.06	-5%	$45.45	$47.85	-5%
Number of comparable store transactions (4)	4,124	4,458	-8%	7,949	9,209	-14%

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
For the thirteen weeks ended August 1, 2009, the decline in comparable store sales of 12% was driven by an 8% drop in transactions and a 5% reduction in ADS. Although UPT increased 8%, AUR decreased 12%, primarily driven by the conversion to Justice, which caused an overall decrease in ADS. For the twenty-six weeks ended August 1, 2009, the decline in comparable store sales of 18% was driven by a 14% drop in transactions and a 5% reduction in ADS. Although UPT increased 7%, AUR decreased 11%, primarily driven by the conversion to Justice, which caused an overall decrease in ADS.

Merchandise Review
Nearly all merchandise category sales decreased from second quarter 2008 to second quarter 2009. Significant decreases in Lifestyles were largely driven by trailing WebkinzTM sales in fiscal 2009. WebkinzTM sales, which accounted for 7% of our sales for the second quarter of 2008, fell to 3% of our sales for the second quarter of 2009, resulting in a 4 point comparable store sales decline. Decreases in ready to wear apparel, casual tops and bottoms, and intimates were also seen from the second quarter of 2008. Active tops and bottoms and accessories have experienced increased sales since the second quarter of 2008.
Similar to the second quarter, on a year-to-date basis nearly all merchandise categories experienced decreased sales from the year-to-date period ended August 2, 2008 as compared to the year-to-date period ended August 1, 2009. Significant decreases in Lifestyles were largely driven by trailing WebkinzTM sales in fiscal 2009. WebkinzTM, which accounted for 10% of our sales for the year-to-date period ended August 2, 2008, fell to 4% of our sales for the year-to-date period ended August 1, 2009, and was a large component of the overall decrease. Decreases in ready to wear apparel, casual tops and bottoms, and intimates were also seen for the year-to-date period ended August 1, 2009 as compared to the same period in 2008. Active tops and bottoms and accessories have experienced increased sales for the year-to-date period ended August 1, 2009 as compared to the same period in 2008.
Gross Income
Gross income is comprised of internal gross margin (net sales less cost of sales) less buying and occupancy costs. Internal gross margin is composed of our more variable cost components of gross income, while our buying and occupancy costs are predominantly fixed in nature. Gross income for the second fiscal quarter of 2009 was $54.3 million, $7.4 million and 120 basis points as a percentage of net sales (“bps”), less than the second fiscal quarter of 2008 as shown in the table below (in thousands, except basis point amounts):

			Q2 2009 vs. Q2 2008	Q2 2009 vs. Q2 2008
			Dollar change	Change in bps
	Q2 2009	Q2 2008	favorable/(unfavorable)	favorable/(unfavorable)
Net Sales	$205,124	$223,102	$(17,978)	—
Cost of Sales	89,869	98,106	8,237	20

Internal Gross Margin	$115,255	$124,996	$(9,741)	20

Buying & Occupancy Costs	60,915	63,210	2,295	(140)

Gross Income	$54,340	$61,786	$(7,446)	(120)

The $9.7 million decrease in internal gross margin from the second quarter 2008 was primarily attributable to a top-line sales miss of $18.0 million, an expected decrease in initial mark-up (“IMU”) rate offset by favorability in other margin items, primarily due to increased sourcing penetration, and favorability in freight and shrink. Buying and occupancy costs decreased $2.3 million from second quarter 2008 driven by buying payroll savings of $2.5 million related to our recent restructuring, a $1.3 million decrease in catalog production costs due to decreased marketing efforts, and a $1.7 million decrease in store occupancy costs offset by a $3.5 million store impairment charge on 31 stores, of which $1.3 million relates to prior periods.
The year-over-year decline in gross income of 120 bps was primarily attributable to the inability to leverage the $2.3 million reduction in buying and occupancy expense, primarily because of the inclusion of the $3.5 million store impairment charge, against the drop in sales. The increase in our sourcing income and other margin favorability mitigated the impact on internal gross margin that the expected IMU decline associated with the transition to the Justice brand would have otherwise had.

Gross income for the year-to-date period ended August 1, 2009 was $119.3 million, $28.8 million and 210 basis points as a percentage of net sales (“bps”), less than the year-to-date period ended August 2, 2008 as shown in the table below (in thousands, except basis point amounts):

			YTD 2009 vs. YTD 2008	YTD 2009 vs. YTD 2008
			Dollar change	Change in bps
	YTD 2009	YTD 2008	favorable/(unfavorable)	favorable/(unfavorable)
Net Sales	$410,349	$474,840	$(64,491)	—
Cost of Sales	172,264	201,556	29,292	40

Internal Gross Margin	$238,085	$273,284	$(35,199)	40

Buying & Occupancy Costs	118,754	125,157	6,403	(250)

Gross Income	$119,331	$148,127	$(28,796)	(210)

The $35.2 million decrease in internal gross margin from the year-to-date period August 2, 2008 was primarily attributable to a top-line sales miss of $64.5 million, an expected decrease in IMU rate partially offset by reduced markdowns due to tighter inventory levels, and favorability in other margin items, primarily due to increased sourcing penetration, and favorability in freight and shrink. The decrease in buying and occupancy costs of $6.4 million from the year-to-date period August 2, 2008 was driven by buying payroll savings of $5.6 million related to our recent restructuring and a $3.9 million decrease in catalog production costs due to decreased marketing efforts, offset by a $3.5 million store impairment charge on 31 stores, of which $1.3 million relates to prior periods.
The year-over-year decline in gross income of 210 bps was primarily attributable to the inability to leverage the $6.4 million reduction in buying and occupancy expense, primarily because of the inclusion of the $3.5 million store impairment charge, against the decline in sales. The decrease in markdowns and the increase in our sourcing income and other margin mitigated the impact on internal gross margin that the expected IMU decline associated with the transition to the Justice brand would have otherwise had. Our gross income may not be comparable to that of other retailers since all significant costs related to our distribution network, with the exception of freight costs, are included in store operating, general and administrative expenses (see “Store Operating, General and Administrative Expenses”).
Store Operating, General and Administrative Expenses
Store operating, general and administrative expenses improved $6.5 million and 40 bps as a percentage of net sales from the second fiscal quarter of 2008. The change is outlined in the table below (in thousands, except basis point amounts):

	Q2 2009 vs. Q2 2008
	favorable/(unfavorable)
Changes in:	in dollars	in bps
Store payroll and operating expenses	$5,635	90
Home office	1,263	—
Marketing	1,771	60
Distribution center	(359)	(20)
Other	(1,784)	(90)

Total change	$6,526	40

The $6.5 million decrease in store operating, general and administrative expenses from second quarter 2008 was primarily attributable to our ability to control store payroll and operating expenses evidenced by a 12% reduction, manage our home office expenses through our recent restructuring and cost savings initiatives, and decrease marketing efforts in the quarter.
The year-over-year decrease in store operating, general and administrative expenses of 40 bps was primarily attributable to cost savings initiatives and lower marketing expenses offset by proposed merger costs of $1.9 million.

On a year-to-date basis, store operating, general and administrative expenses improved $21.5 million and 30 bps as a percentage of net sales from the year-to-date period ended August 2, 2008. The change is outlined in the table below (in thousands, except basis point amounts):

	YTD 2009 vs. YTD 2008
	favorable/(unfavorable)
Changes in:	in dollars	in bps
Store payroll and operating expenses	$11,762	(30)
Home office	4,917	—
Marketing	5,034	80
Distribution center	(201)	(20)
Other	(42)	—

Total change	$21,470	30

The $21.5 million decrease in the year-to-date store operating, general and administrative expenses from the year-to-date period ended August 2, 2008 was primarily attributable to our ability to control store payroll and operating expenses evidenced by a 12% reduction, manage our home office expenses through our recent restructuring and cost savings initiatives, and decrease marketing efforts in the season.
The year-over-year decrease in the year-to-date store operating, general and administrative expenses of 30 bps was primarily attributable to cost savings initiatives and lower marketing expenses offset by our inability to leverage the 12% decline in store payroll and operating expenses against a 14% sales decline and our proposed merger costs of $1.9 million.
Interest Expense/Income
Interest expense was driven mainly by the interest payments on our long-term debt. Interest income was earned on investments in money market securities, variable rate demand notes and short-term, highly liquid, tax free municipal bonds. For the second fiscal quarter of 2009, net interest expense amounted to $3.2 million versus net interest expense of $1.9 million for the second fiscal quarter of 2008. The increase in net interest expense of $1.3 million in 2009 was primarily attributable to the increased interest rate on our long-term debt for the Amended Credit Facility as noted in Note 2.
For the year-to-date period ended August 1, 2009, net interest expense amounted to $7.1 million versus net interest expense of $3.7 million for the same period of 2008. The increase in net interest expense of $3.4 million in 2009 was primarily attributable to the increased interest rate on our long-term debt for the Amended Credit Facility as noted in Note 2.
Income Taxes
The effective tax rate for the second fiscal quarter of 2009 was 79.2%. This was an increase from the second fiscal quarter of 2008 effective tax rate of 40.3%. This increase was primarily attributable to the impact of the permanent book-tax difference expected in the fiscal year. Most notably, during the quarter we incurred expenses related to the proposed merger which were non-deductible. Additionally, the effective tax rate was impacted by the distribution of income and losses across legal entities and among the state taxing jurisdictions in which we operate.
The effective tax rate for the year-to-date period ended August 1, 2009 was 72.3%. This was an increase from the same period of 2008 effective tax rate of 46.9%. This increase was primarily attributable to the impact of the permanent book-tax difference expected in the fiscal year. Most notably, during the quarter we incurred expenses related to the proposed merger which were non-deductible. Additionally, the effective tax rate was impacted by the distribution of income and losses across legal entities and among the state taxing jurisdictions in which we operate.

Financial Condition
In assessing the financial condition of the business, we consider factors such as cash flow from operations, capital expenditures and operating margins to be key metrics in determining financial health. We were able to finance all capital needs with existing working capital and cash generated from operations, while ending the quarter with $71.5 million in cash and cash equivalents.
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
At the end of the second fiscal quarter of 2009, our working capital (defined as current assets less restricted assets and current liabilities) was $138.2 million, slightly down from $138.6 million on January 31, 2009. The decrease was primarily due to an increase in the current portion of long term debt from the amendment of the credit facility and partially offset by the increase in inventory.
The table below summarizes our working capital position and capitalization (in thousands):

	August 1,	January 31,
	2009	2009
Working Capital (as defined above)	$138,168	$138,564

Capitalization:
Long-term debt (including current portion)	163,250	166,250
Shareholders’ equity	173,375	175,772

Total capitalization	$336,625	$342,022

Amounts available under the credit facility	$50,000	$100,000
Letters of credit outstanding under the credit facility	$—	$—
Restricted assets	$1,802	$2,592
Our working capital decreased from year-end, but our overall liquidity was in-line with the apparel industry average as shown below. Additionally, our current ratio and debt-to-equity ratio are shown below:

	Tween Brands, Inc.		Apparel
	August 1, 2009	January 31, 2009	Industry *	S&P 500
Current Ratio	2.3	2.4	2.5	1.5
Debt/Equity Ratio	0.9	0.9	0.4	1.4

*	Information reflects the latest ‘apparel stores’ industry financial ratios found on MSN© Money.

Our liquidity is enhanced by the February 2009 Amendment to our September 2007 credit facility (the “Amended Credit Facility”). The Amended Credit Facility provides for a $50.0 million revolving line of credit, as well as the Term Loan discussed in Note 2 to our Consolidated Financial Statements. Our Amended Credit Facility is secured and contains certain financial covenants. Additionally, the Amended Credit Facility prohibits the declaration or payment of dividends, any additional repurchases of our common shares and also limits our future capital expenditures. As of August 1, 2009 we are in compliance with all of our financial covenants. Our failure to comply with these covenants could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the credit facility and impair our ability to obtain working capital advances and letters of credit, which could have a material adverse effect on our financial condition, results of operations or cash flows. The alternatives available to us if in default of our covenants would include renegotiating certain terms of the credit agreement, obtaining waivers from the lenders, obtaining a new credit agreement with another bank or group of lenders, which may contain different terms or seeking additional equity financing.
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
Net Change in Cash and Cash Equivalents
The table below summarizes our net increase in cash and cash equivalents for the twenty-six weeks ended August 1, 2009 and August 2, 2008 (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Net cash provided by (used for) operating activities	$5,049	$(5,298)
Net cash provided by investing activities	2,153	23,755
Net cash used for financing activities	(7,811)	(6,202)

Net (decrease) increase in cash and cash equivalents	$(609)	$12,255

Operating Activities
Net cash provided by operating activities amounted to $5.0 million for the year-to-date period ended August 1, 2009, an increase of $10.3 million when compared to net cash used for operating activities of $5.3 million for the same period of 2008. The table below outlines the changes in cash flows from operating activities during the twenty-six week period (in thousands):

YTD 2009 vs. YTD 2008
Changes in cash flows from:	increase/(decrease)
Net income, net of non-cash expenses	$2,191
Accounts payable and accrued expenses	4,571
Accounts receivable	(3,110)
Income taxes	10,325
Inventory	3,009
Tenant allowances received	(10,211)
Other long-term assets and liabilities	3,572

Total change in cash flows from operating activities	$10,347

Net income, net of non-cash expenses, increased 13% resulting in a continued net loss. Cash used to liquidate accounts payable and accrued expenses decreased as compared with the year-to-date period ended August 2, 2008. The decrease related to accounts receivable is primarily attributable to federal and state income tax refunds to be received and the tax benefit related to the year-to-date net loss. The decreased use of cash for income taxes for the year-to-date period ended August 1, 2009 relative to the same period in 2008 was due primarily to our lower net income as compared to the same period in 2008. Cash used to purchase inventory was less in the year-to-date period ended August 1, 2009 versus the same period of 2008 mainly due to our continued efforts to achieve a cleaner and better-managed inventory position. Cash provided by the tenant allowances received decreased due to the decrease in store openings.

Investing Activities
Net cash provided by investing activities amounted to $2.2 million for the year-to-date period ended August 1, 2009, a decrease of $21.6 million from the $23.8 million provided during the same period of 2008. The table below outlines the changes in cash flows from investing activities during the twenty-six week period (in thousands):

YTD 2009 vs. YTD 2008
Changes in cash flows from:	increase/(decrease)
Investments	$(56,530)
Capital expenditures	34,125
Other	803

Total change in cash flows from investing activities	$(21,602)

We generated $8.0 million of cash in the year-to-date period ended August 1, 2009, by liquidating our marketable securities, a decrease of $56.5 million when compared to the net $64.5 million generated in the same period of 2008. Our capital expenditures decreased over the year-to-date period ended August 1, 2009 as compared to the same period in 2008, due primarily to the decrease in store openings.
Financing Activities
Net cash used for financing activities amounted to $7.8 million for the year-to-date period ended August 1, 2009, an increase in the use of cash of $1.6 million from the $6.2 million used during the same period of 2008. The table below outlines the changes in cash flows from financing activities during the twenty-six week period (in thousands):

YTD 2009 vs. YTD 2008
Changes in cash flows from:	increase/(decrease)
Purchases of treasury stock	5,914
Repayment of long-term debt	(3,000)
Amended Credit Facility fees	(3,437)
Change in cash overdraft position	(766)
Stock options and other equity changes	(320)

Total change in cash flows used for financing activities	$(1,609)

As stipulated in our Amended Credit Facility, we are restricted from repurchasing any common stock. As such, no purchases of treasury stock were made during the year-to-date period ended August 1, 2009 as compared with the $5.9 million ASR settlement payment made in the same period in 2008. Additionally, due to the amendment of our credit facility, we had cash outflow of $3.4 million in related fees and $3.0 million of accelerated debt payments. These debt payments will continue to be accelerated until the maturity date. Due to the timing of payments made, the change in our cash overdraft position resulted in a cash decrease for the year-to-date period.
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
•	The failure of Tween Brands stockholders to adopt the merger agreement with Dress Barn;
•	Failure to consummate or delay in consummating the merger for other reasons;
•	Legal proceedings in connection with the merger could delay or prevent the completion of the merger;
•	Effectiveness of converting Limited Too stores to Justice stores;
•	Ability to convert Limited Too customers to the Justice brand;
•	Risk that the benefits expected from the brand conversion program will not be achieved or may take longer to achieve than expected;
•	Ability to grow or maintain comparable store sales;
•	Decline in the demand for our merchandise;
•	Ability to develop new merchandise;
•	The impact of competition and pricing;
•	Level of mall and power center traffic;
•	Effectiveness of expansion into new or existing markets;
•	Effectiveness of store remodels;
•	Availability of suitable store locations at appropriate terms;
•	Effectiveness of our brand awareness and marketing programs;

•	Ability to enforce our licenses and trademarks;
•	Ability to hire, retain, and train associates;
•	Ability to successfully launch a new brand;
•	A significant change in the regulatory environment applicable to our business;
•	Risks associated with our sourcing and logistics functions;
•	Changes in existing or potential trade restrictions, duties, tariffs or quotas;
•	Currency and exchange risks;
•	Changes in consumer spending patterns, consumer preferences and overall economic conditions;
•	The security of our computer networks;
•	Outcome of various legal proceedings;
•	Impact of product recalls;
•	Ability to comply with restrictions and covenants in our credit facilities;
•	Ability to service our debt;
•	The potential impact of health concerns relating to severe infectious diseases, particularly on manufacturing operations of our vendors in Asia and elsewhere;
•	Potential impairment of long-lived assets;
•	Ability to satisfy NYSE continued listing standards;
•	Acts of terrorism in the U.S. or worldwide; and
•	Other risks as described in other reports and filings we make with the Securities and Exchange Commission.
Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict. Therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. The inclusion of forward-looking statements should not be regarded as a representation by us, or any other person, that our objectives will be achieved. The forward-looking statements made herein are based on information presently available to us as the management of Tween Brands. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to interest rate risk primarily due to our debt. At August 1, 2009, $163.3 million was outstanding under the credit facility and appears on our balance sheet as long-term debt and current portion of long-term debt. As such, we are currently exposed to market risk related to changes in interest rates. Refer to Note 2 to our Consolidated Financial Statements for additional information regarding the credit facility. Additionally, we purchase investments with original maturities of 90 days or less. These financial instruments bear interest at fixed rates and are subject to potential interest rate risk should interest rates fluctuate. We do not enter into financial instruments for trading purposes.
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
As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded our disclosure controls and procedures were effective and designed to (1) ensure material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, also conducted an evaluation of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to determine whether any changes occurred during the period covered by this report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of fiscal 2009, certain changes in responsibility for performing internal control procedures occurred as a result of the realignment of resources within the Finance Department. Management, with the participation of the Principal Executive Officer and Principal Financial Officer, has evaluated these changes in our internal control over financial reporting and believes we have taken the necessary steps to establish and maintain effective internal controls over financial reporting.
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
The Tween Brands federal securities litigation purports to be brought on behalf of all purchasers of the Company’s common stock between February 21, 2007 and August 21, 2007 (the “class period”). The consolidated complaint alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by making false and misleading statements concerning the Company’s business and prospects during the class period. These actions also allege that the Company’s CEO sold stock while in possession of adverse non-public information. On May 5, 2008, a Motion to Dismiss the consolidated complaint was filed on behalf of all defendants. On June 17, 2008, a Motion for Leave to File a Second Amendment Consolidated Complaint was filed by the lead plaintiff. On September 4, 2008, the Court granted the lead plaintiff’s Motion for Leave to File a Second Amended Consolidated Complaint and on October 3, 2008, the lead plaintiff filed an Amended Consolidated Complaint. On November 17, 2008, a Motion to Dismiss the Amended Consolidated Complaint was filed on behalf of all defendants. On January 30, 2009, lead plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On March 2, 2009, defendants filed a Reply in Support of the Motion to Dismiss. On June 2, 2009, the Court granted Defendants’ Motion to Dismiss with prejudice. On June 16, 2009, the lead plaintiff filed a Motion for Reconsideration, which was denied by the Court on August 4, 2009. The 30 day time period for appeal has expired.
The Company, the members of the Company’s board of directors and, in certain lawsuits, Dress Barn, Dress Barn’s chief executive officer and/or Merger Sub have been named as defendants in several purported class action lawsuits that have been filed in either the Common Pleas Court of Franklin County, Ohio or the Delaware Court of Chancery. The complaints allege, among other things, that the Company and its directors, aided and abetted by the Dress Barn defendants (as to those complaints naming Dress Barn), breached their fiduciary duties by failing to obtain adequate consideration in the proposed Merger and failing to make adequate disclosures related to the proposed Merger in the Registration Statement on Form S-4 filed by Dress Barn with the Securities and Exchange Commission on August 11, 2009. On September 3, 2009, the three cases pending in the Common Pleas Court of Franklin County, Ohio, were dismissed without prejudice by their respective plaintiffs in favor of the suit they jointly filed in the Delaware Court of Chancery. A motion to consolidate has been filed for the cases pending in the Delaware Court of Chancery. At this stage, it is not possible to predict the outcome of these proceedings or their impact on the Company. The Company believes the allegations made in these complaints are without merit and intends to vigorously defend these actions. The Company believes that, if necessary, insurance coverage will be available under the Company’s insurance policies, subject to self-insured retentions and policy limits, and we do not believe the litigation will have a material adverse effect on our results of operations, cash flows or financial position.
From time-to-time we become involved in various litigation and regulatory matters incidental to operations of our business. It is our opinion the ultimate resolution of these matters will not have a material adverse effect on our results of operations, cash flows or financial position.

Item 1A.	Risk Factors.
Set forth below are two additional risk factors to those risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2009. Except for the addition of the two risk factors set forth below, there are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2009.
Failure to consummate or delay in consummating the merger for any reason
If the merger is not consummated for any reason, including the failure of Tween Brands stockholders to adopt the merger agreement with Dress Barn, or there is a delay in the consummation of the merger, Tween Brands will be subject to a number of material risks, including:
•
Tween Brands could be required to pay to Dress Barn a termination fee of $5,150,000 and certain out-of-pocket expenses (up to a maximum of $1,000,000) incurred by Dress Barn in connection with the merger agreement and the merger under certain circumstances as set forth in the merger agreement;

•	the market price of Tween Brands common stock may decline to the extent that the current market price of such common stock reflects a market assumption that the merger will be consummated;
•
the possibility exists that certain key employees may terminate their employment with Tween Brands as a result of the proposed merger with Dress Barn even if the proposed merger is not ultimately consummated;

•	benefits that Tween Brands expects to realize from the merger, such as the potentially enhanced strategic position of the combined company, would not be realized; and
•
the diversion of management’s attention away from the day-to-day business of Tween Brands, compliance with the limits on capital spending and acquisitions, and other restrictive covenants contained in the merger agreement that may impact the manner in which the management of Tween Brands is able to conduct the business of the company during the period prior to the consummation of the merger and the unavoidable disruption to employees and Tween Brands’ relationships with customers and suppliers during the period prior to the consummation of the merger, may make it difficult for Tween Brands to regain its financial and market position if the merger does not occur.

In addition, if the merger agreement is terminated and the board of directors of Tween Brands determines to seek another business combination, there can be no assurance that Tween Brands will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in the merger.
Legal proceedings in connection with the merger could delay or prevent the completion of the merger
Purported class action lawsuits have been filed by third parties challenging the proposed merger and seeking, among other things, to enjoin the consummation of the merger. One of the conditions to the closing of the merger is that no governmental entity of competent jurisdiction has permanently enjoined the consummation of the merger or the transactions contemplated by the merger agreement. If a plaintiff is successful in obtaining an injunction prohibiting consummation of the merger, then the injunction may delay the merger or prevent the merger from being completed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
There have been no share repurchases in the second fiscal quarter of 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a) On May 21, 2009, we held our Annual Meeting of Stockholders.
(b) See paragraph (c) below.
(c) At the Annual Meeting, our stockholders elected two Class C Directors to the Board of Directors, each to serve a three-year term expiring at the 2012 Annual Meeting of stockholders, by the following vote:

Director Nominees	Shares Voted For	Shares Withheld
Elizabeth M. Eveillard	12,677,436	8,621,702
Fredric M. Roberts	12,669,389	8,629,749
The term of office of our other Directors, Michael W. Rayden, David A. Krinsky, Phillip E. Mallott and Kenneth J. Strottman continued after the Annual Meeting.
At the Annual Meeting, our stockholders were also asked to ratify the selection of Deloitte & Touche LLP as our independent registered public accounting firm for the 2009 fiscal year. Of the 21,299,138 shares present in person or represented by proxy at the meeting, 21,224,618 shares were voted for the ratification of Deloitte & Touche LLP, 55,168 shares were voted against the ratification, and 19,352 shares were abstained from voting with respect to the ratification of Deloitte & Touche LLP. At the Annual Meeting, our stockholders were also asked to re-approve the material terms of the Incentive Compensation Performance Plan. Of the 21,299,138 shares present in person or represented by proxy at the meeting, 20,401,100 shares were voted for the re-approval of the Incentive Compensation Performance Plan, 656,687 shares were voted against the plan, and 241,351 shares were abstained from voting with respect to the re-approval of the Incentive Compensation Performance Plan.

Item 6.	Exhibits.
Exhibits

2.1
Agreement and Plan of Merger dated June 24, 2009, by and among The Dress Barn, Inc., Thailand Acquisition Corp. and Tween Brands, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed June 25, 2009).

4.1
Amendment No. 2 to Rights Agreement dated June 24, 2009, by and between Tween Brands, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 25, 2009).

10.1		Retention Agreement between Tween Brands, Inc. and Rolando de Aguiar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 25, 2009).

10.2		Retention Agreement between Tween Brands, Inc. and Gregory J. Henchel (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed June 25, 2009).

10.3		Letter Agreement between Tween Brands, Inc., The Dress Barn, Inc. and Michael Rayden (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 25, 2009).

31.1	*	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Periodic Report by the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	Certification of Periodic Report by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	Certification of Periodic Report by the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

+	Furnished with this Report.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWEEN BRANDS, INC. (Registrant)
Date: September 9, 2009	By:	/s/ Rolando de Aguiar
Rolando de Aguiar
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)